Form 10KSB
period 1997-12-31
PACIFICHEALTH LABORATORIES INC
filed 1998-03-30
CIK 1000278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                        PACIFICHEALTH LABORATORIES, INC.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                              22-3367588
  (State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               1460 Route 9 North
                              Woodbridge, NJ 07095
                    (Address of principal executive offices)

                                  732/636-6141
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were $3,356,725.

The aggregate market value of the common equity held by non-affiliates based on the closing sale price of Common stock as of March 25, 1998, was $14,573,907.

The number of shares outstanding of each class of the issuer's common equity, as of March 25, 1998, was as follows: Common Stock - 4,554,367 shares.

Transitional Small Business Disclosure Format (check one):  Yes  |_|  No  |X|

                           PACIFICHEALTH LABORATORIES, INC.
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 1997

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS......................................................... 1
ITEM 2.  DESCRIPTION OF PROPERTY..........................................12
ITEM 3.  LEGAL PROCEEDINGS........................ .......................12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............12

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........12
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................17
ITEM 7.  FINANCIAL STATEMENTS.............................................20
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..............................20

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................21
ITEM 10. EXECUTIVE COMPENSATION...........................................25
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...27
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................29

PART I

ITEM 1.  BUSINESS.

1(a)  Business Development:

PacificHealth Laboratories, Inc. (hereinafter referred to as the "Company") was incorporated in Delaware in April 1995 to develop and market products based upon natural ingredients which have demonstrable health and other benefits and which can be marketed without prior Food and Drug Administration approval under current regulatory guidelines.

The Company's first product, ENDUROX(R), a dietary supplement marketed in the sports performance and recovery category, was introduced in March 1996. Commercial shipments of the product commenced in May 1996. Extensions of the ENDUROX product line, ENDUROX EXCEL(R) and ENDUROX ProHeart(R), were introduced in March 1997. ProSol Plus(TM), a dietary supplement marketed primarily to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997.

The Company has additional products in various stages of development, including products which use natural ingredients that have demonstrated effectiveness in exercise performance, in reducing the pain of arthritis, in appetite control, in accelerating recovery from strains and sprains and in wound healing. A number of these products are expected to be introduced in the current fiscal year.

1(b)  Business of the Issuer

From its organization in April 1995 until it introduced its first commercial product in March 1996, the Company engaged primarily in organizational and financing activities, product research, and preliminary marketing and distribution activities, including developing a master broker network for its products and obtaining distribution for its products in mass channels (mass merchandisers, chain drug and supermarkets) and through health food chains and individual stores.

In connection with its organization, the Company also entered into agreements with the Institute of Nutrition & Food Hygiene of the Chinese Academy of Preventive Medicine (the "INFH") in Beijing, People's Republic of China. Under these agreements, in exchange for a royalty on sales of products utilizing natural constituents exported from China or developed in China, the INFH granted to the Company the right to commercialize within and outside of China all products identified and developed by the Company and the INFH based upon natural TCM herbs and other natural agents in certain areas. Nothing in the agreements, however, prevents any other person or company from buying herbs and other natural agents in China for use or resale inside or outside of China.

The Company's royalty obligations to the INFH are conditioned upon the Company first achieving a specified level of profits. To date, the Company has not incurred any obligation for royalties to the INFH, and the Company does not anticipate incurring any obligation to pay royalties in the current fiscal year.

Ciwujia, an herb that is the active ingredient in the Company's ENDUROX line of products, was identified and tested with the cooperation of the INFH. The Company also has identified products utilizing botanicals of non-Chinese origin and, where possible, to license products conceived or developed by others, or which contain proprietary ingredients developed by others, which have some level of market protection (e.g., through a patent, patent claim, manufacturing technology, etc.). Apart from the ENDUROX line, none of the Company's present or proposed products is based on herbs or other natural ingredients of Chinese origin.

The Company's business activities have been financed primarily with proceeds from private placements in 1995 and 1996, and an initial public offering of Common Stock which was completed in December 1997.

In its first year of operations (1996), the Company had revenues of $3,085,726. In 1997, revenues were $3,356,725.

All of the Company's existing products are, and its proposed products are expected to be, manufactured in the United States by third parties. See Item 2 below.


1(b)(i)(a)  Principal Products and Markets - Existing Products

The Company's initial product, ENDUROX(R), is a dietary supplement the principal ingredient of which is the herb ciwujia. Laboratory tests and trials conducted by the INFH and the exercise physiology laboratories of the University of North Texas Health Science Center in Fort Worth, Texas, demonstrated that ENDUROX changed the way the body fuels a workout by shifting the fuel source from carbohydrate to fat, thereby increasing fat metabolism; built endurance by slowing the lactic acid buildup that causes muscle soreness and fatigue; raised the anaerobic threshold during workout; and sped recovery following workout, as measured by heart rate and lactic acid levels. The Company also conducted extensive qualitative and quantitative marketing research to measure consumer receptivity to a natural product that could improve exercise performance. Based on its market research, the Company launched ENDUROX in health food and mass consumer distribution channels using a master broker for chain drug, grocery, and mass merchandisers and a separate master broker for the health food segments.

Extensions to the ENDUROX line of products, ENDUROX EXCEL(R) and ENDUROX ProHeart(R), were introduced in March 1997. ENDUROX EXCEL contains 50% more ciwujia than regular ENDUROX, plus vitamin E. It is targeted to "serious" athletes, i.e., individuals who engage in competitive athletics or whose exercise regimen is comparable to that of a competitive athlete. ENDUROX ProHeart is targeted to the heart conscious consumers who exercise regularly. In addition to ciwujia, ENDUROX ProHeart contains vitamins E and C and folic acid.

Prosol Plus(TM), introduced in December 1997, is a unique product that combines hypericum (St. John's Wort), Ginko Biloba and four essential vitamins. Hypericum has been shown to be effective in treating the symptoms of mild to moderate depression in numerous clinical studies. In Germany, where the expense of hypericum use is reimbursed by government sponsored health insurance, it outsells Prozac, the leading US product for treating depression, by a substantial margin. Under the Dietary Supplement Health and Supplement Act of 1994, Prosol Plus cannot be marketed for the treatment of depression, as such, but can be marketed to improve emotional well-being. The Company has an exclusive world-wide right to market this product granted by the developer of the product. A patent application for the Prosol Plus formulation is pending, and the Company is funding clinical trials to evaluate the product's effectiveness in treating mild to moderate depression in patients undergoing a commercial weight loss program.

1(b)(ii)  Distribution Methods

The Company has pursued a "multi-channel" distribution strategy in marketing its products. The Company's products are sold in retail outlets in all 50 states, including mass merchandisers, chain drug stores and grocery supermarkets. The Company also distributes its products to the health food market through General Nutrition Centers, a chain with over 2,800 outlets (see "Risk Factors -- Dependence Upon Significant Customers"), independent health food retailers, sports specialty stores and health clubs. The nature of the product and its target market dictate the channels of distribution in which a product is launched, and the level of effort directed to each channel of distribution.

The Company uses two master brokers in its distribution network, one for mass volume retailers and the other for the health food market. Both master brokers receive a fixed monthly payment plus a commission on sales under agreements that are terminable at will by either party on relatively short notice. Most of the Company's customers are sold direct through its broker networks, although large drug wholesalers are used to reach smaller chains and independents. General Nutrition Centers, which is the Company's largest customer, is a "house account" which the Company sells directly outside its broker network.

The Company began distribution of ENDUROX in Canada in 1997 through an independent distributor, with the first retail sales made in April 1997. At the present time, this represents the Company's principal non-US marketing channel. The Company intends to seek regulatory clearances to distribute ENDUROX in Europe, South America and Asia, but there is no assurance that the Company will obtain these clearances, and, in any event, the Company does not expect to be in a position to begin significant distribution outside the United States until the end of 1998 at the earliest.

To support its marketing efforts, the Company advertises in trade and consumer health food and sports magazines and on television, attends trade shows and exhibitions, sponsors promotional programs and events and in-store promotions, and engages in an extensive public relations effort that has included television, that has resulted in articles in numerous health, fitness, trade and natural products publications, which the Company also uses to promote its products. In September 1996, the Company entered into a three year endorsement contract with former professional football player Joe Montana. Mr. Montana receives an annual fee, and also received an option to purchase 25,000 shares of Common Stock upon execution of the endorsement contract. The Company has made extensive use of television and other media advertising featuring Mr. Montana, and Mr. Montana also has been featured in a number of the Company's promotional and public relations activities. Other paid endorsers for the Company include Frank Shorter (two-time Olympic medallist), Jeff Galloway (former Olympian and author of the leading running book sold in North America), Debbi Lawrence (two-time Olympian and considered America's greatest racewalker), Dave Scott (six-time winner of the "Ironman" competition) and Grete Waitz (nine-time winner of the New York City Marathon).

In the twelve-month periods ended December 31, 1996 and December 31, 1997, the Company's expenditures for product advertising and promotion were approximately $1,303,880 and $4,639,567, respectively.

1(b)(iii)  Status of Publicly Announced New Products

ENDUROX(R) SPORTS DRINK is a new product in the development stage. The Company expects to obtain data from trials to be conducted for the Company at a number of institutions with well known exercise physiology departments to support its marketing claims. These trials are expected to be completed in the second quarter of 1998.

The market for sports drinks currently exceeds $1.5 billion a year. This market is dominated by Gatorade, which is manufactured by Quaker Foods. In addition, there are a number of sports drink products primarily marketed through health food stores. These include MetRx, products from Weider Nutrition International, Champion Nutrition, and house brands sold by General Nutrition Centers. Sports drinks sold through health food channels, which is the market which the Company intends to target, represent approximately $300 million in sales, with the balance of sales being made in mass channels of distribution. The Company expects to initiate sales of this product in the third quarter of 1998.

ARNICYN(Trademark) is a topical analgesic stick that contains a combination of natural ingredients which have demonstrated effectiveness in reducing the pain and inflammation of arthritis. The four herbal components in ARNICYN are capsaicin, menthol, arnica and boswellia serrata.

The total market for topical analgesics in mass channels of distribution in 1997 exceeded $350 million. Some of the major brand names in this category include Bengay and Zostrix. Products containing capsaicin represent the fastest growing segment of the market. ARNICYN will be targeted to an estimated 20 million Americans who have arthritis. The Company intends to launch ARNICYN through direct response TV and then expand distribution into chain drug and mass merchandisers.

PO 2 is the Company's working name for a new product based on a protein which, when ingested, stimulates the action of cholecystokinin in the body. Cholecystokinin is a protein which is involved in the human digestive process. Research has shown that the release of cholecystokinin in humans increases satiety resulting in decreased food intake and, thus, providing an approach to weight loss and control using the body's natural appetite control mechanism.

The protein which stimulates cholecystokinin is found in potatoes. The investigator who discovered the effect of this protein received a use patent on the protein in 1985. However, purification of the protein was not commercially feasible until recently, when researchers developed a proprietary method of purification. The purified protein has been found effective to stimulate the action of cholecystokinin in numerous studies, including studies published by researchers at the University of Texas Health Science Center and unpublished studies by the same researchers.

The Company has signed a license agreement with the licensor of the patent covering the potato-derived protein and the developer of the proprietary purification process. This agreement grants to the Company the exclusive world wide right to market and develop a number of weight loss products incorporating the purified protein ingredient, which would be supplied to the Company by the licensor.

The Company expects the product, which is as yet unnamed, to be introduced as a powder drink that would be taken fifteen minutes prior to meals. The Company estimates that the product will be launched in limited distribution in the fourth quarter of 1998, with expanded distribution to begin in January 1999. This schedule is intended to capitalize on the fact that approximately 30% of the annual sales of diet products and services typically occur in January. Industry data indicates a national market of approximately $3 billion for weight loss and weight control products, including prescription drugs, OTC products, diet foods and nutritional supplements.

SPORTS ANALGESIC: Strains and sprains resulting from sports injuries are usually treated with a topical analgesic, an oral analgesic or a combination of both agents. There currently are no non-prescription products that can accelerate recovery from a sports injury in the sprain/strain category. The Company has formulated a product with both an internal and external component that it expects to launch in the third quarter of 1998. Management believes that a combination internal/external sports analgesic would represent a unique product in a category which has lacked innovation in the last ten years. The Company intends to work with professional trainers both in evaluating the product and also using their endorsements to promote the product. This product would be distributed through health food stores and selected mass channels of distribution.

WOUND HEALING and SKIN CARE: In February 1998, the Company entered into a licensing agreement with Dermagenics, Inc. pursuant to which the Company obtained the exclusive right to develop and market in North America products containing a proprietary formulation developed by Dermagenics, which has been shown effective in wound healing, in combination with dietary supplements. The Company expects to initiate animal and human trials of products based upon this formulation the second quarter of this year.

1(b)(iv)  Competition

Dietary supplements are distributed in variety of ways, including independent health food suppliers who focus on vitamins and dietary supplements; mass volume retail suppliers; gym and health club product suppliers; direct sale and mail order vendors; and private label manufacturers. The Company estimates that there are approximately 20 large national companies that manufacture or distribute herbal products and medicinals. Generally, these companies are well funded and sophisticated in their marketing approaches. Examples are Weider Nutrition International, Nature's Way, Nature's Herbs and Solaray, Inc. In addition, there are a number of major pharmaceutical companies such as Warner Lambert, American Home Products and Smithkline Beecham that are or are expected to launch proprietary brands of supplements within the next twelve months. Increased competitive activity from such companies could have a material, adverse effect on the Company and other participants in the industry since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than the Company and its other competitors.

As the market for herbal products and medicinals has increased, major retailers such as GNC have introduced house brands to take advantage of their retailing strength, a trend that is likely to continue. Although major retailers generally have not introduced innovative products in the past, the Company believes that house brands represent a competitive threat once a product becomes established.

Since the Company's products are based upon natural ingredients, its competitors have access to the same ingredients and will be able to develop and market products the same as or similar to the Company's products. Except to the limited extent that the Company may obtain patent protection for certain uses of ingredients in its products, its competitors' products may make the same claims of benefits from use of the products that the Company makes. For example, GNC, the Company's largest customer, presently offers a "generic" product that is based on ciwujia, the natural ingredient on which the Company's ENDUROX line of products is based. The Company believes that long term success in the marketplace for any of the Company's products is likely to be less dependent on the novelty of the product than on such factors as distribution and marketing capabilities, and whether or not the product enjoys some proprietary advantage, such as patent protection, an established brand name, etc.

As the nutritional supplement industry grows and matures, the Company believes that retailers will increasingly favor suppliers that can provide innovative and high margin products, that are financially stable and who aggressively market and promote a wide line of products. Independent companies which have a limited product line, and which fail to develop new, innovative products supported with strong marketing efforts will be unlikely to succeed in that environment.

1(b)(v)  Suppliers of Raw Materials

The Company obtains all of the raw materials necessary for the manufacture of its products from independent sources. The Company generally does not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products. The Company obtains ciwujia for its ENDUROX line of products from suppliers in the Peoples Republic of China. At the present time, the Company obtains all of its needs from one supplier, but believes that adequate alternative suppliers are available if needed. Prosol Plus is obtained from a single source, the licensor of the product, which supplies the product in finished form. All other herbs, vitamins, etc. used in the Company's existing products are available from multiple sources. The Company expects to obtain proprietary ingredients for its proposed wound care and weight loss products from the licensors of those ingredients.

There is no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the source of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions outside of its control.

1(b)(vi)  Dependence on Major Customers

General Nutrition Centers and WalMart accounted for approximately 25% and 13%, respectively, of net sales in fiscal 1997. The loss of either of these customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company's results of operations or financial condition. The Company has no agreements with or commitments from these customers with respect to future purchases.

1(b)(vii)  Patents and Trademarks

The Company received a United States patent in December 1996 covering the use of ciwujia, the principal active herb in ENDUROX, to improve physical performance and stamina during exercise, and for enhancing recovery after exercise is completed. The Company has applied for foreign patents on ciwujia in Canada, Mexico, all Western European countries and in 51 other principal European, South American and Asian countries. To the extent the Company does not have patents on its products, there can be no assurance that another company will not replicate one or more of the Company's products, nor is there any assurance that patents which are obtained, including the ciwujia patent, will provide meaningful protection or significant competitive advantages over competing products. For example, the Company's use patent on ciwujia would not prevent sale of the herb with a claim or for a use that was not covered by the Company's patent.

The Company believes that certain of its proposed products also may be eligible for "use" patents, and patent coverage will be considered in seeking to license products developed by others. There is no assurance, however, that the Company will receive any additional patents, or that any patents which it does have or may obtain will provide meaningful protection. The Company does not believe that patent protection will be as significant to its growth as such factors as product selection and the extent and effectiveness of its advertising and other marketing and promotional activities.

The Company has federal trademark registrations for ENDUROX(R), ENDUROX EXCEL(R) and ENDUROX ProHeart(R) and has trademark applications pending to register PROSOL PLUS(TM) and ARNICYN(TM) pending with the United States Patent and Trademark Office. The Company also has filed its trademarks in all Western European countries, Canada, Mexico and Japan. The Company's policy is to pursue registrations for all of the trademarks associated with its key products, and to protect its legal rights concerning the use of its trademarks. The Company relies on common law trademark rights to protect its unregistered trademarks.

1(b)(viii) and (ix)  Governmental Regulation

The Company believes that all of its existing and proposed products, as described above, are dietary supplements which do not require governmental approvals to market in the United States. The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the Food and Drug Administration ("FDA"), the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture and the Environmental Protection Agency. See "RISK FACTORS -- Government Regulation". The Company's activities also are subject to regulation by various agencies of the states and localities in which its products are sold.

The FDA traditionally has been the main agency regulating the types of products sold by nutritional supplement firms such as the Company, but much of that authority stemmed from the FDA's treatment of dietary supplements as food additives and drugs. The FDA's role in this area was reduced mainly to policing the activities of makers of dietary supplements by the enactment of the Dietary Supplement Health and Education Act of 1994 (the "DSHEA") in October 1994. The DSHEA amended and modified the application of certain provisions of the Federal Food, Drug and Cosmetics Act (the "FFDC Act") as they relate to dietary supplements, established an Office of Dietary Supplements at the National Institute of Health in order to coordinate and conduct scientific research into the health benefits of dietary supplements, established a presidential commission to study and make recommendations on the regulation of label claims and statements for dietary supplements, and required the FDA to promulgate regulations consistent with the DSHEA and the recommendations of the presidential commission.

Prior to the enactment of the DSHEA, the FDA had required nutrition labeling on all dietary supplements and prohibited the making of any health claim on a dietary supplement unless the supplement was consumed as a food, its components were demonstrated to be safe, and the health claim was supported by significant scientific agreement and approved by the FDA. Passage of the DSHEA impacted the FDA's ability to issue and implement regulations with respect to dietary supplements by exempting such products from classification as "food additives" or, in most circumstances, "drugs". Although the DSHEA is generally viewed as a positive development for companies that sell dietary supplements such as vitamins, minerals, herbs, botanicals, amino acids and similar substances, the legislation imposed significant requirements that must be adhered to in order for a product to qualify for the safe harbors established by the DSHEA.

The DSHEA defines a dietary supplement to include (i) any product intended to supplement the diet that bears or contains a vitamin, mineral, herb or other botanical, an amino acid, a substance to supplement the diet by increasing the total dietary intake, or any concentrate, constituent, extract, or combination of any such ingredient, provided that such product is either intended for ingestion in tablet, capsule, powder, softgel, gelcap, or liquid droplet form or, if not intended to be ingested in such form, is not represented for use as a conventional food or as a sole item of a meal or the diet, (ii) is not represented for use as a conventional food or as a sole item of a meal or the diet, and (iii) is labeled as a dietary supplement. The definition also includes highly technical provisions dealing with a dietary supplement that contains an ingredient that also has been approved by the FDA as a drug. The practical effect of such an expansive definition is to ensure that the new protections and requirements of the DSHEA will apply to a wide class of products.

One important provision of the DSHEA exempts the dietary ingredients in dietary supplements from being treated as "food additives". Any substance that is added to a food product that is not "generally recognized as safe" by experts whose opinion is based on published scientific literature is subject to being regulated as a food additive by the FDA. Under the FFDC Act, a substance that is a food additive may not be added to food products unless explicitly permitted by the FDA by issuance of a regulation. Petitioning the FDA for such a regulation is a process that could take five years or more, and involve the expenditure of hundreds of thousands of dollars or more to test a product and participate in any ensuing proceedings. Prior to enactment of the DSHEA, dietary supplement ingredients were often alleged to have "food additive" status.

Although dietary supplements are now exempted from treatment as food additives by the FDA, the DSHEA imposed significant new safety standards regulating dietary supplements to prevent the sale of dietary supplements that are unsafe, toxic, unsanitary or adulterated. The DSHEA provides that a dietary supplement will be deemed to be an adulterated food if it presents a significant or unreasonable risk of illness or injury when used in accordance with its labeling or, if no conditions of use are suggested or recommended in the labeling, under ordinary conditions of use. Generally, the FFDC Act prohibits the introduction or delivery of adulterated food into interstate commerce so a dietary supplement that is deemed adulterated may not be sold or distributed through interstate commerce. The FDA has the burden of proof in establishing that a dietary supplement is adulterated under such a standard, thereby reducing the FDA's role from one of preapproval of dietary supplements to that of policing those substances that present a significant or unreasonable risk of illness or injury.

The DSHEA also imposes additional requirements that must be adhered to for dietary supplements which contain a "new" dietary ingredient. Under the DSHEA, a "new" dietary ingredient is one that was not marketed in the United States before October 15, 1994. A dietary supplement that contains such a new dietary ingredient will be deemed to be adulterated unless either (a) all ingredients contained in the dietary supplement have been present in the food supply as an article used for food in a form in which the food has not been chemically altered, or (b) there is a history of use or other evidence of safety establishing that the new dietary ingredient, when used under the conditions recommended or suggested in the labeling, will reasonably be expected to be safe. In order to qualify for the safe harbor under the second condition, a manufacturer/distributor of the new dietary ingredient or supplement must provide, at least 75 days before introducing or delivering for introduction such substance into interstate commerce, information to the FDA that forms the basis on which the manufacturer/distributor has concluded that a dietary supplement containing the new dietary ingredient is reasonably expected to be safe.

Finally, the DSHEA provided non-delegable authority to the Secretary of the Department of Health and Human Services to declare that a dietary supplement poses an imminent hazard to public health or safety. Following such declaration, it is immediately illegal to market such a product, although the Secretary must thereafter promptly hold a formal hearing in order to determine whether to affirm or withdraw the declaration.

The DSHEA also has increased the ability of sellers of dietary supplements to provide information about their products to consumers. Prior to the enactment of the DSHEA, the FDA position was that any publication used in connection with the sale of a dietary supplement could be regulated by the FDA as "labeling". Further, if the publication in question contained information claiming or suggesting that an ingredient present in a dietary supplement might be used in the cure, mitigation, treatment or prevention of any disease, such supplement would be subject to regulation under the FDA Act as a drug. Under the DSHEA, however, a publication, including an article, a book or chapter in a book, or an official abstract of a peer reviewed scientific publication that appears in an article and was prepared by the authors or the editors of a publication, is not considered labeling and may be used in connection with the sale of a dietary supplement to consumers if such publication is reprinted and it (i) is not false or misleading; (ii) does not promote a particular manufacture or brand of a dietary supplement; (iii) is displayed or presented with other items on the same subject matter so as to present a balanced view of the available scientific information; (iv) is physically separate from dietary supplements if displayed in an establishment where such products are sold; and (v) does not have appended to it any information by sticker or any other method. The United States has the burden of proof to establish that a publication is false or misleading if a proceeding is established to prevent a publication. The DSHEA specifically provides that it does not restrict a retailer or wholesaler of dietary supplements in any way whatsoever from selling books or other publications as a part of its business. These provisions of the DSHEA may indirectly affect the Company because they will make it easier for retailers and wholesalers that sell the Company's products to display and sell publications that are related to the Company's business and discuss the benefits of dietary supplements such as the ones that the Company manufactures and distributes.

FDA regulations published prior to the enactment of the DSHEA and pursuant to the Nutrition Labeling and Education Act prohibit the use of any health claim in the labeling of any food products, including brochures, unless the claim of such labeling is first approved by the FDA by regulation. Under the DSHEA, companies that manufacture and distribute dietary supplements are allowed to make any of the following four types of statements with regard to nutritional support on labeling without FDA approval: (i) a statement that claims a benefit related to a classical nutrient deficiency disease and discloses the prevalence of such disease in the United States; (ii) a statement that describes the role of a nutrient or dietary ingredient intended to affect structure or function in humans; (iii) a statement that characterizes the documented mechanism by which a nutrient or dietary ingredient acts to maintain or function; or (iv) a statement that "describes general well-being" from consumption of a nutrient or dietary ingredient. In addition to making sure that a statement meets one of these four criteria, a manufacturer of the dietary supplement must have substantiation that such statement is truthful and not misleading, must not claim to diagnose, mitigate, treat, cure, or prevent a specific disease or class of diseases, and must contain the following disclaimer, prominently displayed in boldface type: "This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease." Additionally, the manufacturer must notify the Secretary of Health and Human Services no later than 30 days after the first marketing of the dietary supplement to which such statement relates. In addition, a dietary supplement must list the name and quantity of each ingredient and the total weight of a proprietary blend, be identified as a "dietary supplement", and identify the part of a plant from which any herb or botanical ingredient is derived. Special rules for branding apply if there is an official FDA monograph covering the class of product in which the dietary supplement is classified.

The DSHEA did not limit the FDA's ability to regulate manufacturing but authorized the FDA to prescribe good manufacturing practice regulations for dietary supplements which are to be modeled after current good manufacturing practice regulations for food. Since the manufacturers which are involved in manufacturing the Company's products are experienced in producing products subject to FDA manufacturing standards, the Company does not believe that new regulations regarding manufacture of dietary supplements will adversely affect the Company or its suppliers.

The effect of new federal regulations and standards is that, although the authority of the FDA to regulate dietary supplements has been limited, it and other government agencies, particularly the Department of Health and Human Services, have been granted substantial new policing authority to stop the distribution of a dietary supplement if government personnel believe they can show that the product is not safe. The Company is not able to predict with certainty the long term impact of this regulatory scheme on its activities.


1(b)(x)  Expenditures for Research and Development

The Company's research and development expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were as follows: 1997 - $44,743; 1996 - $25,331.

1(b)(xi)  Compliance with Environmental Laws

The Company is not aware of any "administrative" or other costs which it incurs which are directly related to compliance with environmental laws.

1(b)(xii)  Employees

At the present time, the Company has seven full time employees at its Woodbridge, NJ offices. Of these, two employees are executive and administrative, two are in sales and marketing, and three are in accounting and operations. The Company also employs two persons on a part-time basis in its Beijing office in research and development, and employs a number of consultants who devote limited portions of their time to the Company's business. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company presently leases approximately 2,645 square feet of executive and administrative office space in Woodbridge, NJ at a monthly rental of $2,645, plus utilities. The Company expects to move its offices into slightly larger quarters (approximately 3,200 square feet) in an adjoining building in the second quarter of 1998. The Company's occupancy costs will increase proportionately following the move.

The Company also leases laboratory and office space from the INFH at 29 Nan Wei Road, Beijing, at a yearly cost of $4,000.

The Company does not intend to develop its own manufacturing capabilities since management believes that the availability of manufacturing services from third parties on a contract basis is more than adequate to meet the Company's needs in the foreseeable future.

Following the move of its executive and administrative offices, the Company believes that its facilities will be adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, or involved in, any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

5(a)  Market Information.

Since December 19, 1997, the Company's Common Stock has been quoted on the SmallCap Market of the Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "PHLI". The following sets forth certain information with respect to the closing sales prices reported by The Nasdaq Stock Market for the Common Stock during the periods shown.

           -----------------------------------------------------------------
                                             HIGH                LOW

           -----------------------------------------------------------------
           1997
           (12/19/97 - 12/31/97)             $6.25              $6.00
           -----------------------------------------------------------------
           1998
           (1/1/98 - 3/25/98)               $6.125             $4.375
           -----------------------------------------------------------------

The closing price of the Company's Common Stock on March 25, 1998, as reported by Nasdaq, was $4.50.

5(b)  Holders.

As of March 25, 1998, there were 152 record holders of the Company's Common
Stock.

5(c)  Dividends.

The Company has never paid or declared dividends upon its Common Stock and does not contemplate or anticipate paying any dividends on its Common Stock in the foreseeable future.

Prior to December 31, 1997, the Company had a class of Preferred Stock outstanding on which it paid dividends in kind. All outstanding shares of Preferred Stock were converted into Common Stock effective December 31, 1997.

5(d) Recent Sales of Unregistered Securities; Use of Proceeds from the Sale of Registered Securities

5(d)(i)  Recent Sales of Unregistered Securities.

Sales of unregistered securities since March 1, 1995, are as follows:

In connection with its organization, the Company issued a total of 1,200,000 shares of Common Stock to Robert Portman, David Portman, T. Colin Campbell, Junshi Chen, Ming Li and T. Nelson Campbell for a total cash consideration of $3,000, i.e., at par value. Also in connection with the Company's organization, the Company sold at par value a total of 68,000 shares of Common Stock to Daniel Berkowitz (25,000 shares), T. George Harris (15,000 shares) and Jonathan D. Rahn (18,000 shares), and to the four members of its U.S. Scientific Advisory Board (2,500 shares each). The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933.

In June 1995, to provide the initial funding for its operations, the Company sold to Robert Portman, David Portman, T. Colin Campbell and Jonathan D. Rahn a total of 310,000 shares of Common Stock and 387,500 shares of Founders Preferred Stock for an aggregate cash consideration of $325,000. In December 1995, all holders of Founders Preferred Stock converted such shares into an aggregate 620,000 shares of Common Stock. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933.

In an offering completed in January 1996, the Company sold 120,000 shares of 10% Convertible Preferred Stock at a price of $10 per share (aggregate $1,200,000.00) to 29 investors, of which 25 were accredited investors. Through December 31, 1997, the Company issued an additional 27,482 shares of 10% Convertible Preferred Stock as dividends upon the outstanding shares of 10% Convertible Preferred Stock. These offers and sales were made by the Company in reliance upon the exemption from securities registration provided by Regulation D, Rule 506, promulgated under the Securities Act of 1933, as amended. In connection with the offering of 10% Convertible Preferred Stock, the placement agent, First Montauk Securities Corp. ("First Montauk") received commissions of $120,000; entered into a Consulting Agreement with the Company pursuant to which it received a $30,000 consulting fee; received the right to acquire 75,000 shares of the Company's Common Stock at a price of $.24 per share, which right was exercised at the final closing of the offering; received a nonaccountable expense allowance of $24,000; and reimbursement of certain legal expenses in the amount of $6,000.

In an offering completed in July 1996, the Company offered and sold 525,000 shares of its Common Stock at a price of $3.75 per share to 83 investors, of which 66 were accredited investors. These offers and sales were made by the Company in reliance upon the exemption from securities registration provided by Regulation D, Rule 506, promulgated under the Securities Act of 1933, as amended. First Montauk acted as Placement Agent for the offering, and received commissions of $196,750; warrants to acquire 227,500 shares of the Company's Common Stock at a price of $3.75 per share, which expire on July 29, 2000; a nonaccountable expense allowance of $29,531 and reimbursement of certain legal expenses in the amount of $6,000.

In a private transaction in August 1996, the Company sold 140,000 shares of its Common Stock to the Kaufmann Fund, New York City, NY, at a price of $3.75 per share (aggregate $525,000.00). This sale was made by the Company in reliance upon the exemption from securities registration provided by Regulation D, Rule 506, promulgated under the Securities Act of 1933, as amended. In connection with this private transaction, the Company paid First Montauk a fee of $52,500 for its services in connection with the sale of the Common Stock, plus a nonaccountable expense allowance of $5,250 (less certain legal expenses) incurred by the Company in connection with this sale. In connection with this financing, First Montauk and certain of its employees received warrants to purchase an aggregate of 28,000 shares of the Company's Common Stock at a price of $6.25 per share, expiring August 5, 2000.

In September 1996, the Company granted an option to purchase 25,000 shares of Common Stock to Big Sky, Inc. as part of an endorsement agreement. The exercise price of this option is $6.00 per share. The option will expire on December 18, 2002.

In December 1996, the Company issued an aggregate 450 shares of its Common Stock as a holiday bonus to five employees. These shares were issued without registration in reliance upon the fact that they did not involve any sale of securities.

Also December 1996, the Company sold 15,000 shares of Common Stock to one of its officers and directors, David Portman, at a price of $4.00 per share (aggregate $60,000.00). This sale was made by the Company in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

In a private transaction in February 1997, the Company sold 222,222 shares of its Common Stock to one accredited investor, Jemeson Investment Co., Birmingham, AL, at a price of $4.50 per share (aggregate $999,999.00). This sale was made by the Company in reliance upon the exemption from securities registration provided by Regulation D, Rule 506, promulgated under the Securities Act of 1933, as amended.

In April 1997, the Company sold 10,000 shares of Common Stock to a single accredited investor at a price of $4.50 per share. This sale was made by the Company in reliance upon the exemption from securities registration provided by Regulation D, Rule 506, promulgated under the Securities Act of 1933, as amended.

On December 31, 1997, holders of the Company's 10% Convertible Preferred Stock converted those shares into 368,695 shares of Common Stock. The shares were issued in reliance upon Section 3(9) of the Securities Act of 1933, as amended.


5(d)(ii)  Use of Proceeds949917640 from the Sale of Registered Securities

5(d)(ii)(A) The Registration Statement to which the following disclosures pertain is Registration Statement on Form SB-2 (Registration No. 333-36379) effective December 18, 1997 (the "Registration Statement").

5(d)(ii)(B) The offering pursuant to the Registration Statement (the "Offering") commenced on December 19, 1997. The classes of securities registered were Common Stock and Underwriters Warrants. The Managing Underwriter of the Offering was First Montauk Securities Corp. (the "Underwriter").

5(d)(ii)(C) The Offering has been terminated. All securities registered were sold with the exception of (1) 180,000 shares of Common Stock registered for issuance upon the exercise of the Underwriter's overallotment option, and (2) 120,000 shares of Common Stock reserved for issuance upon the exercise of Underwriter's Warrants.

5(d)(ii)(D) The expenses incurred for the Company's account in connection with the issuance and distribution of securities sold in the Offering were as follows:

            Underwriting discount and commissions               -       $720,000
            Finder's Fees                                       -              0
            Expenses paid to or for the account of
            Underwriter                                         -        276,951
            Other expenses (including legal, account-
            ing, printing and transfer agent's expenses)        -        224,623
                                                                      ----------

                                         Total expenses               $1,221,574
                                                                      ==========

None of the foregoing expenses ("Offering Expenses") represent payments to directors, officers or general partners of the Company, any associate of any such persons, any person owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company (collectively, "Designated Persons").

5(d)(ii)(E) The net proceeds to the Company from the Offering (i.e., gross offering proceeds of $7,200,120 less Offering Expenses of $1,221,574) were $5,978,546.

5(d)(ii)(F) From the effective date of the Registration Statement through December 31, 1997, net Offering proceeds were applied as follows:

               (1)    Construction of plant, building
                      and facilities                                  $  -0-

               (2)    Purchase and installation of
                      machinery and equipment                            -0-

               (3)    Purchase of real estate                            -0-

               (4)    Acquisition of other businesses                    -0-

               (5)    Repayment of debt                                  -0-

               (6)    Working capital                                 478,546

               (7)    Temporary investments*                        5,500,000

               (8)    Any other purpose expected to
                      involve $100,000 or more                           -0-
                                                                   ----------
                      Total applied through 12/31/97               $5,978,546
                                                                   ==========

*Short term commercial paper.

5(d)(ii)(G) None of the expenditures described in sub-section 5(d)(ii)(F) were made directly or indirectly to any Designated Person.

5(d)(ii)(H) The application of net Offering proceeds described above does not represent a material change in the use of proceeds described in the Prospectus included in the Registration Statement.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

(a)  Introduction

The Company was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. The Company's first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. Prior to that time, the Company was engaged in organizational and financing activities, product research and development, and preliminary marketing and distribution activities. In March 1997, the Company extended the ENDUROX line of products with ENDUROX ProHeart(R) and ENDUROX EXCEL(R). ProSol Plus(TM), a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. 949922628The Company has identified and developed a number of new products, several of which are scheduled to be introduced in the current fiscal year.

(b)  Results of Operations - Years Ended December 31, 1997 and 1996

The Company incurred a net loss of $4,337,504 or $1.25 per share for the year ended December 31, 1997, compared to net income of $144,751 or $.05 per share for the year ended December 31, 1996. In most respects, operations in these periods cannot be meaningfully compared since the Company did not begin commercial operations until May 1996.

In 1997, revenues increased to $3,356,725, from $3,085,726 in 1996. The increase was attributable primarily to the fact that sales of the Company's initial product, ENDUROX, and extensions to the ENDUROX line of products introduced in March 1997, were placed into existing channels of distribution which were not fully developed until this second half of 1996.

The Company's net income in the year ended December 31, 1996 was attributable primarily to the fact that revenues derived from "pipeline fill" for the original ENDUROX products without incurring large amounts of advertising and promotional expenses. Once the distribution pipeline for a retail product is filled, sales result only from reorders from retailers as they replenish inventory sold to their customers, from the expansion of the distribution network to new channels, or from adding retailers in existing distribution channels. As a result, sales in the initial months of a product's distribution may not be indicative of sales levels that will be achieved in later periods. A portion of sales in 1997 can be attributed to retailer customer purchases of opening inventory, or "pipe-line fill", for ENDUROX EXCEL and ENDUROX ProHeart.

The Company's net loss of $4,337,504 reported for the year ended December 31, 1997, was attributable primarily to a non-recurring charge of $570,928, to a substantial increase in selling, general and administrative expenses from $2,224,683 in 1996 to $5,630,252 1997, and to a reduction in sales of $318,750 relative to customer refunds for returned ENDUROX capsule inventory. The non-recurring charge of $570,928 was incurred in connection with the replacement by the Company of customers' inventories of ENDUROX in encapsulated form with a caplet form of the product, and includes a reserve of $610,491 at December 31, 1997, which management believes is adequate to cover future exchanges or returns of retailers' capsule inventory. This replacement of inventory was required because the active herbal ingredient in ENDUROX is highly water absorbent, which resulted in the capsules changing color and/or size in conditions of high heat and humidity, even though the product was encapsulated in a gel capsule and sealed in a blister package. To rectify this problem, the Company decided to switch to a caplet form of product, in which the ingredients are compressed and coated, from the more porous gelatin capsule filled with ingredients in powdered form. ENDUROX is now sold by the Company only in caplet form. ENDUROX EXCEL and ENDUROX ProHeart were introduced in caplet form, but the introduction of these products was delayed as a result of the capsule problem with the original ENDUROX product. The volume of original ENDUROX sales in the twelve months ended December 31, 1997 was substantially below the Company's projections based upon the distribution which the Company had either obtained for the product or which was anticipated. Sales of the ENDUROX line in the first quarter of 1998 are below 1997 levels, in part because of the Company's inability prior to the completion of its 1997 public offering to commit to marketing and promotion expenditures for the first quarter of 1998. The Company expects sales of its ENDUROX line of products for the full year also to be below 1997 levels.

The Company's gross profit margin in 1997 (59.7%) was lower than the margin in 1996 (75.6%), primarily as a result of the inclusion in 1997 of $420,100 in cost of goods sold representing the cost of encapsulated ENDUROX product inventory written off in the period, a reduction in sales of $318,750 in 1997 relative to customer refunds for returned ENDUROX capsule inventory, and lower gross profit margins on ENDUROX ProHeart and ENDUROX EXCEL than on the original ENDUROX product.

The increase in selling, general and administrative expenses in 1997 over 1996, was attributable primarily to increased expenditures for advertising and promotion. The promotional and advertising expenses incurred in 1997 were committed well in advance in order to obtain mass distribution in the case of television advertising and to obtain publication dates in the case of print advertising, and the level of such expenditures in 1997 ($4,639,567) was in excess of sales revenues for the period. The remaining increases in selling, general and administration expense in 1997, as compared to the year earlier period, was primarily a function of increased staff and related expense as the Company progressed from the development stage to full operating status.

(c)  Liquidity and Capital Resources

At December 31, 1997, the Company's current assets exceeded its current liabilities by $6,133,797 with a ratio of current assets to liabilities of approximately 7.52 to 1 versus a ratio of approximately 5.99 to 1 at December 31, 1996. The change in current ratio was attributable primarily to the Company's receipt of proceeds from its public offering of Common Stock in December 1997.

Based on current activities, management expects the Company to be able to satisfy its cash requirements in fiscal 1998 from the proceeds of its December 1997 public offering.

At December 31, 1997, the Company had commitments of approximately $500,000 for marketing and promotional expenditures for the first half of 1998. The Company had no other material commitments apart from existing personnel and occupancy costs.

(d) Impact of Inflation

The Company expects to be able to pass inflationary increases for raw materials and other costs on to its customers through price increases, as required, and does not expect inflation to be a significant factor in its business. However, the Company's operating history is very limited, and this expectation is based more on observations of its competitors' historic operations than its own experience.

(e) Seasonality

Nutritional supplement sales tend to be somewhat seasonal, with lower sales typically realized during the first and second fiscal quarters, and higher sales typically realized during the third and fourth fiscal quarters. The Company believes such fluctuations in sales are the result of greater marketing and promotional activities toward the end of each fiscal year, customer buying patterns, and consumer spending patterns related primarily to the consumers' interest in achieving personal health and fitness goals after the beginning of each new calendar year and before the summer fashion season. Some classes of products, however, differ in seasonality. For example, January typically is the best month for sales of products for weight loss and control. In any event, at this stage and for the foreseeable future, the Company believes that the impact of new product introductions and marketing expenses associated with the introduction of new products will have a far greater impact on its operations than industry and product seasonality.

(f) Impact of Recently Issued Financial Accounting Standards

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which provides guidance on how to measure impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted this statement effective June 1, 1996, and expects that it will have no material effect on its financial position and results of operations.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for stock based employee compensation plans. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method for fiscal years beginning after December 15, 1995 for all employee awards granted after the beginning of such year. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), but, in future years, must disclose, in a note to the financial statements, pro forma net income and earnings per share as if SFAS No. 123 had been applied. The Company has determined that it will not adopt the fair value method, but will continue to account for stock-based compensation under APB No. 25 and provide the requisite disclosure under SFAS No. 123.

In February 1997, the Financial Accountant Standards Board issued SFAS No. 128 (SFAS No. 128), "Earnings per Share", which supersedes Accounting Principles Board Opinion No. 15 "Earnings per Share" and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and provides guidance on other computational changes. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a material impact on the financial position and results of operations of the Company.

ITEM 7.  FINANCIAL STATEMENTS

Financial information required in response to this Item of Form 10-KSB is set forth at pages F-1 through F-16 of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

9(a)  Directors and Executive Officers

The directors and executive officers of the Company as of the date of this Report are as follows:

                Name                            Position with the Company

       Robert Portman, PhD.                President and Chief Executive Officer,
                                           Treasurer and Chairman of the
                                           Board of Directors
       Jonathan D. Rahn, CPA               Executive Vice President, Chief
                                           Financial Officer and Director
       David I. Portman                    Secretary and Director
       T. Colin Campbell, PhD              Director
       Irving I.A. Tabachnick, PhD.        Director


DR. ROBERT PORTMAN, age 53, has served as President, Treasurer and Chairman of the Board of Directors of the Company since its inception. Dr. Portman has a PhD in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974 with his brother, David Portman. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising. C&M Advertising, with billings in excess of $100 million, handled national advertising for such diverse accounts as Berlex Laboratories, Ortho-McNeil Laboratories, Tetley Tea, Radisson Hotels and HIP of New Jersey. Effective June 1, 1995, Dr. Portman relinquished his responsibilities as Chairman of C&M Advertising (which since has been renamed "The Sawtooth Group") to assume his present positions with the Company on a full time basis, and, in September 1996, Dr. Portman sold his interest in that company.

In April 1988, Dr. Portman incorporated a company to develop and market a patented dental device. A prototype of the device was developed in conjunction with researchers at the University of Pennsylvania. In 1993, Dr. Portman determined that the investment of additional funds for the purpose of marketing and advertising the product was not warranted, and the company, HydroDent Laboratories, Inc., of which Dr. Portman then was the President and principal stockholder and creditor, was liquidated in the U.S. Bankruptcy Court for the District of New Jersey.

JONATHAN D. RAHN, age 54, is the Executive Vice President and Chief Financial Officer, as well as a director, of the Company. From the inception of the Company to his employment by the Company in July 1996, Mr. Rahn served as a consultant to the Company in financial and certain operational matters. Mr. Rahn, a certified public accountant, has over 30 years experience in accounting and financial analysis, and has held various executive positions for a number of diverse businesses, both public and private. For approximately three years immediately preceding his employment by the Company, he was a self-employed consultant involved in the evaluation, due diligence and structuring of investments in and acquisitions of development-stage companies.

DAVID I. PORTMAN, age 57, has served as Secretary and a Director of the Company from its inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. In 1988, Mr. Portman sold his interest in M.E.D. Communications to Robert Portman, and became President of TRIAD Development, a real estate company that has numerous commercial and rental properties in New Jersey, a position that he still holds. Mr. Portman also has served as a director of First Montauk Securities Corp. since 1993.

Robert Portman and David Portman are brothers.

DR. T. COLIN CAMPBELL, age 64, has served as a Director of the Company since its inception. Dr. Campbell also serves as Chairman of the Company's U.S. Scientific Advisory Board. Dr. Campbell has been Jacob Gould Schurman Professor of Nutritional Biochemistry of Cornell University since 1985. Over the past three decades, Dr. Campbell, has been directing research correlating diet, lifestyle and disease. In 1979, Dr. Campbell, with the encouragement of the Chinese government, initiated the largest epidemiological study ever undertaken focusing on the relationship between nutrition and disease. The China-Cornell Research Project is expected to continue well into the 21st Century. Dr. Campbell is an honorary professor at the Chinese Academy of Preventive Medicine.

DR. IRVING I.A. TABACHNICK, age 73, was elected a director of the Company in December 1997. Dr. Tabachnick has served as a consultant to Schering Plough Corporation, a New York Stock Exchange listed company, since 1989. Prior to 1989, he was employed by Schering Plough Corporation in a number of positions, including Vice President -- Drug Safety and Metabolism, Senior Director -- Biological Research and Development, and Director -- Biological Sciences and Director -- Physiology and Biochemistry.

In connection with its initial public offering of Common Stock, completed in December 1997, for which First Montauk Securities Corp. ("First Montauk") acted as underwriter, the Company agreed for a period of five years from December 19, 1997 to cause a person designated by First Montauk to be elected to the Company's Board of Directors. First Montauk has not advised the Company of any designee to serve on the Board of Directors and, further, has advised the Company that it does not intend to exercise its right to designate a nominee for election as a director in the near future.

Under corporate governance rules applicable to issuers with securities listed on the Nasdaq SmallCap Market, the issuer must have a minimum of two independent directors and an audit committee with a majority of independent directors. At the present time, the Company considers T. Colin Campbell and Irving I.A. Tabachnick to be "independent" directors, and has formed an Audit Committee consisting of Dr. Campbell, Dr. Tabachnick and Jonathan D. Rahn.

9(b)  Other Key Advisors and Consultants

In addition to its executive officers, the Company considers Dr. Junshi Chen to be a key advisor. Dr. Chen, age 62, is Chairman of the Company's Chinese Scientific Advisory Board, and is a Professor and Deputy Director of the INFH. Besides directing the research activities of the INFH, Dr. Chen is a recognized expert in China on nutritional status and cancer mortality and the antioxidant properties of various dietary constituents. Dr. Chen also is a member of the Political Consultative Group of China, a select group of individuals who serve as advisors to the government and the People's Congress, and a member of the government committee which reviews and approves new drug applications in China.

9(c)  Scientific Advisory Boards

The Company has established U.S. and Chinese Scientific Advisory Boards to provide it with on-going advice and counsel regarding research direction, product development, analysis of data and general counseling. As a need rises, the Company consults with individual members of these Boards on a non-scheduled basis. A brief description of the backgrounds of the Advisory Boards' members are set forth below.

U.S. Scientific Advisory Board:

T. Colin Campbell, a Director of the Company, is Chairman of the Company's U.S. Advisory Board. Its other members are:

David Kritchevsky, PhD, Institute Professor, Wistar Institute, Professor of Biochemistry in Surgery. Dr. Kritchevsky is an expert in lipid biochemistry, atherosclerosis and the relationship between nutrition and aging and nutrition and cancer. He has published on the effects of dietary fiber on colon cancer, circulating cholesterol and the effects of dietary fat and energy on experimental carcinogenesis. He was a member of the 1982 National Academy of Sciences Committee on Diet, Nutrition and Cancer, is a member of numerous professional societies, serves as editor of several professional annuals and was Western Hemisphere Editor of the journal, Atherosclerosis.

William Pryor, PhD, Thomas and David Boyd Professor, Departments of Chemistry and Biochemistry; Director, Biodynamics Institute, Louisiana State University. Dr. Pryor is an authority in free radical chemistry and biology. He has published on the role that various reactive oxygen species play in the production of degenerative tissue damage, such as cancer and atherosclerotic diseases. His publications number over 500. Dr. Pryor wrote the first textbook on free radicals (McGraw-Hill 1966) and was the founder and first editor of the journal, Free Radical Biology & Medicine.

David J. Jenkins, PhD, Dsc, Professor of Medicine & Nutritional Sciences, University of Toronto; Director, Clinical Nutrition & Risk Factor Modification Center, St. Michael's Hospital. Dr. Jenkins has extensively researched the effects of soluble and insoluble dietary fiber upon various biochemical factors associated with, or predictive of, cardiovascular disease, diabetes and colorectal and prostate cancers. Dr. Jenkins is a member of several professional nutrition societies, in Canada, Great Britain and the United States. He has served on a number of international committees involved in the treatment and prevention of diabetes.

Chinese Scientific Advisory Board:

Professor Junshi Chen, MD, is Deputy Director of the Institute of Nutrition & Food Hygiene at the Chinese Academy of Preventive Medicine and a Director of the Company. Professor Chen is the Chair of the Chinese Scientific Advisory Board.

Professor Boping Wu, Former Director of Medicine Information, Research Institute, Academy of Traditional Chinese Medicine; Member, Expert Committee, Academy of Traditional Chinese Medicine ("TCM"); Advisory, Chinese Administration of TCM. Dr. Wu is one of the leading experts on Traditional Chinese Medicine. Although his professional expertise concerns treatment of immune function disorders, he was responsible for creating a comprehensive database on medicinal herbs. Dr. Wu is a member of Chinese AIDS prevention committee and has developed TCM anti-AIDS formulas that are being tested in Africa and England.

Professor Weiyi Yang, Chair, Department of Clinical Research, Beijing University of TCM; Advisor, Chinese Administration of TCM; Consultant, World Health Organization. Professor Yang's research interests are in the theory and mechanism of TCM. His research program has focused on explaining the effectiveness of TCM using modern technology. His work also involves expanded application of TCM. Recently Professor Yang was asked to coordinate a nationwide effort to identify herb combinations that could increase performance of Chinese athletes.

Professor Ganzhong Liu, Director, Department of Pharmacological Research, Beijing Sino-Japan Hospital; Secretary General, Chinese Society of Pharmacology; Professor, Department of Pharmacology, Beijing Medical College. Dr. Liu's research interests concern neuro-pharmacology and toxicology of agents used in TCM. He has published 20 articles and edited several books including Recent Advances in Chinese Herb Drugs-Actions and Uses and TCM Pharmacology and Clinical Research. As Secretary General of the Society of Pharmacology, Dr. Liu remains extremely current in TCM research conducted throughout China.

Professor Mingzhi Xie, Department of Phytopharmacology, Institute of Materia Medica, Chinese Academy of Medical Sciences. Dr. Xie has worked in phytopharmacology for more than 30 years. She is a member of the Review Board for New Drugs. Her current research interests focus on the mechanism of TCM compounds in treating obesity and diabetes.

ITEM 10. EXECUTIVE COMPENSATION

Robert Portman is the only executive officer of the Company with a fixed-term employment agreement. Under this agreement, Dr. Portman is employed for a three year term commencing January 1, 1998, at an annual salary of $150,000 for the first two years, and at a salary to be determined by the Compensation Committee of the Company's Board of Directors during the third year. In addition to salary, Dr. Portman is entitled to receive a bonus of $25,000 if the Company's net, pre-tax income in the fiscal year ending December 31, 1998, exceeds $25,000, and a further bonus equal to five percent of the amount, if any, by which the Company's net, pre-tax income exceeds $1,000,000 in the fiscal years ending December 31, 1998 and 1999.

Dr. Portman's employment agreement also provided for a grant of options under the Company's Incentive Stock Option Plan, to purchase up to 475,000 shares of Common Stock at a price of $6.00 per share, the initial public offering price of shares in the Company's public offering in December 1997. This option vests as to one-third of the shares issuable upon full exercise of the option as of the first, second and third anniversaries of the effective date of the employment agreement, provided that Dr. Portman is employed by the Company at such dates. To the extent not previously vested, the option also will vest if Dr. Portman's employment is terminated by the Company without cause. In addition, if Dr. Portman's employment is terminated by the Company without cause, or by Dr. Portman with cause, Dr. Portman will be entitled to receive payment of an amount equal to the lesser of full salary for one year or for the remaining term of the agreement.

The table below sets forth information concerning compensation paid to Dr. Portman in 1996 and 1997, and to Jonathan D. Rahn, Executive Vice President of the Company, in 1997. Information with respect to fiscal year 1995 is omitted since the Company was not required to file reports under Section 13(a) or 15(d) of the Securities Exchange Act of 1934 at any time during 1995, and such information was not previously required in response to a Securities and Exchange Commission filing requirement. No executive officers of the Company other than Dr. Portman and Mr. Rahn received compensation of $100,000 or more in fiscal 1996 or 1997, and only Dr. Portman received $100,000 or more in 1996.


                                               Summary Compensation Table

                                   Annual Compensation                  Long-Term Compensation
                              --------------------------------   -------------------------------------
                                                                         Awards                Payouts
                                                                 ----------------------        -------
                                                                             Securities
                                                       Other                   Under-
     Name and                                          Annual    Restricted    lying                      All Other
     Principal                                         Compen-     Stock      Options/          LTIP        Compen-
     Position        Year      Salary         Bonus    Sation     Award(s)      SARs           Payouts      sation
                                ($)           ($)       ($)         ($)          (#)             ($)         ($)

       (a)           (b)        (c)           (d)       (e)         (f)          (g)             (h)         (i)

Robert Portman,      1997    150,000          -0-       (1)         -0-        475,000           -0-         -0-
President            1996    162,500(2)       -0-       (1)         -0-        225,000           -0-         -0-

Jonathan Rahn,       1997    100,000          -0-       (1)         -0-          -0-             -0-         -0-
Executive Vice
President

-------------
(1) Less than 10% of annual salary and bonus.

(2) Includes $37,500 accrued in respect of 1995 salary which was paid in 1996.


The following table sets forth certain information regarding options granted in fiscal 1997:


                                        Option/SAR Grants in Fiscal Year 1997
                                                 (Individual Grants)
---------------------------------------------------------------------------------------------------------------------
                                            Number of        Percent Of Total
                                           Securities          Options/SARs
                                           Underlying           Granted to       Exercise Or Base
                                          Options/SARs         Employees In           Price
                Name                       Granted(#)          Fiscal Year           ($/Sh)         Expiration Date
                 (a)                           (b)                 (c)                 (d)                (e)
---------------------------------------------------------------------------------------------------------------------
            Robert Portman                   475,000              96.8%               $6.00            1/1/2003
---------------------------------------------------------------------------------------------------------------------
            Jonathan Rahn                      -0-                 -0-                 -0-                -0-
---------------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to the number of unexercised options and the value of unexercised "in-the-money" options held by Robert Portman and Jonathan Rahn at December 31, 1997.

                               Aggregated Option/SAR Exercises in Fiscal Year 1997 and
                                             Option/SAR Values at 12/31/97

---------------------------------------------------------------------------------------------------------------------

                                                         Number of Securities            Value of Unexercised
                                Shares                 Underlying Unexercised         In-the-Money Options/SARs
             Q                 Acquired      Value     Options/SARs At FY-End(#)            At FY-End($)
                              On Exercise   Realized         Exercisable/                   Exercisable/
            Name                  (#)         ($)           Unexercisable                   Unexercisable
            (a)                   (b)         (c)                (d)                             (e)


                                                       Exercisable    Unexercisable    Exercisable   Unexercisable
---------------------------------------------------------------------------------------------------------------------
       Robert Portman             -0-         -0-        312,500         687,500        1,053,125        653,125
---------------------------------------------------------------------------------------------------------------------
       Jonathan Rahn              -0-         -0-        100,000         100,000          225,000        225,000
---------------------------------------------------------------------------------------------------------------------

For the purpose of computing the value of "in-the-money" options at December 31, 1997, in the above table, the fair market value of the Common Stock at such date is deemed to be $6.00 per share, the closing sale price of the Common Stock on such date as reported by Nasdaq.

                   Directors' Compensation in Fiscal Year 1997

None of the Company's directors received compensation for their services as directors in 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 25, 1998, the Company had outstanding 4,554,367 shares of Common Stock. The following table sets forth information concerning the present ownership of the Company's Common Stock by the Company's directors, executive officers and each person known to the Company to be the beneficial owner of more than five percent of either of such classes of the capital stock, the beneficial ownership of these securities by such persons following the offering, and the total voting power represented by the securities owned by such persons.

                                                  Common Stock(1)                        Common Stock(1)
                                                  ---------------                       ----------------
           Name and Address                  Amount Beneficially Owned                 Percentage of Class
           ----------------                  -------------------------                 -------------------
Robert Portman(2)                                    1,244,767                                24.5%
President, Chief Executive Officer
and a Director
188 Igoe Road
Morganville, NJ 07751

Jonathan D. Rahn(3)                                    343,000                                 7.4%
Executive Vice President, Chief
Financial Officer and a Director
413 Gatewood Road
Cherry Hill, NJ  07751

David I. Portman                                       185,000                                 4.1%
Secretary and a Director
19 Pal Drive
Wayside, NJ  07712

T. Colin Campbell(4)                                   172,954                                 3.8%
Director
26 Beckett way
Ithaca, NY  14850

Irving Tabachnick                                      10,000                                    *
Director
9 Woodland Avenue
North Caldwell, NJ  07006

-----------------

  *      Less than one percent

 (1) Common Stock which is issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors.

(2) Includes (i) a presently-exercisable option issued pursuant to the Company's 1995 Incentive Stock Option Plan (a "1995 Plan Option") to acquire 300,000 shares at a price of $2.00 per share, (ii) a presently-exercisable 1995 Plan Option to acquire an additional 225,000 shares at a price of $3.75 per share. Does not include (x) 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her minor children, as to which Dr. Portman disclaims beneficial ownership, and (y) 1995 Plan Options to purchase an additional 475,000 shares which are not vested and do not vest within sixty days.

(3) Includes a 1995 Plan Option to acquire 100,000 shares at a price of $3.75 per share. Does not include a 1995 Plan Option to purchase 100,000 shares which is not vested and does not vest within sixty days.

(4) Includes a 1995 Plan Option to acquire 5,000 shares at a price of $3.75 per share. Does not include 38,900 shares of Common Stock owned by Dr. Campbell's wife or 160,521 shares of Common Stock owned by Dr. Campbell's adult children, as to which he disclaims beneficial ownership.

(5) Represents an option to purchase 10,000 shares at a price of $4.75 under the Company's 1995 Option Plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through December 1997, the Company leased approximately 2,645 square feet of office space, utilized for executive and administrative offices, from CSC Associates, a company owned by Robert Portman, Chairman of the Board and Chief Executive Officer of the Company, and David Portman, Secretary and a Director of the Company, at a monthly rental of $2,645, plus utilities. The Company believes that the terms of such lease were at least as favorable to it as could have been obtained from an unrelated party through arms-length negotiations. At year end 1997, CSC Associates sold the building in which such offices are located to an unaffiliated person, subject to the Company's lease. The Company subsequently modified its lease with the new lessor in connection with a planned move to slightly larger space in an adjoining building.

Except as described in this Report, the Company has not entered into any material transactions or series of transactions which, in the aggregate, would be considered material in which any officer, director or beneficial owner of 5% or more of any class of capital stock of the Company had a direct or indirect material interest.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) A list of the financial statements and financial statement schedule filed as a part of this report is set forth on page F-1 hereof. A list of the exhibits filed as a part of this report is set forth in the Exhibit Index starting after page F-16 hereof.

(b) Reports on Form 8-K

During the last quarter of the period covered by this report, the Company did not file any Current Reports on Form 8-K.

                        PACIFICHEALTH LABORATORIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page

Independent Auditor's Report......................................... F-2

Financial Statements:
       Balance Sheets................................................ F-3
       Statements of Operations...................................... F-4
       Statements of Stockholders' Equity............................ F-5
       Statements of Cash Flows...................................... F-6

Notes to Financial Statements................................ F-7 to F-16

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of PacificHealth Laboratories, Inc.

We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



[Schiffman Hughes Brown Sig]


Schiffman Hughes Brown
Blue Bell, Pennsylvania
February 6, 1998

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                         ASSETS
                                                                1997            1996
                                                                ----            ----
Current assets:
   Cash and cash equivalents (Note 2)                       $  5,865,881    $    743,313
   Accounts receivable, net (Note 3)                             408,110       2,020,545
   Inventories (Note 4)                                          553,098         905,950
   Prepaid expenses                                              244,581         268,800
   Other                                                           2,906          29,854
   Deferred tax asset                                                             38,012
                                                            ------------    ------------
        Total current assets                                   7,074,576       4,006,474
                                                            ------------    ------------
Property and equipment (Note 5)                                  101,750         178,339
                                                            ------------    ------------
Other asset:
   Organization cost, net of accumulated
    amortization (Note 6)                                          7,288          10,468
                                                            ------------    ------------
                                                            $  7,183,614    $  4,195,281
                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt (Note 7)               $     74,658
   Accounts payable and accrued expenses                         255,630    $    669,227
   Reserve for product replacement (Note 4)                      610,491
                                                            ------------    ------------
        Total current liabilities                                940,779         669,227
                                                            ------------    ------------
Long-term debt (Note 7)                                           82,264
                                                            ------------

Commitments (Notes 9 and 16)

Stockholders' equity:
   10% convertible preferred stock, $.01 par value;
    authorized 1,000,000 shares; issued and outstanding
    -0- shares in 1997 and 133,666 shares in 1996                                  1,337
   Common stock, $.0025 par value; authorized
    10,000,000 shares; issued and outstanding
    4,554,367 shares in 1997 and 2,953,450 shares in 1996         11,386           7,384
   Additional paid-in capital                                 10,803,085       3,694,990
   Accumulated deficit                                        (4,653,900)       (177,657)
                                                            ------------    ------------
                                                               6,160,571       3,526,054
                                                            ------------    ------------

                                                            $  7,183,614    $  4,195,281
                                                            ============    ============

                   The accompanying notes are an integral part
                           of the financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                         1997           1996
                                                         ----           ----
Revenues                                              $ 3,356,725    $ 3,085,726
                                                      -----------    -----------

Cost of goods sold:
   Inventory, beginning                                   905,950        118,592
   Purchases                                              999,288      1,537,670
                                                      -----------    -----------
                                                        1,905,238      1,656,262
   Less: inventory, ending                                553,098        905,950
                                                      -----------    -----------
                                                        1,352,140        750,312
                                                      -----------    -----------

Gross profit                                            2,004,585      2,335,414
                                                      -----------    -----------

Selling, general and administrative expenses            5,630,252      2,224,683
Research and development (Note 13)                         44,743         25,331
Amortization expense                                        3,180          3,180
Depreciation expense                                       70,609         29,064
Provision for replacement of product (Note 4)             570,928
                                                      -----------    -----------
                                                        6,319,712      2,282,258
                                                      -----------    -----------

Net operating income (loss)                            (4,315,127)        53,156
                                                      -----------    -----------

Other income (expense):
   Interest income                                         44,095         53,583
   Bad debt expense                                       (28,204)
                                                       -----------   -----------
                                                           15,891         53,583
                                                      -----------    -----------

Income (loss) before income taxes                      (4,299,236)       106,739

Provision (benefit) for income taxes (Note 12)             38,268        (38,012)
                                                      -----------    -----------

Net income (loss)                                     $(4,337,504)   $   144,751
                                                      ===========    ===========

Primary net income (loss) per share of common stock   $     (1.25)   $       .05
                                                      ===========    ===========

Fully diluted net income (loss)
 per share of common stock                            $     (1.25)   $       .04
                                                      ===========    ===========
Primary weighted average shares outstanding             3,472,278      2,689,063
                                                      ===========    ===========
Fully diluted weighted average shares outstanding       4,711,916      3,447,050
                                                      ===========    ===========

                   The accompanying notes are an integral part
                           of the financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                                          Total
                                                             Preferred      Common      Paid in        Accumulated     Stockholders'
                                                               Stock        Stock       Capital          Deficit          Equity
                                                              -------    ---------    ------------    ------------    ------------
Balance, January 1, 1996                                      $ 1,199    $   5,495    $  1,305,879    $   (196,632)   $  1,115,941

Issuance of 755,000 shares common stock                                      1,888       2,249,820                       2,251,708

Issuance of 450 shares of common stock for services                              1           1,799                           1,800

Issuance of 1,250 shares of 10% convertible preferred stock        13                       12,487                          12,500

Issuance of 12,513 shares of 10% convertible preferred
 stock as a dividend                                              125                      125,005        (125,130)

Cash dividends                                                                                                (646)           (646)

Net income for the year ended December 31, 1996                                                            144,751         144,751
                                                              -------    ---------    ------------    ------------    ------------

Balance, December 31, 1996                                      1,337        7,384       3,694,990        (177,657)      3,526,054

Issuance of 232,222 shares of common stock                                     580         993,474                         994,054

Issuance of 13,816 shares of 10% convertible
 preferred stock as a dividend                                    138                      138,022        (138,160)

Cancellation of 200,000 shares of common stock                                (500)            500                             -0-

Public issuance of 1,200,000 shares of common stock                          3,000       5,975,426                       5,978,426

Conversion of 147,482 shares of 10% convertible
 preferred stock for 368,695 shares of common stock            (1,475)         922             553                             -0-

Issuance of 120,000 shares of common stock
 purchase warrants                                                                             120                             120

Cash dividend                                                                                                 (579)           (579)

Net loss for the year ended December 31, 1997                                                           (4,337,504)     (4,337,504)
                                                              -------    ---------    ------------    ------------    ------------
Balance, December 31, 1997                                    $   -0-    $  11,386    $ 10,803,085    $ (4,653,900)   $  6,160,571
                                                              =======    =========    ============    ============    ============


     The accompanying notes are an integral part of the financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                              1997          1996
                                                          -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                      $(4,337,504)   $   144,751
   Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Loss on retirement of fixed assets                       58,061
      Depreciation                                             70,609         29,064
      Amortization                                              3,180          3,180
      Deferred taxes                                           38,012        (38,012)
      Issuance of common stock for services                                    1,800
      Bad debts                                                28,204
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable            1,584,232     (2,020,545)
      (Increase) decrease in prepaid expenses                  24,219       (249,700)
      (Increase) decrease in inventory                        352,852       (787,358)
      (Increase) decrease in other current assets              26,948        (23,104)
      Increase in accounts payable and accrued expenses      (413,597)       553,006
      Increase in reserve for product replacement             610,491
                                                          -----------    -----------
Net cash used in operating activities                      (1,954,293)    (2,386,918)
                                                          -----------    -----------
Cash flows for investing activities:
   Purchase of fixed assets                                   (52,082)      (151,928)
   Purchase of furniture and fixtures                                        (53,252)
                                                          -----------    -----------
Net cash used in investing activities                         (52,082)      (205,180)
                                                          -----------    -----------
Cash flows from financing activities:
   Issuance of common stock                                 6,972,480      2,251,707
   Issuance of preferred stock                                                12,500
   Issuance of common stock purchase warrants                     120
   Proceeds from insurance financing                          156,922
   Dividends paid                                                (579)          (646)
                                                          -----------    -----------
Net cash provided by financing activities                   7,128,943      2,263,561
                                                          -----------    -----------

Net increase (decrease) in cash                             5,122,568       (328,537)

Cash, beginning balance                                       743,313      1,071,850
                                                          -----------    -----------

Cash, ending balance                                      $ 5,865,881    $   743,313
                                                          ===========    ===========
Supplemental disclosure of cash flow information:
   Taxes paid                                             $       256    $       150
                                                          ===========    ===========
Non-cash financing activity:
   Preferred stock dividend                               $   138,160    $   125,130
                                                          ===========    ===========
   Issuance of common stock for services                  $       -0-    $     1,800
                                                          ===========    ===========

                   The accompanying notes are an integral part
                           of the financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

1.   Business:

     PacificHealth Laboratories, Inc. (the Company) (PHL) was organized on April 13, 1995 to develop and market innovative natural products that have been clinically shown to improve health and well being. At present time, the Company's ENDUROX line of products represents approximately 97% of revenues. In December, 1997, the Company introduced a new product entitled Prosol Plus.

2.   Summary of significant accounting policies:

     Cash and cash equivalents:

     For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and certificates of deposit with original maturities of 90 days or less to be cash or cash equivalents.

     Accounts receivable:

     The Company provides an allowance for doubtful accounts, as needed, for accounts deemed uncollectible.

     Inventory:

     Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method.

     Equipment and depreciation:

     Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Depreciation expense for the years ended December 31, 1997 and 1996 was $70,609 and $29,064, respectively.

     Organization cost:

     Organization costs are capitalized and amortized over 5 years.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

2.   Summary of significant accounting policies (continued):

     Earnings per share:

     Primary earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and the equivalent number of common shares of convertible preferred stock. Fully diluted earnings per share reflect the dilutive effect of stock options and warrants. For the year ended December 31, 1997, the computation of fully diluted loss per share was antidilutive; therefore, the amounts reported for primary and fully dilutive loss per share were the same.

     Research and development:

     Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge which will be used to develop and market natural products which improve health and well being. The Company expenses all such research and development costs as they are incurred.

     Income taxes:

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of balance sheet items for financial and income tax reporting. The only difference between the basis for financial and income tax reporting was the booking of tax benefit for the net operating loss carryforward.

3.   Accounts receivable:

                                                     1997            1996
                                                     ----            ----

        Accounts receivable                        $432,024       $2,020,545
        Less: allowance for doubtful accounts        23,914              -0-
                                                   --------       ----------

                                                   $408,110       $2,020,545
                                                   ========       ==========

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

4.   Inventories:

     Inventories at December 31, 1997 and 1996 consisted of the following:

                                                     1997            1996
                                                     ----            ----

        Raw materials                              $ 15,065        $112,734
        Work-in-process                             297,831         223,675
        Finished goods                              240,202         569,541
                                                   --------        --------

                                                   $553,098        $905,950
                                                   ========        ========

     At the beginning of 1997, the Company decided to reformulate its ENDUROX product into a caplet rather than a capsule, because the capsule form was very hygroscopic and became altered in size and color in conditions of high heat and humidity. As a result, the Company abandoned its inventory of capsules and, whenever necessary, either exchanged its retailers' inventory of capsules with caplets or issued a credit for returned capsules. The exchange of caplets for capsules was recorded as a charge to the provision for product replacement.

     Refunds were recorded as a reduction of revenue.

     At September 30, 1997, the Company's management estimated that approximately 170,000 packages of capsule product were in retailers' inventory and recorded a reserve totaling $752,250. The estimate assumed that seventy-five percent of the packages would be returned for replacement and twenty-five percent would be returned for refunds. The cost of the replacement inventory, $433,500, was charged to the provision, and the estimated refunds, $318,750, were recorded as a reduction of revenue.

     Both ENDUROX EXCEL and ENDUROX ProHeart were introduced in a caplet form.

     At December 31, 1997, the balance in the reserve for product replacement was $610,491.

5.   Property and equipment:

                                                     1997            1996
                                                     ----            ----

        Furniture and equipment                    $119,554        $111,158
        Molds and dies                               48,417          96,245
                                                   --------        --------
                                                    167,971         207,403
        Less: accumulated depreciation               66,221          29,064
                                                   --------        --------

                                                   $101,750        $178,339
                                                   ========        ========

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

6.   Organization costs:

                                                     1997             1996
                                                     ----             ----

        Cost                                        $15,900          $15,900
        Less: Accumulated amortization                8,612            5,432
                                                    -------          -------

                                                    $ 7,288          $10,468
                                                    =======          =======

7. Long-term debt:

                                                     1997
                                                     ----

     Installment note payable to insurance
     finance company due in monthly installments
     of $7,222, including interest at 9.74%
     through January, 2000                         $156,922

     Less: current portion                           74,658
                                                   --------

     Long-term debt                                $ 82,264
                                                   ========


     Maturities of debt is as follows:

                  December 31, 1998                $ 74,658
                  December 31, 1999                  75,100
                  December 31, 2000                   7,164
                                                   --------
                                                   $156,922
                                                   ========

8.   Stock:

     Capital stock:

     The total number of shares of all classes of stock which the Company has authority to issue is 11,000,000 shares, consisting of (a) ten million (10,000,000) shares of Common Stock, par value $.0025 per share, and (b) one million (1,000,000) shares of Preferred stock, par value $.01 per share. The preferred stock may be issued in one or more series, and may have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions as shall be stated in the resolution or resolutions providing for the issue thereof adopted by the Board of Directors of the Company, from time to time.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

8.   Stock (continued):

     Common stock:

     In 1995, 3,945,000 shares were issued and subsequently reduced to 1,578,000 shares after a 2.5 for 1 reverse split. In 1996, the Company issued 680,000 shares of common stock for $2,453,750 and 450 shares for $1,800 in services. Also in 1996, under the terms of the Placement Agency Agreement relating to the sale of 10% convertible preferred stock described below, the Company sold 75,000 shares of common stock to the placement agent for $18,000. During the first nine months of 1997, the Company issued 232,222 shares of common stock for $1,044,999 in private placements. In December, 1997, the Company issued 1,200,000 shares of common stock for $7,200,000 in its initial public offering. As part of this initial public offering, the founders of PHL donated back 200,000 shares of common stock to the Company. These shares have been canceled. The Company also converted its outstanding 10% convertible preferred stock into 368,695 shares of common stock.

     10% convertible preferred stock:

     In 1996 and 1995, the Company sold a total of 120,000 shares of its 10% convertible preferred stock for $1,200,000.

     Holders of shares of the 10% convertible preferred stock were entitled to receive an annual dividend of $1.00 per share, payable in quarterly installments of $.25 per share. Dividends were paid in cash or in additional shares at the discretion of the Board of Directors of the Company. On December 31, 1997, the Company converted the 147,482 shares of 10% convertible preferred stock outstanding into 368,695 shares of common stock.

     Activity for the periods ended is summarized as follows:

                                                      1997             1996
                                                      ----             ----

        Stock dividends (shown as shares)            13,816           12,513
                                                     ======           ======

        Cash dividends                               $  579           $  646
                                                     ======           ======

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

9.   Commitments:

     Strategic Alliance Agreement:

     The Company entered into an exclusive relationship with the Institute of Nutrition & Food Hygiene (INFH), an institution located in The People's Republic of China, for the purpose of commercializing various products, know how and/or intellectual property outside of China. Per the Agreement, the INFH will attempt to locate and enter into exclusive licensing agreements with other institutions located in China to supply the Company with an array of herbs, non-prescription drugs, nutritional supplements, intellectual property, and technology for developing products derived from natural sources which can be used in the maintenance of health and well being. Any future products licensed by the INFH will be assigned to the Company subject to terms and conditions of the Agreement.

     When the Company has achieved profitability on a cumulative basis, it shall pay royalties to the INFH applicable to the net revenues of any products exported from China, developed in China, or products which are based on extracts from China. The royalties to be paid are as follows:

                 Net sales                                      Royalty
                 ---------                                      -------

         $0 - 25 million                                           2%
         $25 - 100 million                                     1 1/2%
         $100 - 200 million                                        1%
         Over $200 million                                       1/2%

     For all royalties which are earned by INFH in excess of $25 million but less than $100 million, PHL shall receive a 30% credit. This credit shall be escrowed by PHL and be applied to "Special Services" performed by the INFH, institutions, or individuals with whom the INFH has entered into a licensing agreement. Unused credits shall carry over beyond the year in which it was earned. For purposes of the Agreement, Special Services shall be defined as:

               (1)  Clinical studies/research
               (2)  Laboratory studies/research
               (3)  Toxicology studies/research
               (4)  Formulation and/or product development
               (5)  Quality control studies/services
               (6) Payment to Chinese consultants for work including, but not limited to, clinical and/or research design, product development, quality control, manufacturing and/or sourcing.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

9.   Commitments (continued):

     Line of credit:

     In May, 1997, the Company entered into a line of credit agreement with its bank which enables the Company to borrow up to 80% of their current accounts receivable (defined as less than 90 days old), up to a maximum of $1,000,000. This line of credit expires on March 31, 1998 and the Company has elected not to renew the line of credit. At December 31, 1997, the Company had not borrowed any monies from this line of credit.

     Employment agreements:

     The Company has entered into an employment contract with the Chairman and CEO that provides for minimum annual compensation of $150,000. The Company is the beneficiary of a keyman life insurance policy (on the Chairman's life) for $2,000,000.

10.  Incentive stock option plan:

     In 1995, the Company established an incentive stock option plan (the Plan) and presently has reserved 1,500,000 shares of the Company's common stock for issuance under the plan. Options granted pursuant to the Plan at December 31, 1996 were 904,500, and those options were granted to certain officers, key employees and/or consultants to the Company. Exercise prices range from $2 to $4 per common share, and vest over varying periods of time. In 1997, 490,700 options were granted to certain officers, spokespersons and/or consultants to the Company. Exercise prices on the options granted in 1997 range from $4.25 to $4.50 per common share, and vest over varying periods of time. All issuances were granted at the fair market value of the Company's common stock at time of grant. As of December 31, 1997, no options have been exercised.

     Transactions in the Plan since inception are as follows:

                                                                              Exercise Price    Weighted Average
                                                Granted         Vested          Per Vested      Exercise Price Per
                                                 Shares         Shares        Common Share      Vested Common Share
                                                 ------         ------        ------------      -------------------
                Balance, April 13, 1995          -0-             -0-
                Activity during period          300,000          -0-
                                             ----------       ------

                Balance, December 31, 1995      300,000          -0-
                                             ----------       ------

                Activity during the year
                 ended December 31, 1996        604,500        144,500          $2.00 - $4.00           $2.57
                                             ----------       --------

                Balance, December 31, 1996      904,500        144,500
                                             ----------       --------

                Activity during the year
                 ended December 31, 1997        490,700        388,200          $2.00 - $4.50           $3.36
                                             ----------       --------

                Balance, December 31, 1997    1,395,200        532,700                                  $3.14
                                              =========      =========

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

10.  Incentive stock option plan (continued):

     The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation which permits the use of the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense.

     Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below.

                                                   1997               1996
                                                   ----               ----

        Net income:
           As reported                         $(4,337,504)         $144,751
           Pro forma                            (4,671,693)          (92,305)

        Net income per common share:
           As reported                               (1.25)              .05
           Pro forma                                 (1.34)             (.03)

         Significant assumptions used to calculate the above fair value of the awards are as follows:

        Risk free interest rates of return                     5.75%
        Expected option life                                 60 months
        Expected dividends                                    $  -0-

11.  Warrants:

     At December 31, 1997, the Company has warrants outstanding for the purchase of 255,500 shares of the Company's common stock at exercise prices ranging between $3.75 to $6.25 per common share. The warrants expire at the close of business on July 31, 2000 (112,375 warrants exercisable at $3.75 per share) and August 8, 2000 (12,000 warrants exercisable at $6.25 per share). As of December 31, 1997, no warrants have been exercised.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

11.  Warrants (continued):

     On December 24, 1997, the Underwriter for the Company's initial public offering purchase warrants to buy 120,000 shares of the Company's common stock at an exercise price of $8.70 per share. These warrants will be exercisable for a period of four years, commencing December 19, 1998.

12.  Income taxes:

     Income tax provision (benefit) consists of the following:

                                                     1997              1996
                                                     ----              ----

        Current:
           Federal                                  $   -0-         $    -0-
           State                                        256              -0-
                                                    -------         --------
                                                        256              -0-
                                                    -------         --------
        Deferred:
           Federal                                   30,067          (30,067)
           State                                      7,945           (7,945)
                                                    -------         --------
                                                     38,012          (38,012)
                                                    -------         --------

                                                    $38,268         $(38,012)
                                                    =======         ========

     The Company has $88,432 in Federal and state net operating loss carryovers which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2010. In 1996, management of the Company assessed its then current earnings along with the then existing sales backlog and budgeted sales for 1997 and had determined that it was more likely than not that the net operating loss carryforwards would be utilized in 1997 thus a deferred tax asset of $38,012 was recorded on the books. This deferred tax asset was calculated using effective tax rates for federal and state. However, as a result of reassessment by the Company at September 30, 1997, it appears that net operating loss carryforwards will not be recognized in 1997 and has thus reversed the deferred tax asset recorded at December 31, 1996.

13.  Research and development costs:

     For the year ended December 31, 1997 and 1996, research and development costs were $44,743 and $25,331, respectively.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

14.  Financial instruments:

     Cash accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997 and 1996, cash deposits exceeded federally insured limits by approximately $265,681 and $400,000, respectively.

15.  Significant customers:

     For the year ended December 31, 1996, the Company had revenues from one customer which accounted for approximately 45% of total revenue. During the year ended December 31, 1997, the Company had two customers with billings in excess of 10% of total revenues. These two customers accounted for approximately 38% of total revenues.

16.  Related party:

     The Company leases its offices from a company owned equally by the president and secretary of PacificHealth Laboratories, Inc. The three year lease, starting February 1, 1997, requires monthly base payments of $2,645, plus a monthly charge for the Company's portion of certain common area costs. Rent expense for the year ended December 31, 1997 was $41,767. On December 26, 1997, the Company owned by the president and secretary sold the building to a third party.

17.  Subsequent event:

     On February 3, 1998, the Company signed a new lease agreement with the new owners of its office building. The new lease provides for the rental of a minimum of 2,645 square feet at $13 per square foot, which equals a minimum annual rent expense of $34,385 for the next three years. In the fourth and fifth years of the lease, the cost per square foot increases to $15 per square foot.

                            SUPPLEMENTAL INFORMATION


The Issuer has not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 1997, or otherwise in 1998. Such report and proxy statement will be furnished to security holders in connection with the Company's Annual Meeting, now scheduled to be held in the second quarter of 1998. Copies of such material will be furnished to the Commission when it is sent to security holders.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.

By: /s/
    ----------------------------------------------------------------------------
         Robert Portman, President, Chief Executive Officer

Date:  March 26, 1998

In accordance with the Securities Exchange Act of 1934 and the requirements of Form 10-KSB, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/
----------------------------------     Director and Chief         March 26, 1998
         Robert Portman                Executive Officer


/s/
----------------------------------     Director and Principal     March 26, 1998
         Jonathan D. Rahn              Financial and Accounting
                                       Officer

/s/
----------------------------------     Director                   March 26, 1998
         David I. Portman

                                  EXHIBIT INDEX

                                                                    Incorporated
Exhibit No.                      Description                        by Reference
-----------                      -----------                        ------------

3.1        --       Certificate of Incorporation of the Company and
                    all amendments thereto                                     A

3.2        --       Amended and Restated Bylaws of the Company                 C

4.1        --       Specimen Common Stock Certificate                          C

4.2        --       Underwriter's Warrant Agreement and Form of
                    Warrant                                                    C

10.1       --       Incentive Stock Option Plan of 1995                        A

10.2       --       Employment Agreement between the Company
                    and Robert Portman effective January 1, 1998               C

10.3       --       Strategic Alliance Agreement between the Company
                    and the Institute of Nutrition and Food Hygiene            A

10.4       --       Exclusive Licensing Agreement between the
                    Company and the INFH                                       A

10.5       --       Shareholders Agreement                                     A

23.1       --       Consent of Schiffman Hughes Brown                          *

27         --       Financial Data Schedule                                    *

--------------
*        Filed herewith

A        Filed with Registration Statement on Form SB-2 (Registration No.
         333-36379) (the "1997 SB-2") on September 25, 1997

B        Filed with Amendment No. 1 to the 1997 SB-2 on October 23, 1997

C        Filed with Amendment No. 3 to the 1997 SB-2 on December 17, 1997