Form 10QSB
period 1998-03-31
PACIFICHEALTH LABORATORIES INC
filed 1998-05-14
CIK 1000278

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ----------------------------

                                   FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      -OR-

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from...to...

                          Commission File No. 333-36379



                        PACIFICHEALTH LABORATORIES, INC.
                       --------------------------------------
               (Exact name of issuer as specified in its charter)


              DELAWARE                                       22-3367588
     -------------------------------                     ---------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)

         1460 Route 9 North
           Woodbridge, NJ                                   07095
---------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (732) 636-6141


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



At May 1, 1998 there were 4,554,367 shares of common stock, par value $.0025 per share, of the registrant outstanding.


Transitional small business disclosure format: Yes  [ ] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                               TABLE OF CONTENTS
                               -----------------


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Balance Sheets as of March 31, 1998
                    and December 31, 1997................................... 3

               Statements of Operations for the three
                    months ended March 31, 1998 and March 31, 1997.......... 4

               Statements of Cash Flows for the three months
                    ended March 31, 1998 and March 31, 1997................. 5

               Note to Consolidated Financial Statements.................... 6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..................... 7

PART II.  OTHER INFORMATION

         ITEM 2.      Changes in Securities and Use of Proceeds............. 9

         ITEM 6.      Exhibits and Reports..................................

SIGNATURES..................................................................10

                        PACIFICHEALTH LABORATORIES, INC.
                                  BALANCE SHEET

                             ASSETS
                                                                March 31,          December 31,
                                                                   1998                1997
                                                               (Unaudited)          (Audited)
                                                              ------------         ------------
Current assets:
   Cash and cash equivalents                                  $  5,315,466         $  5,865,881
   Accounts receivable, net                                        342,654              408,110
   Inventories                                                     687,550              553,098
   Prepaid expenses                                                294,911              244,581
   Other                                                              --                  2,906
                                                              ------------         ------------
     Total current assets                                        6,640,581            7,074,576

Property and equipment, net                                        101,377              101,750
Other asset:
   Organization cost, net of accumulated amortization                6,493                7,288
                                                              ------------         ------------

                                                              $  6,748,451         $  7,183,614
                                                              ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                          $     62,440         $     74,658
   Accounts payable and accrued expenses                           380,112              255,630
   Reserve for product replacement                                 478,011              610,491
                                                              ------------         ------------
     Total current liabilities                                     920,563              940,779
Long-term debt                                                      76,491               82,264

Stockholders' equity:
   Preferred stock, $.01 par value;
    authorized 1,000,000 shares;
    issued and outstanding -0- shares
    shares of 10% convertible preferred                               --                   --
   Common stock, $.0025 par value;
    authorized 10,000,000 shares;
    issued and outstanding 4,554,367 shares
    at December 31, 1997 and March 31, 1998                         11,386               11,386
   Additional paid-in capital                                   10,803,085           10,803,085
   Accumulated deficit                                          (5,063,074)          (4,653,900)
                                                              ------------         ------------
                                                                 5,751,397            6,160,571
                                                              ------------         ------------

                                                              $  6,748,451         $  7,183,614
                                                              ============         ============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                             1998                1997
                                                         -----------         -----------

Revenues                                                 $   339,394         $ 1,527,902
Cost of goods sold:
   Inventories, beginning                                    553,098             905,950
   Purchases                                                 236,679             538,439
                                                         -----------         -----------
                                                             789,777           1,444,389
   Less: inventories, ending                                 687,500           1,107,233
                                                         -----------         -----------
                                                             102,277             337,156
                                                         -----------         -----------

Gross Profit                                                 237,117           1,190,746
Selling, general and administrative expenses                 676,112           2,151,204
Research & Development                                        27,205              11,476
Amortization expense                                             795                 795
Depreciation expense                                          14,480              19,836
                                                         -----------         -----------
                                                             718,592           2,183,311
                                                         -----------         -----------

Net operating loss                                          (481,475)           (992,565)
Other income (expense)
   Interest income                                            76,253              16,403
   Investment fees                                            (3,952)               --
                                                         -----------         -----------
                                                              72,301              16,403
                                                         -----------         -----------
Loss before income taxes                                    (409,174)           (976,162)
Provision (benefit) for income taxes                            --                  --
                                                         -----------         -----------
Net loss                                                 $  (409,174)        $  (976,162)
                                                         ===========         ===========

Primary net loss per share of common stock               $     (0.09)        $     (0.29)
                                                         ===========         ===========

Fully diluted net loss per share of common stock         $     (0.09)        $     (0.29)
                                                         ===========         ===========

Primary weighted average shares outstanding                4,554,367           3,372,908
                                                         ===========         ===========

Fully diluted weighted average shares outstanding          6,325,067           4,597,847
                                                         ===========         ===========

                        PACIFICHEALTH LABORATORIES, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                     1998                1997
                                                                 -----------         -----------
Cash flows from operating activities:
   Net loss                                                      $  (409,174)        $  (976,162)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation                                                  14,480              19,836
        Amortization                                                     795                 795
     Changes in assets and liabilities:
        Decrease in accounts receivable                               65,456           1,038,326
        Increase in prepaid expenses                                 (50,330)            (61,336)
        Increase in Inventories                                     (134,452)           (201,283)
        Decrease (increase) in other current assets                    2,906              (1,638)
        Increase in accounts payable and accrued expenses            124,482             154,342
        Decrease in reserve for product replacement                 (132,480)               --
                                                                 -----------         -----------
Net cash used in operating activities                               (518,317)            (27,120)
                                                                 -----------         -----------

Cash flows from investing activities:
     Purchase of fixed assets                                        (14,107)            (34,844)
                                                                 -----------         -----------
Net cash used in investing activities                                (14,107)            (34,844)
                                                                 -----------         -----------

Cash flows from financing activities:
     Issuance of common stock                                           --               949,631
     Repayments of long-term debt                                    (17,991)               --
     Dividends paid                                                     --                  (177)
                                                                 -----------         -----------
        Net cash (used in) provided by financing activities          (17,991)            949,454
                                                                 -----------         -----------

Net (decrease) increase in cash                                     (550,415)            887,490

Cash, beginning balance                                            5,865,881             743,313
                                                                 -----------         -----------

Cash, Ending balance                                             $ 5,315,466         $ 1,630,803
                                                                 ===========         ===========

Non-cash financing activity:
   Preferred stock dividend                                      $      --           $    33,240
                                                                 ===========         ===========

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTE TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

1.   Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements made by the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Factors that could cause actual results to differ adversely include, without limitation, unexpected laboratory results in clinical research studies, inability to secure targeted product endorsers, and timing differences between the scheduled and actual launch date of new products. Further information and additional important factors are set forth in reports and other filings with the Securities and Exchange Commission, including the Company's Prospectus dated December 19, 1997, under the caption "Risk Factors". The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


     (a) Introduction

     The Company was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. The Company's first product, ENDUROX(R), was introduced in March 1996, and commercial sales began in May 1996. Prior to that time, the Company was engaged in organizational and financing activities, product research and development, and preliminary marketing and distribution activities. As of March 31, 1998, the Company had introduced and was engaged in marketing the following four products: ENDUROX(R), ENDUROX ProHeart(R), ENDUROX EXCEL(R) ("the ENDUROX line of products") and PROSOL PLUS(TM).

     The Company has identified and developed a number of new products, several of which are scheduled to be introduced in the current fiscal year. These products, which are expected to be launched in the third and fourth quarters, 1998, are primarily in the areas of weight management, treatment of arthritis and wound healing. In addition, the Company expects to introduce its ENDUROX(R) SPORTS DRINK, the latest in its ENDUROX line of products, in the third quarter of 1998.



     (b) Results of Operations

          (i) Three Months Ended March 31, 1998 versus March 31, 1997

     The Company incurred a loss of $409,174 or $.09 per share for the fiscal quarter ended March 31, 1998, compared to a loss of $976,162 or $.29 per share for the period ended March 31, 1997. Revenues in the three months ended March 31, 1998, were $339,394 compared to $1,527,902 for the same period in 1997.

         The substantial decrease in revenues (approximately 78%) from the first quarter of 1997 compared to the first quarter 1998 is attributable to reduced sales levels for the Company's initial product, ENDUROX. Substantially all sales of the Company in the three months ended March 31, 1997 were attributed to "pipe-line fill" for the original ENDUROX product. Once the distribution pipeline for a product is filled, sales result only from reorders from retailers as they replenish inventory sold to their customers, from the expansion of the distribution network, or from adding retailers in existing distribution channels. As a result, the Company believes sales for the ENDUROX line of products in the three months ended March 31, 1998 are more indicative of sales levels that will be achieved in future periods with current levels of advertising and promotional expenditures. The Company intends to initiate a new advertising and promotion campaign for the ENDUROX line of products during the third quarter, 1998. This campaign is intended to commence simultaneously with the launching of the ENDUROX(R) SPORTS DRINK.

     The Company's gross profit margin declined from 78% for the three month ended March 31, 1997 to 70% for the three months ended March 31, 1998, primarily as a result of the Company's product sales mix. ENDUROX ProHeart(R), ENDUROX EXCEL(R) and PROSOL PLUS(TM) have a higher cost of goods sold than ENDUROX. For the three months ended March 31, 1997, only ENDUROX was sold. In addition, selling, general and administrative expenses decreased from $2,183,311 for the three months ended March 31, 1997 to $718,592 (approximately 67%) for the three months ended March 31, 1998. The primary reasons for the substantial decrease in selling, general and administrative expenses between the periods was the lack of television and print advertising in the three months ended March 31, 1998 along with a general reduction in advertising and promotional expenditures.

     Due to the Company's lack of advertising funds in the fourth quarter, 1997, the Company was unable to commit to advanced advertising and promotional dates for the first six months of 1998. However, in the second quarter, 1998, the Company has hired two additional employees who will primarily focus on increasing the sales of the ENDUROX line of products, implementing the Company's new advertising and promotional campaigns, and launching the new ENDUROX SPORTS DRINK. As a result, management expects that sales in the ENDUROX line of products will increase in the third and fourth quarters, 1998 over the sales of these products in the first half of 1998. Sales of PROSOL PLUS, which was introduced in December, 1997, are expected to exceed sales in comparable 1997 periods. The Company is unable to predict sales for the ENDUROX SPORTS DRINK and other new products scheduled for introduction in the second half of 1998.



     (c) Liquidity and Capital Resources


        At March 31, 1998, the Company's current assets exceeded its current liabilities by approximately $5.72 million, with a ratio of current assets to liabilities of approximately 6.6 to 1. The Company's strong current position is the result of completion of its initial public offering in the fourth quarter of 1997, which resulted in net proceeds of approximately $5.98 million to the Company.


     Management expects the Company to be able to satisfy its cash requirements during the next 12 months from cash on hand. The Company has no commitments for significant capital expenditures over the next 12 months. The largest expenditures now contemplated (apart from current levels of sales, general and administrative costs) are advertising or promotion expenditures anticipated in connection with the ENDUROX line of products and PROSOL PLUS. These expenditures presently are projected in the range of $500,000 to $750,000 over the remainder of 1998. At this time, the Company is unable to project expenditures relating to the future product launches of the new products.

PART II     OTHER INFORMATION

ITEM  2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

            (a), (b) Changes in Securities:  None.

            (c)  Sales of Unregistered Securities:  None.

            (d) The Registration Statement to which the following disclosures pertain is Registration Statement on Form SB-2 (Registration No. 333-36379) effective December 18, 1997 (the "Registration Statement").

     From the effective date of the Registration Statement through March 31, 1998, net proceeds from the sale of securities pursuant to the Registration Statement have been applied as follows (update numbers):

     (1)    Construction of plant, building
            and facilities                            $    -0-

     (2)    Purchase and installation of
            machinery and equipment                       14,107


     (3)    Purchase of real estate                        -0-

     (4)    Acquisition of other businesses                -0-


     (5)    Repayment of debt                             17,991

     (6)    Working capital                              866,019

     (7)    Temporary investments*                     5,053,224

     (8)    Any other purpose expected to
            involve $100,000 or more                       -0-

     (9)    Research & development                        27,205
                                                      ----------
            Total applied through 3/31/98             $5,978,546
                                                      ==========
----------
*    Short term commercial paper.

     None of the expenditures described above were made directly or indirectly to directors, officers or general partners of the Company, any associate of any such persons, any person owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:


              Exhibit
                No.                 Description
            ------------            -----------

                 27                 Financial Data Schedule.

          (b) Reports on Form 8-K:

               None.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         PACIFICHEALTH LABORATORIES, INC.


                                         By: /s/ JONATHAN D. RAHN
                                            -----------------------------------
                                             JONATHAN D. RAHN

                                            Executive Vice President
                                            (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                         Date:
                                              ---------------------------------