Form 10QSB
period 1998-06-30
PACIFICHEALTH LABORATORIES INC
filed 1998-08-14
CIK 1000278

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

                  For the quarterly period ended June 30, 1998

                                      -OR-

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                          Commission File No. 333-36379


                            PACIFICHEALTH LABORATORIES, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)



               DELAWARE                                       22-3367588
     ------------------------------                     ----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)

      1480 Route 9 North, Suite 204
             Woodbridge, NJ                                     07095
 ----------------------------------------                     ----------
 (Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (732) 636-6141


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
             ---    ---

At August 1, 1998 there were 4,554,367 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes [ ] No [X]
                                                   ---    ---

                        PACIFICHEALTH LABORATORIES, INC.

                               TABLE OF CONTENTS
                               -----------------


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Balance Sheets as of June 30, 1998
                    and December 31, 1997................................. 3

               Statements of Operations for the three and six
                    months ended June 30, 1998 and 1997................... 4

               Statements of Cash Flows for the six months
                    ended June 30, 1998 and 1997.......................... 5

               Notes to Financial Statements.............................. 6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS................... 7

PART II.  OTHER INFORMATION

        ITEM 2. Changes in Securities and Use of Proceeds................. 10

        ITEM 6. Exhibits and Reports...................................... 11


SIGNATURES................................................................ 11

                          PACIFICHEALTH LABORATORIES, INC.
                                    BALANCE SHEET
                                        ASSETS

                                                                June 30,     December 31,
                                                                  1998           1997
                                                               (Unaudited)    (Audited)
                                                               -----------   -----------
 Current assets:
  Cash and cash equivalents                                    $ 4,658,281   $ 5,865,881
  Accounts receivable, net                                         290,433       408,110
  Inventories                                                      674,515       553,098
  Prepaid expenses                                                 225,158       244,581
  Other                                                             56,760         2,906
                                                               -----------   -----------
          Total current assets                                   5,905,147     7,074,576

 Property and equipment, net                                       107,870       101,750

 Other asset:
  Organization cost, net of accumulated amortization                 5,698         7,288
                                                               -----------   -----------
                                                               $ 6,018,715   $ 7,183,614
                                                               ===========   ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Current portion of long term debt                            $    78,369   $    74,658
  Accounts payable and accrued expenses                            257,440       255,630
  Reserve for product replacement                                  463,902       610,491
                                                               -----------   -----------
        Total current liabilities                                  799,711       940,779

 Long-term debt                                                     42,129        82,264

 Stockholders' equity:
  Preferred stock, $.01 par value;
  authorized 1,000,000 shares;
  issued and outstanding-0-shares 10% convertible preferred            --            --
  Common stock, $.0025 par value;
  authorized 10,000,000 shares;
  issued and outstanding 4,554,367 shares
  at December 31, 1997 and June 30, 1998                            11,386        11,386
  Additional paid-in capital                                    10,803,085    10,803,085
  Accumulated deficit                                           (5,637,596)   (4,653,900)
                                                               -----------   -----------
                                                                 5,176,875     6,160,571
                                                               -----------   -----------
                                                               $ 6,018,715   $ 7,183,614
                                                               ===========   ===========

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                       Three Months                   Six Months
                                                      Ended June 30,                 Ended June 30,
                                                -------------------------    ---------------------------
                                                   1998           1997           1998            1997
                                                ----------    -----------    -----------    ------------
Revenues                                        $  318,762    $   661,084    $   658,156    $  2,188,986

Cost of goods sold:
  Inventories, beginning                           687,500      1,107,233        553,098         905,950
  Purchases                                         67,485        (84,666)       304,164         453,773
                                                ----------    -----------    -----------    ------------
                                                   754,985      1,022,567        857,262       1,359,723
  Less: inventories, ending                        674,515        326,513        674,515         326,513
                                                ----------    -----------    -----------    ------------
                                                    80,470        696,054        182,747       1,033,210
                                                ----------    -----------    -----------    ------------
Gross Profit                                       238,292        (34,970)       475,409       1,155,776

Selling, general and administrative expenses       833,738      1,860,477      1,509,850       4,011,681
Research & Development                              23,300         19,411         50,505          30,887
Amortization expense                                   795            795          1,590           1,590
Depreciation expense                                15,239         23,951         29,719          43,787
Provision for replacement of product                  --          560,278           --           560,278
                                                ----------    -----------    -----------    ------------
                                                   873,072      2,464,912      1,591,664       4,648,223
                                                ----------    -----------    -----------    ------------

Net operating loss                                (634,780)    (2,499,882)    (1,116,255)     (3,492,447)

Other income (expense)
  Interest income                                   64,018         15,759        140,271          32,162
  Investment fees                                   (3,561)          --           (7,513)           --
                                                ----------    -----------    -----------    ------------
                                                    60,457         15,759        132,758          32,162
                                                ----------    -----------    -----------    ------------
Loss before income taxes                          (574,323)    (2,484,123)      (983,497)     (3,460,285)
Provision for income taxes                             200         38,212            200          38,212
                                                ----------    -----------    -----------    ------------

Net loss                                        $ (574,523)   $(2,522,335)   $  (983,697)   $ (3,498,497)
                                                ==========    ===========    ===========    ============

Basic loss per share                            $    (0.13)   $     (0.80)   $     (0.22)   $      (1.16)
                                                ==========    ===========    ===========    ============
Diluted loss per share                          $    (0.13)   $     (0.80)   $     (0.22)   $      (1.16)
                                                ==========    ===========    ===========    ============
Weighted average common shares:
   Basic                                         4,554,367      3,180,287      4,554,367       3,078,524
                                                ==========    ===========    ===========    ============
   Diluted                                       4,737,456      3,820,690      4,870,768       3,710,617
                                                ==========    ===========    ===========    ============

                        PACIFICHEALTH LABORATORIES, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                   1998           1997
                                                                               -----------    -----------
Cash flows from operating activities:
 Net loss                                                                      $  (983,697)   $(3,498,497)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                                    29,719         43,787
    Amortization                                                                     1,590          1,590
    Deferred taxes                                                                                 38,012
    Loss on retirement of fixed assets                                                             58,061
  Changes in assets and liabilities:
    Decrease in accounts receivable                                                117,677      1,254,276
    Decrease in prepaid expenses                                                    19,423         55,352
    (Increase)/Decrease in Inventories                                            (121,417)       287,334
    Increase in other current assets                                               (53,854)       (11,228)
    Increase in accounts payable and accrued expenses                                1,810        439,793
    (Decrease)/Increase in reserve for product replacement                        (146,588)       819,095
                                                                               -----------    -----------
Net cash used in operating activities                                           (1,135,337)      (512,425
                                                                               -----------    -----------
Cash flows from investing activities:
  Purchase of fixed assets                                                         (35,839)       (52,082)
                                                                               -----------    -----------
Net cash used in investing activities                                              (35,839)       (52,082)
                                                                               -----------    -----------

Cash flows from financing activities:
  Issuance of common stock                                                            --          994,055
  Repayments of long-term debt                                                     (36,424)          --
  Dividends paid                                                                      --             (304)
                                                                               -----------    -----------
        Net cash (used in) provided by financing activities                        (36,424)       993,751
                                                                               -----------    -----------

Net (decrease) increase in cash                                                 (1,207,600)       429,244
Cash, beginning balance                                                          5,865,881        743,313
                                                                               -----------    -----------

Cash, Ending balance                                                           $ 4,658,281    $ 1,172,557
                                                                               ===========    ===========
Non-cash financing activity:
Preferred stock dividend                                                       $      --      $    67,360
                                                                               ===========    ===========

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

1. Basis of presentation:

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2. Inventories:

   At the beginning of 1997, the Company decided to reformulate its ENDUROX product into a caplet, rather than a capsule, because the capsule form was very hygroscopic and became altered in size and color in conditions of high heat and humidity. As a result, the Company abandoned its inventory of capsules and, whenever necessary, either exchanged its retailers' inventory of capsules with caplets or issued a credit for returned capsules. The exchange of caplets for capsules was recorded as a charge to the provision for product replacement. Refunds were recorded as a reduction of revenue.

   At June 30, 1997, the Company's management estimated that approximately 170,000 packages of capsule product were in retailers' inventory and recorded a reserve totaling $752,250. The estimate assumed that seventy-five percent of the packages would be returned for replacement and twenty-five percent would be returned for refunds. The cost of the replacement inventory, $433,500, was charged to the provision, and the estimated refunds, $318,750, were recorded as a reduction of revenue.

   Both ENDUROX EXCEL and ENDUROX ProHeart were introduced in a caplet form.

   At June 30, 1998 and December 31, 1997, the balance in the reserve for product replacement was $463,902 and $610,491, respectively.

3. Earnings per share:

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". The new standard was required to be adopted by all public companies for the reporting periods ending after December 15, 1997, (the Company's fourth quarter), and requires restatement of Earnings per Share for all prior periods reported. The Company did not report June 30, 1997 financial information previously, and is reporting Earnings per Share for the three months and the six months ended June 30, 1998 and 1997 in accordance with SFAS No. 128.

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

     (a) Introduction

The Company was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. The Company's first product, ENDUROX(r), was introduced in March 1996, and commercial sales began in May 1996. Prior to that time, the Company was engaged in organizational and financing activities, product research and development, and preliminary marketing and distribution activities. As of June 30, 1998, the Company had introduced and was engaged in marketing the following four products: ENDUROX(r), ENDUROX ProHeart(r), ENDUROX EXCEL(r) ("the ENDUROX line of products") and PROSOL PLUS(tm).

The Company has identified and developed a number of new products, several of which are scheduled to be introduced in the current fiscal year. These products, which are expected to be launched in the fourth quarter, 1998, are primarily in the areas of weight management, treatment of arthritis and wound healing. In addition, the Company expects to introduce its ENDUROX(r) SPORTS DRINK, the latest in its ENDUROX line of products, in the fourth quarter of 1998.

        (b) Results of Operations - Three Months and Six Months Ended June 30, 1998 versus June 30, 1997

The Company incurred a loss of $574,523 or $.13 per share for the three months ended June 30, 1998, compared to a loss of $2,522,335 or $.80 per share for the period ended June 30, 1997. The Company incurred a loss of $983,697 or $.22 per share for the six months ended June 30, 1998, compared to a loss of $3,498,497 or $1.16 per share for the six months ended June 30, 1997. Revenues in the three months ended June 30, 1998, were $318,762 compared to $661,084 for the same period in 1997. Revenues in the six months ended June 30, 1998, were $658,156 compared to $2,188,986 for the same period in 1997.

Management attributes the decrease in revenues in the first half of 1998 compared to the corresponding 1997 periods to a substantial decrease in advertising and promotional expenditures, as well as a decline in the number of stores carrying the ENDUROX line. In addition, a majority of all sales of the

Company in the six months ended June 30, 1997 were attributed to "pipe-line fill" for the original ENDUROX product. Once the distribution pipeline for a product is filled, sales result only from reorders from retailers as they replenish inventory sold to their customers, from the expansion of the distribution network, or from adding retailers in existing distribution channels. 1998 sales are primarily reorders and, as a result, the Company believes sales in the three months and six months ended June 30, 1998 are indicative of sales levels of existing products that can be expected in future periods with current levels of advertising and promotional expenditures.

The Company's gross profit margin increased from a negative -5.3% for the three months ended June 30, 1997 to 74.8% for the three months ended June 30, 1998, and from 53% for the six months ended June 30, 1997 to 72% for the six months ended June 30, 1998. Gross profit margin in the 1997 periods were negatively affected by the Company's decision to reformulate its original ENDUROX product into a caplet rather than a capsule. As a result, the Company abandoned its inventory of capsules (which was charged against cost of goods sold) and, whenever necessary, either exchanged its retailers' inventory of capsules with caplets or issued a credit for returned capsules. The exchange of caplets for capsules was recorded as a charge to the provision for product replacement. Refunds were recorded as a reduction of revenue. There were no comparable charges in the three months and six months ended June 30, 1998.

At June 30, 1997, the Company's management estimated that approximately 170,000 packages of capsule product were in retailers' inventory and recorded a reserve totaling $752,250. The estimate assumed that seventy-five percent of the packages would be returned for replacement and twenty-five percent would be returned for refunds. The cost of the replacement inventory, $433,500, was charged to the provision, and the estimated refunds, $318,750, were recorded as a reduction of revenue. At June 30, 1998 and December 31, 1997, the balance in the reserve for product replacement was $463,902 and $610,491, respectively.

In addition to the Company's improvement in gross profit margin, the reduction in the Company's net loss in the first half of 1998 compared to the corresponding 1997 periods is attributable to a reduction in selling, general and administrative expenses. These expenses decreased from $1,860,477 for the three months ended June 30, 1997 to $833,738 (approximately 55%) for the three months ended June 30, 1998, and decreased from $4,011,681 for the six months ended June 30, 1997 to $1,509,850 (approximately 62%) for the six months ended June 30, 1998.

The substantial decrease in selling, general and administrative expenses between the periods were primarily the result of significant reductions in both television and print advertising in 1998, along with a general reduction in advertising and promotional expenditures. Due to the Company's lack of advertising funds in the fourth quarter of 1997, the Company was unable to commit to advance advertising and promotional dates for the first six months of 1998. However, in the second quarter of 1998, the Company hired two additional employees who will primarily focus on increasing the sales of the ENDUROX line of products, implementing the Company's new advertising and promotional campaigns, and launching new products. As a result, management expects that sales of the ENDUROX line of products will increase in the second half of 1998, specifically in the fourth quarter, over the sales of these products in the first half of 1998, with a corresponding increase in selling, general and administrative expenses. The Company is unable to predict sales for the ENDUROX SPORTS DRINK and other new products scheduled for introduction in the fourth quarter of 1998.

     (c) Liquidity and Capital Resources

At June 30, 1998, the Company's current assets exceeded its current liabilities by approximately $5.11 million, with a ratio of current assets to liabilities of approximately 7.0 to 1. The Company's strong current position is the result of completion of its initial public offering in the fourth quarter of 1997, which resulted in net proceeds to the Company of approximately $5.98 million.

Management expects the Company to be able to satisfy its cash requirements during the next 12 months from cash on hand. The Company has no commitments for significant capital expenditures over the next 12 months. The largest expenditures now contemplated (apart from current levels of sales, general and administrative costs) are advertising or promotional expenditures anticipated in connection with the ENDUROX line of products and PROSOL PLUS. These expenditures presently are projected in the range of $400,000 to $600,000 over the remainder of 1998. At this time, the Company is unable to project expenditures relating to the future product launches of the new products.

PART II OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a), (b) Changes in Securities: None.

        (c) Sales of Unregistered Securities: None.

        (d) The Registration Statement to which the following disclosures pertain is Registration Statement on Form SB-2 (Registration No. 333-36379) effective December 18, 1997 (the "Registration Statement").

From the effective date of the Registration Statement through June 30, 1998, net proceeds from the sale of securities pursuant to the Registration Statement in the amount of $5,978,546 have been applied as follows:

     (1)  Construction of plant, building and facilities             $     -0-

     (2)  Purchase and installation of machinery and equipment           35,839

     (3)  Purchase of real estate                                          -0-

     (4)  Acquisition of other businesses                                  -0-

     (5)  Repayment of debt                                              36,424

     (6)  Working capital                                             1,256,254

     (7)  Temporary investments*                                      4,599,524

     (8)  Any other purpose expected to                                    -0-
          involve $100,000 or more

     (9)  Research & development                                         50,505
                                                                     ----------

     Total applied through 6/30/98                                   $5,978,546
                                                                     ==========


*    Short term commercial paper.


None of the expenditures described above were made directly or indirectly to directors, officers or general partners of the Company, any associate of any such persons, any person owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:


            Exhibit
               No.              Description
            -------             -----------

            27                  Financial Data Schedule.

        (b) Reports on Form 8-K:

            None.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             PACIFICHEALTH LABORATORIES, INC.


                                             By: /S/ JONATHAN D. RAHN
                                                 ------------------------
                                                 JONATHAN D. RAHN

                                             Executive Vice President
                                             (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                             Date: AUGUST 14, 1998
                                                   ----------------------------