Form 10QSB
period 1998-09-30
PACIFICHEALTH LABORATORIES INC
filed 1998-11-12
CIK 1000278

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

                 For the quarterly period ended September 30, 1998

                                      -OR-

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from...to...

                          Commission File No. 333-36379



                        PACIFICHEALTH LABORATORIES, INC.
               (Exact name of issuer as specified in its charter)


                DELAWARE                                      22-3367588
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification Number)

      1480 Route 9 North, Suite 204
             Woodbridge, NJ                                     07095
 (Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:  (732) 636-6141


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



At November 1, 1998 there were 4,554,367 shares of common stock, par value $.0025 per share, of the registrant outstanding.


Transitional small business disclosure format: Yes  [ ] No [X]

================================================================================

                        PACIFICHEALTH LABORATORIES, INC.

                               TABLE OF CONTENTS
                               -----------------


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Balance Sheets as of September 30, 1998
                  and December 31, 1997....................................3

               Statements of Operations for the three and nine
                  months ended September 30, 1998 and 1997.................4

               Statements of Cash Flows for the nine months
                  ended September 30, 1998 and 1997........................5

               Notes to Financial Statements.............................. 6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS................... 7


PART II.  OTHER INFORMATION

         ITEM 2.      Changes in Securities and Use of Proceeds........... 10

         ITEM 6.      Exhibits and Reports................................ 11


SIGNATURES................................................................ 11

                        PACIFICHEALTH LABORATORIES, INC.
                                  BALANCE SHEET

                                     ASSETS

                                                    September 30,     December 31,
                                                        1998               1997
                                                     (Unaudited)       (Audited)
                                                     ------------    ------------
Current assets:
   Cash and cash equivalents                         $  4,110,891    $  5,865,881
   Accounts receivable, net                               337,476         408,110
   Inventories                                            711,239         553,098
   Prepaid expenses                                       284,125         244,581
   Other                                                      802           2,906
                                                     ------------    ------------
      Total current assets                              5,444,533       7,074,576

Property and equipment, net                                99,801         101,750

Other assets:
   Deposits                                                 9,266            --
   Organization cost, net of accumulated
    amortization                                            4,903           7,288
                                                     ------------    ------------
        Total other assets                                 14,169           7,288
                                                     ------------    ------------
                                                     $  5,558,503    $  7,183,614
                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                 $     80,292    $     74,658
   Accounts payable and accrued expenses                  453,584         255,630
   Reserve for product replacement                        432,640         610,491
                                                     ------------    ------------
              Total current liabilities                   966,516         940,779

Long-term debt                                             21,320          82,264

Stockholders' equity:
   Preferred stock, $.01 par value;
    authorized 1,000,000 shares;
    issued and outstanding -0- shares
    shares of 10% convertible preferred                      --              --
   Common stock, $.0025 par value;
    authorized 10,000,000 shares;
    issued and outstanding 4,554,367 shares
    at December 31, 1997 and September 30, 1998            11,386          11,386
   Additional paid-in capital                          10,803,085      10,803,085
   Accumulated deficit                                 (6,243,804)     (4,653,900)
                                                     ------------    ------------
                                                        4,570,667       6,160,571
                                                     ------------    ------------
                                                     $  5,558,503    $  7,183,614
                                                     ============    ============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                         Three Months                 Nine Months
                                      Ended September 30,          Ended September 30,
                                  --------------------------    --------------------------
                                      1998           1997          1998           1997
                                  -----------    -----------    -----------    -----------
Revenues                          $   176,051    $   645,250    $   834,207    $ 2,834,236

Cost of goods sold:
 Inventories, beginning               674,515        326,513        553,098        905,950
 Purchases                             75,694        546,425        379,858      1,000,198
                                  -----------    -----------    -----------    -----------
                                      750,209        872,938        932,956    $ 1,906,148
 Less: inventories, ending            711,239        700,179        711,239        700,179
                                  -----------    -----------    -----------    -----------
                                       38,970        172,759        221,717      1,205,969
                                  -----------    -----------    -----------    -----------
Gross Profit                          137,081        472,491        612,490      1,628,267

Selling, general and
 administrative expenses               769,91        912,255      2,279,761      4,923,936
Research & Development                 21,847          8,750         72,352         39,637
Amortization expense                      795            795          2,385          2,385
Depreciation expense                   11,749         13,411         41,468         57,198
Provision for replacement of
 product                                 --            4,471           --          564,749
                                  -----------    -----------    -----------    -----------
                                      804,302        939,682      2,395,966      5,587,905
                                  -----------    -----------    -----------    -----------

Net operating loss                   (667,221)      (467,191)    (1,783,476)    (3,959,638)

Other income (expense)
 Interest income                       61,424          4,280        201,695         36,442
 Investment fees                         (411)          --           (7,924)          --
                                  -----------    -----------    -----------    -----------
                                       61,013          4,280        193,771         36,442
                                  -----------    -----------    -----------    -----------

Loss before income taxes             (606,208)      (462,911)    (1,589,705)    (3,923,196)

Provision for income taxes               --             --              200         38,212
                                  -----------    -----------    -----------    -----------
Net loss                          $  (606,208)   $  (462,911)   $(1,589,905)   $(3,961,408)
                                  ===========    ===========    ===========    ===========
Basic loss per share              $     (0.13)   $     (0.16)   $     (0.35)   $     (1.32)
                                  ===========    ===========    ===========    ===========
Diluted loss per share            $     (0.13)   $     (0.16)   $     (0.35)   $     (1.32)
                                  ===========    ===========    ===========    ===========

Weighted average common shares:
 Basic                              4,554,367      3,185,672      4,554,367      3,089,211
                                  ===========    ===========    ===========    ===========
 Diluted                            4,647,470      3,834,605      4,754,543      3,721,303
                                  ===========    ===========    ===========    ===========

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                    1998          1997
                                                -----------    -----------
Cash flows from operating activities:
 Net loss                                       $(1,589,905)   $(3,961,408)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Loss on retirement of fixed assets                  --           58,061
   Depreciation                                      41,468         57,198
   Amortization                                       2,385          2,385
   Deferred taxes                                                   38,012
   Deferred offering                                   --          (43,748)
 Changes in assets and liabilities:
  Decrease in accounts receivable                    70,634      1,427,580
  (Increase) decrease in prepaid expense            (39,544)         7,700
  (Increase) decrease in inventories               (158,141)       205,771
  Decrease in other current assets                    2,104         22,928
  Increase in deposits                               (9,266)          --
  Increase (decr.) in accounts payable
   and accrued expenses                             197,954       (139,530)
  (Decrease) increase in reserve for
   product replacement                             (177,851)       752,250
                                                 ----------     ----------
Net cash used in operating activities            (1,660,162)    (1,572,801)
                                                 ----------     ----------

Cash flows from investing activities:
 Purchase of fixed assets                           (39,518)       (52,082)
                                                -----------    -----------
Net cash used in investing activities               (39,518)       (52,082)
                                                -----------    -----------
Cash flows from financing activities:
 Issuance of common stock                              --          994,055
 Repayments of long-term debt                       (55,310)          --
 Dividends paid                                        --             (465)
                                                -----------    -----------
        Net cash (used in) provided by
         by financing activities                    (55,310)       993,590
                                                -----------    -----------
Net decrease in cash                             (1,754,990)      (631,293)
Cash, beginning balance                           5,865,881        743,313
                                                 ----------     ----------
Cash, Ending balance                            $ 4,110,891    $   112,020
                                                ===========    ===========
Non-cash financing activity:
   Preferred stock dividend                     $      --      $   102,300
                                                ===========    ===========

                        PACIFICHEALTH LABORATORIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

1. Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

At September 30, 1998 and December 31, 1997, the balance in the reserve for product replacement was $432,640 and $610,491, respectively.

3. Earnings per share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". The new standard was required to be adopted by all public companies for the reporting periods ending after December 15, 1997, (the Company's fourth quarter), and requires restatement of Earnings per Share for all prior periods reported. The Company is reporting Earnings per Share for the three months and the nine months ended September 30, 1998 and 1997 in accordance with SFAS No. 128.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

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

     (a) Introduction

The Company was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. The Company's first product, ENDUROX(R), was introduced in March 1996, and commercial sales began in May 1996. Prior to that time, the Company was engaged in organizational and financing activities, product research and development, and preliminary marketing and distribution activities. As of September 30, 1998, the Company had introduced and was engaged in marketing the following four products: ENDUROX(R), ENDUROX ProHeart(R), ENDUROX EXCEL(R) ("the ENDUROX line of products") and PROSOL PLUS(TM).

The Company has identified and developed a number of new products, one of which is scheduled to be introduced in the current fiscal year. The Company expects to introduce its ENDUROX(R)R4(TM) Performance/Recovery Drink, the latest in its ENDUROX line of products, in the fourth quarter of 1998. In addition, the Company expects to launch several other products during 1999. These products are primarily in the areas of weight management, treatment of arthritis and wound-healing.

     (b) Results of Operations - Three Months and Nine Months Ended September 30, 1998 versus September 30, 1997

The Company incurred a loss of $606,208 or $.13 per share for the three months ended September 30, 1998, compared to a loss of $462,911 or $.16 per share for the period ended September 30, 1997. The Company incurred a loss of $1,589,905 or $.35 per share for the nine months ended September 30, 1998, compared to a loss of $3,961,408 or $1.32 per share for the nine months ended September 30, 1997. Revenues in the three months ended September 30, 1998, were $176,051 compared to $645,250 for the same period in 1997. Revenues in the nine months ended September 30, 1998, were $834,207 compared to $2,834,236 for the same period in 1997.

Management attributes the decrease in revenues in the first nine months of 1998 compared to the corresponding 1997 periods to a number of factors, beginning in the fourth quarter of 1997 when the Company lacked sufficient funds to commit to advance advertising and promotion dates in 1998. As a result of the Company's significantly reduced advertising and promotional support virtually no new distribution channels were opened in 1998, and existing retailers' in-store sales of the ENDUROX line of products sharply declined. As per store sales declined, a substantial number of stores discontinued carrying the ENDUROX line, which further contributed to the Company's declining sales trend.

Also contributing to the decrease in 1998 sales compared to the similar 1997 periods is the fact that a majority of the Company's sales in the first half of 1997 were attributed to "pipe-line fill" for the original ENDUROX product. Once the distribution pipeline for a product is filled, sales result only from reorders from retailers as they replenish inventory sold to their customers, from the expansion of the distribution network, or from adding retailers in existing distribution channels. 1998 sales are primarily reorders with very little "pipe-line fill".

Although the trend for sales in the three months and nine months ended September 30, 1998 is declining, management believes that sales for the existing ENDUROX products should stabilize or improve slightly in future periods. Management anticipates that the advertising and promotional expenditures associated with the launch of the new ENDUROX(R)R4(TM) Performance/Recovery Drink will have a spillover effect on existing ENDUROX product sales. As indicated above, the Company expects to launch the ENDUROX(R)R4(TM) Performance/Recovery Drink in the fourth quarter 1998. The Company cannot predict, however, what the sales of ENDUROX(R)R4(TM) Performance/Recovery Drink will be, or the extent of any spillover effect that advertising and other promotional expenditures for the ENDUROX(R)R4(TM) Performance/Recovery Drink will have on the sales of the existing ENDUROX product line.

The Company's gross profit margin increased slightly from 73% for the three months ended September 30, 1997 to 78% for the three months ended September 30, 1998. Gross profit margin in the three months ended September 30, 1998 was higher than the comparable 1997 period due to the product sales mix. The Company's gross profit margin increased from 57% for the nine months ended September 30, 1997 to 73% for the nine months ended September 30, 1998. Gross profit margin in the nine months ended September 30, 1997, was negatively affected by the Company's decision to reformulate its original ENDUROX product into a caplet rather than a capsule. As a result, the Company abandoned its inventory of capsules (which was charged against cost of goods sold) and, whenever necessary, either exchanged its retailers' inventory of capsules with caplets or issued a credit for returned capsules. The exchange of caplets for capsules was recorded as a charge to the provision for product replacement. Refunds were recorded as a reduction of revenue. There were no comparable charges in the three months and nine months ended September 30, 1998.

At June 30, 1997, the Company's management estimated that approximately 170,000 packages of capsule product were in retailers' inventory and recorded a reserve totaling $752,250. The estimate assumed that seventy-five percent of the packages would be returned for replacement and twenty-five percent would be returned for refunds. The cost of the replacement inventory, $433,500, was charged to the provision, and the estimated refunds, $318,750, were recorded as a reduction of revenue. At September 30, 1998 and December 31, 1997, the balance in the reserve for product replacement was $432,640 and $610,491, respectively.

In addition to the Company's improvement in gross profit margins described above, the Company's net loss in the first nine months of 1998 was reduced compared to the corresponding 1997 period due to a reduction in selling, general and administrative expenses. These expenses decreased from $912,255 for the three months ended September 30, 1997 to $769,911 (approximately 16%) for the three months ended September 30, 1998, and decreased from $4,923,936 for the nine months ended September 30, 1997 to $2,279,761 (approximately 54%) for the nine months ended September 30, 1998, primarily as a result of significant reductions in both television and print advertising expenditures in 1998. This decrease was partially offset by the addition of new sales and marketing personnel mid-way through the second quarter of 1998. Selling, general and administrative costs are expected to increase slightly in the fourth quarter 1998 with the addition of two new employees; one in marketing, and the other, in customer service. While the Company's current level of selling, general and administrative expenses is high relative to present sales levels, management believes that its investment in infrastructure, primarily sales and marketing personnel, is necessary to build multiple product lines and to adequately support the sales that new products are expected to generate. The Company's need for funds for these purposes was expected at the time of the Company's initial public offering in December 1997, and its costs in these areas are substantially on target.

     (c) Liquidity and Capital Resources

At September 30, 1998, the Company's current assets exceeded its current liabilities by approximately $4.48 million, with a ratio of current assets to liabilities of approximately 5.5 to 1. The Company's strong current position is the result of completion of its initial public offering in the fourth quarter of 1997, which resulted in net proceeds to the Company of approximately $5.98 million.

Management expects the Company to be able to satisfy its cash requirements during the next 12 months from cash on hand. The Company has no commitments for significant capital expenditures over the next 12 months. The largest expenditures now contemplated (apart from current levels of sales, general and administrative costs) are advertising or promotional expenditures anticipated in connection with the ENDUROX line of products and PROSOL PLUS. These expenditures presently are projected in the range of $200,000 over the remainder of 1998. At this time, the Company is unable to project expenditures relating to the future product launches of the new products.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a), (b) Changes in Securities: None.

     (c)  Sales of Unregistered Securities: None.

     (d) The Registration Statement to which the following disclosures pertain is Registration Statement on Form SB-2 (Registration No. 333-36379) effective December 18, 1997 (the "Registration Statement").

From the effective date of the Registration Statement through September 30, 1998, net proceeds from the sale of securities pursuant to the Registration Statement in the amount of $5,978,546 have been applied as follows:



     (1) Construction of plant, building and facilities                                      $ -0-

     (2) Purchase and installation of
         machinery and equipment                                                            39,518


     (3) Purchase of real estate                                                               -0-

     (4) Acquisition of other businesses                                                       -0-


     (5) Repayment of debt                                                                  55,310

     (6) Working capital                                                                 1,801,347

     (7) Temporary investments*                                                          4,010,019

     (8) Any other purpose expected to
         involve $100,000 or more                                                              -0-

     (9) Research & development                                                             72,352
                                                                                        ----------
         Total applied through 9/30/98                                                  $5,978,546
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



                            PACIFICHEALTH LABORATORIES, INC.


                            By: /S/ JONATHAN D. RAHN
                                ------------------------
                                JONATHAN D. RAHN

                                Executive Vice President
                                (Principal Financial
                                Officer and Principal Accounting
                                Officer)


                                Date: November 11, 1998
                                      -----------------------