Form 10KSB
period 1998-12-31
PACIFICHEALTH LABORATORIES INC
filed 1999-03-30
CIK 1000278

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                        PACIFICHEALTH LABORATORIES, INC.
                 (Name of Small Business Issuer in Its Charter)


          Delaware                                       22-3367588
------------------------------                       -------------------
  (State or jurisdiction of                           (I.R.S. Employer
incorporation or organization)                       Identification No.)


                         1480 Route 9 North - Suite 204
                              Woodbridge, NJ 07095
                    ----------------------------------------
                    (Address of principal executive offices)


                                  732/636-6141
                           ---------------------------
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

Check whether the issuer (1) filed all reports required to be filed by Section
     13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.
     Yes  |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. | |

The issuer's revenues for its most recent fiscal year were $1,000,019.

The aggregate market value of the common equity held by non-affiliates based on the closing sale price of Common stock as of March 22, 1999, was $6,053,711.

The number of shares outstanding of each class of the issuer's common equity, as of March 22, 1999, was as follows: Common Stock -- 4,554,367 shares.

Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                        PACIFICHEALTH LABORATORIES, INC.
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 1998


                                TABLE OF CONTENTS
                                -----------------


PART I

ITEM 1.  BUSINESS .....................................................    1
ITEM 2.  DESCRIPTION OF PROPERTY ......................................   11
ITEM 3.  LEGAL PROCEEDINGS ............................................   11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........   11

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .....   12
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..........................   15
ITEM 7.  FINANCIAL STATEMENTS .........................................   20
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ..........................   20

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ...   21
ITEM 10. EXECUTIVE COMPENSATION .......................................   24
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   27
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............   29
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K ..................................................   29

PART I


ITEM 1. BUSINESS.


1(a) Business Development:

PacificHealth Laboratories, Inc. (hereinafter referred to as the "Company") was incorporated in the State of Delaware in April 1995 to develop and market products based upon natural ingredients which have demonstrable health and other benefits and which can be marketed without prior Food and Drug Administration approval under current regulatory guidelines.


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

Nothing in the Company's agreements with the INFH prevents any other person or company from buying herbs and other natural agents in China for use or resale inside or outside of China. The Company's royalty obligations to the INFH are conditioned upon the Company first achieving a specified level of profits. To date, the Company has not incurred any obligation for royalties to the INFH, and the Company does not anticipate incurring any obligation to pay royalties in the current fiscal year.

Ciwujia, an herb that is the active ingredient in the Company's ENDUROX(R) line of products, was identified and tested with the cooperation of the INFH. Apart from the ENDUROX line, none of the Company's present or proposed products is based on herbs or other natural ingredients of Chinese origin.

The Company has identified and developed products utilizing botanicals of non-Chinese origin, none of which is presently being marketed. In addition, the Company seeks, where possible, to license products conceived or developed by others, or which contain proprietary ingredients developed by others, which have some level of market protection (e.g., through a patent, patent claim, manufacturing technology, etc.). Prosol Plus(TM), which the Company introduced in December 1997, and the Company's PO-2 product, presently in development, are in this latter category.

The Company's business activities have been financed primarily with proceeds from private placements in 1995 and 1996, and an initial public offering of Common Stock, which was completed in December 1997. In its first year of operations (1996), the Company had revenues of $3,085,726. In 1997 and 1998, revenues were $3,356,725 and $1,000,019, respectively.

All of the Company's existing products, and its proposed products, are expected to be manufactured in the United States by third parties. See Item 1(b)(i) below.


1(b)(i)  Principal Products and Markets

     (a) ENDUROX(R) Product Line

The Company's initial product, ENDUROX(R), is a dietary supplement the principal ingredient of which is the herb ciwujia. Laboratory tests and trials have demonstrated that ENDUROX changes the way the body fuels a workout by shifting the fuel source from carbohydrate to fat, thereby increasing fat metabolism; builds endurance by slowing the lactic acid buildup that causes muscle soreness and fatigue; raises the anaerobic threshold during workout; and speeds recovery following workout, as measured by heart rate and lactic acid levels. The Company introduced ENDUROX in March 1996 and commenced commercial sales of the product in May 1996. In December 1996, the Company was issued patent #5,585,101 for its ENDUROX product.

The first extensions to the ENDUROX line of products, ENDUROX EXCEL(R) and ENDUROX ProHeart(R), were introduced in March 1997. ENDUROX EXCEL contains 50% more ciwujia than regular ENDUROX, plus vitamin E. It is targeted to "serious" athletes, i.e., individuals who engage in competitive athletics or whose exercise regimen is comparable to that of a competitive athlete. ENDUROX ProHeart, which contains vitamins E and C and folic acid, is targeted to the heart conscious consumers who exercise regularly.

In February 1999, the Company introduced ENDUROX(R) R4(TM) Performance / Recovery Drink at The Super Show in Atlanta, and launched the product nationally at the Natural Products Expo West in Anaheim, CA in March 1999. Clinical trials of this product, conducted at the University of North Texas Health Science Center in Fort Worth, Texas, and the Human Performance Lab at St. Cloud University in St. Cloud, Minnesota, were completed in the last quarter of 1998. In these trials, the Company's product was tested against the nation's leading sports drink and shown to deliver equal hydration effectiveness, while enhancing performance and extending endurance by 55%, decreasing post-exercise muscle stress by 36%, reducing free radical build-up by 69%, and increasing insulin levels by 70%. The Company has begun a national print campaign for its new sports drink with ads appearing in such magazines as Muscle & Fitness, Bicycling, Runner's World, Running Times, Fitness Swimmer, Inside Triathlon, Triathlete, and numerous other publications. At the present time, this product is being sold in General Nutrition Centers, other leading health food stores, specialty sporting goods stores and on the Internet. The Company has a patent pending on its ENDUROX(R) R4 (TM) Performance / Recovery Drink.

     (b) Prosol Plus(TM)

Prosol Plus(TM), introduced in December 1997, is a unique product that combines hypericum (St. John's Wort), ginkgo biloba and four essential vitamins. The Company has an exclusive worldwide right to market this product granted by the developer of the product. A patent application covering use of the Prosol Plus formulation is pending.

Hypericum, the principal ingredient of Prosol Plus, has been shown to be effective in treating the symptoms of mild to moderate depression in numerous clinical studies. Under the Dietary Supplement Health and Supplement Act of 1994, Prosol Plus cannot be marketed for the treatment of depression, as such, but can be marketed to improve emotional well being. During 1998, the Company completed clinical trials to evaluate the product's effectiveness in treating mild to moderate depression in patients undergoing a commercial weight loss program. The tests were conducted by Dr. Harry Wexler, a well-known clinical psychologist, at the Lindora Medical Clinic in California. This double blind study, which included over 100 patients, showed that Prosol Plus significantly reduced depression. The investigator who conducted this study intends to have it published in a medical journal, after which time the Company could use the results of the study as the basis for a new marketing and advertising program in the current year. This new campaign, if successful, would enable the Company to extend its present distribution from General Nutrition Centers and the Internet to include other leading health food stores throughout the country.

     (c) PO-2

PO-2 is the Company's working name for a new product based on a protein which, when ingested, stimulates the action of cholecystokinin in the body. Cholecystokinin is a protein that is involved in the human digestive process. Research has shown that the release of cholecystokinin in humans increases satiety resulting in decreased food intake and, thus, providing an approach to weight loss and control using the body's natural appetite control mechanism.

The protein that stimulates cholecystokinin is found in potatoes. The investigator who discovered the effect of this protein received a use patent on the protein in 1985. However, purification of the protein was not commercially feasible until recently, when researchers developed a proprietary method of purification. The purified protein has been found effective to stimulate the action of cholecystokinin in a number of studies, including studies published by researchers at the University of Texas Health Science Center in San Antonio, Texas, and unpublished studies by the same researchers.

The Company has signed a license agreement with the licensor of the patent covering the potato-derived protein and the developer of the proprietary purification process. This agreement grants to the Company the exclusive worldwide right to market and develop a number of weight loss products incorporating the purified protein ingredient, which would be supplied to the Company by the licensor.

In the latter part of 1998, the Company began clinical trials of PO-2 at the Obesity Center at Columbia University in New York City and has recently commissioned another study at Cooper Medical Center (a division of the Robert Wood Johnson Medical School) located in Camden, NJ. The Company anticipates obtaining the results of these studies by the end of the second quarter of 1999, and estimates that the product will be launched by the end of the year as a powder drink that would be taken fifteen minutes prior to meals. Initial channels of distribution are planned to be through electronic media such as infomercials or other television sales-type programs. Expanded distribution is targeted to begin in January 2000. This schedule is intended to capitalize on the fact that approximately 30%-35% of the annual sales of diet products and services typically occur in January. Industry data indicates a national market of approximately $3 billion for weight loss and weight control products, including prescription drugs, OTC products, diet foods and nutritional supplements.

     (d) Other Products

The Company has identified and developed to varying degrees products for the topical relief of arthritis pain (Arnicyn(TM)), wound healing and a sports analgesic. During 1998, the Company decided to defer further development or marketing of these products in order to concentrate its limited financial resources on other products, which in the opinion of management, had greater market potential and offered better opportunities to generate immediate revenues.


1(b)(ii)  Distribution Methods

The Company has pursued a "multi-channel" distribution strategy in marketing its ENDUROX line of products. These products are sold nationally in retail outlets including mass merchandisers, chain drug stores and grocery supermarkets. The Company also distributes its products to the health food market through General Nutrition Centers ("GNC"), independent health food retailers, sports specialty stores, health clubs, military installations and on the Internet. The nature of the product and its target market dictate the channels of distribution in which a product is launched, and the level of effort directed to each channel of distribution.

The Company uses two broker forces in its distribution network, one for mass volume retailers and the other for the health food market. These brokers receive commissions on sales under agreements that are terminable at will by either party on thirty days notice. Most of the Company's customers are sold direct through its broker networks, although GNC, which is the Company's largest customer, is a "house account".

The Company began distribution of ENDUROX in Canada in 1997 through an independent distributor with the first retail sales made in April 1997. In 1998, the Company began selling its ENDUROX product in South Africa with an independent distributor on a non-exclusive basis. At the present time, these two countries represent the Company's principal non-US direct marketing channels.

To support its marketing efforts, the Company advertises in trade and consumer health food and sports magazines and in 1997 on television. In addition, the Company attends trade shows and exhibitions, sponsors promotional programs and events and in-store promotions, and engages in an extensive public relations effort that has resulted in articles in numerous health, fitness, trade and natural products publications, newspaper coverage and some television spots. In September 1996, the Company entered into a three-year endorsement contract with former professional football player Joe Montana. The Company has made extensive use of television and other media advertising featuring Mr. Montana, and Mr. Montana also has been featured in a number of the Company's promotional and public relations activities. Other paid endorsers for the Company include Frank Shorter (two-time Olympic medallist), Dave Scott (six-time winner of the "Ironman" competition) and Grete Waitz (nine-time winner of the New York City Marathon).

In the twelve-month periods ended December 31, 1998 and December 31, 1997, the Company's expenditures for product advertising and promotion were approximately $1,655,274 and $4,639,567, respectively.


1(b)(iii) Status of Publicly Announced New Products

The status of all products which have been the subject of or mentioned in public announcements by the company in the past year are discussed above under the caption "Principal Products and Markets".


1(b)(iv) Competition

Dietary supplements are distributed in variety of ways, including independent health food suppliers who focus on vitamins and dietary supplements; mass volume retail suppliers; gym and health club product suppliers; direct sale and mail order vendors; and private label manufacturers. The Company estimates that there are approximately 20 large national companies that manufacture or distribute herbal products and medicinals. Generally, these companies are well funded and sophisticated in their marketing approaches. Examples are Twinlab Corp., Rexall Sundown, NBTY, Inc., Weider Nutrition International Inc., Nature's Sunshine, and Herbalife International. In addition, there are a number of major pharmaceutical companies such as Warner Lambert, American Home Products and Smithkline Beecham that have launched proprietary brands of supplements or are expected to do so within the next twelve months. Increased competitive activity from such companies could have a material, adverse effect on the Company and other participants in the industry since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than the Company and many of its other competitors.

As the market for herbal products and medicinals has increased, major retailers such as GNC have introduced house brands to take advantage of their retailing strength, a trend that is likely to continue. Although major retailers generally have not introduced innovative products in the past, the Company believes that house brands represent a competitive threat once a product becomes established.

Since the Company's products are based upon natural ingredients, its competitors have access to the same ingredients and will be able to develop and market products the same as or similar to the Company's products. Except to the limited extent that the Company may obtain patent protection for certain uses of ingredients in its products, its competitors' products may make the same claims of benefits from use of the products that the Company makes. For example, GNC, the Company's largest customer, began offering a "generic" product based on ciwujia, the natural ingredient on which the Company's ENDUROX line of products is based, soon after the Company began commercial sales of its original ENDUROX product.

The Company believes that long term success in the marketplace for any of the Company's products is likely to be less dependent on the novelty of the product than on such factors as distribution and marketing capabilities, and whether or not the product enjoys some proprietary advantage, such as patent protection, an established brand name, etc.


1(b)(v)  Suppliers of Raw Materials

The Company obtains all of the raw materials necessary for the manufacture of its products from independent sources. The Company generally does not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products. The Company obtains ciwujia for its ENDUROX line of products from suppliers in the Peoples Republic of China. At the present time, the Company obtains all of its needs from one supplier, but believes that adequate alternative suppliers are available if needed. Prosol Plus is obtained from a single source, the licensor of the product, which supplies the product in finished form. All other herbs, vitamins, etc. used in the Company's existing products are available from multiple sources. The Company has obtained proprietary ingredients for its proposed wound healing and weight loss products from the licensors of those ingredients.

There is no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the source of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions outside of its control.

1(b)(vi) Dependence on Major Customer

General Nutrition Centers accounted for approximately 19% of net sales in fiscal 1998. The loss of this customer, or a significant reduction in purchase volume by or financial difficulty of such customer, for any reason, could have a material adverse effect on the Company's results of operations or financial condition. The Company has no agreement with or commitment from this customer with respect to future purchases.


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

Prosol Plus, for which the Company is the exclusive distributor under license from the developer of the product, is the subject of a pending patent application. In addition, the use and purification of the active ingredient in the Company's PO-2 product, which is currently undergoing two clinical studies, is covered by an existing US patent. And, as previously noted, the Company's new ENDUROX(R) R4(TM) PERFORMANCE/RECOVERY DRINK is also the subject of a pending patent application for the "use" of that product.

To the extent the Company does not have patents on its products, there can be no assurance that another company will not replicate one or more of the Company's products, nor is there any assurance that patents which are obtained will provide meaningful protection or significant competitive advantages over competing products. For example, the Company's use patent on ciwujia would not prevent sale of the herb with a claim or for a use that was not covered by the Company's patent.

The Company has federal trademark registrations for ENDUROX(R), ENDUROX EXCEL(R) and ENDUROX ProHeart(R) and has trademark applications pending to register PROSOL PLUS(TM) and ARNICYN(TM) pending with the United States Patent and Trademark Office. The Company also has filed its trademarks in most Western European countries, Canada, Mexico and Japan. The Company's policy is to pursue registrations for all of the trademarks associated with its key products, and to protect its legal rights concerning the use of its trademarks. The Company relies on common law trademark rights to protect its unregistered trademarks.


1(b)(viii) and (ix) Governmental Regulation

The Company believes that all of its existing and proposed products, as described above, are dietary supplements that do not require governmental approvals to market in the United States. The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the Food and Drug Administration ("FDA"), the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture and the Environmental Protection Agency. See "RISK FACTORS -- Government Regulation". The Company's activities also are subject to regulation by various agencies of the states and localities in which its products are sold.

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

Although dietary supplements are now exempted from treatment as food additives by the FDA, the DSHEA imposes significant safety standards regulating dietary supplements to prevent the sale of dietary supplements that are unsafe, toxic, unsanitary or adulterated. The DSHEA provides that a dietary supplement will be deemed to be an adulterated food if it presents a significant or unreasonable risk of illness or injury when used in accordance with its labeling or, if no conditions of use are suggested or recommended in the labeling, under ordinary conditions of use. Generally, the FFDC Act prohibits the introduction or delivery of adulterated food into interstate commerce so a dietary supplement that is deemed adulterated may not be sold or distributed through interstate commerce. The FDA has the burden of proof in establishing that a dietary supplement is adulterated under such a standard, thereby reducing the FDA's role from one of preapproval of dietary supplements to that of policing those substances that present a significant or unreasonable risk of illness or injury.

The DSHEA imposes additional requirements for dietary supplements which contain a "new" dietary ingredient, i.e., one that was not marketed in the United States before October 15, 1994. A dietary supplement that contains a new dietary ingredient will be deemed to be adulterated unless either (a) all ingredients contained in the dietary supplement have been present in the food supply as an article used for food in a form in which the food has not been chemically altered, or (b) there is a history of use or other evidence of safety establishing that the new dietary ingredient, when used under the conditions recommended or suggested in the labeling, will reasonably be expected to be safe.

The DSHEA authorizes the Secretary of the Department of Health and Human Services to declare that a dietary supplement poses an imminent hazard to public health or safety. Following such declaration, it is immediately illegal to market such a product, although the Secretary must thereafter promptly hold a formal hearing in order to determine whether to affirm or withdraw the declaration.

Under the DSHEA, a publication, including an article, a book or chapter in a book, or an official abstract of a peer reviewed scientific publication that appears in an article and was prepared by the authors or the editors of a publication, is not considered "labeling", which is subject to FDA regulation, and may be used in connection with the sale of a dietary supplement to consumers if it (i) is not false or misleading; (ii) does not promote a particular manufacture or brand of a dietary supplement; (iii) is displayed or presented with other items on the same subject matter so as to present a balanced view of the available scientific information; (iv) is physically separate from dietary supplements if displayed in an establishment where such products are sold; and
(v) does not have appended to it any information by sticker or any other method. The DSHEA specifically provides that it does not restrict a retailer or wholesaler of dietary supplements in any way whatsoever from selling books or other publications as a part of its business.

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

The DSHEA did not limit the FDA's ability to regulate manufacturing but authorized the FDA to prescribe good manufacturing practice regulations for dietary supplements which are to be modeled after current good manufacturing practice regulations for food. Since the manufacturers that are involved in manufacturing the Company's products are experienced in producing products subject to FDA manufacturing standards, the Company does not believe that new regulations regarding manufacture of dietary supplements will adversely affect the Company or its suppliers.

The effect of new federal regulations and standards is that, although the authority of the FDA to regulate dietary supplements has been limited, it and other government agencies, particularly the Department of Health and Human Services, have been granted substantial new policing authority to stop the distribution of a dietary supplement if government personnel believe they can show that the product is not safe. The Company is not able to predict with certainty the long-term impact of this regulatory scheme on its activities.

On March 23, 1999, a new labeling format for dietary supplements went into effect which necessitated the Company's abandonment of approximately $18,000 worth of packaging materials that were in the old format.


1(b)(x) Expenditures for Research and Development

The Company's research and development expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were as follows: 1998 - $92,516; 1997 - $44,743.


1(b)(xi) Compliance with Environmental Laws

The Company is not aware of any "administrative" or other costs, which it incurs which are directly related to compliance with environmental laws.


1(b)(xii) Employees

At the present time, the Company has ten full time employees at its Woodbridge, NJ offices. Of these, two employees are executive, six are in sales and marketing, and two are in accounting and operations. The Company employs a number of consultants who devote limited portions of their time to the Company's business. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.


ITEM 2. DESCRIPTION OF PROPERTY

The Company entered into a new five year lease in February 1998 for approximately 3,684 square feet at $14.50 per square foot, including utilities, for an annual rent expense of $53,418 for the first three years. In the fourth and fifth years of the lease, the rent increases to $16.50 per square foot, including utilities. The Company believes that its new facilities will be adequate for its present needs.

The Company does not intend to develop its own manufacturing capabilities, since management believes that the availability of manufacturing services from third parties on a contract basis is more than adequate to meet the Company's needs in the foreseeable future.

The Company does not have any real estate investments.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, or involved in, any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


5(a) Market Information.

Since December 19, 1997, the Company's Common Stock has been quoted on the SmallCap Market of the Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "PHLI". The following sets forth certain information with respect to the high and low sales prices reported by The Nasdaq Stock Market for the Common Stock during the periods shown:

--------------------------------------------------------------------------------
                                               HIGH                   LOW
--------------------------------------------------------------------------------
          1997
          (12/19/97 -- 12/31/97)              $6.25                 $6.00
--------------------------------------------------------------------------------
          1998
          (1/1/98 -- 3/31/98)                 $6.25                 $4.125
--------------------------------------------------------------------------------
          1998
          (4/1/98 -- 6/30/98)                 $5.00                 $3.125
--------------------------------------------------------------------------------
          1998
          (7/1/98 -- 9/30/98)                 $4.75                 $1.50
--------------------------------------------------------------------------------
          1998
          (10/1/98 -- 12/31/98)               $4.50                 $2.125
--------------------------------------------------------------------------------
          1999
          (1/1/99 -- 3/22/98)                 $3.50                 $1.875
--------------------------------------------------------------------------------

The closing price of the Company's Common Stock on March 22, 1999, as reported by Nasdaq, was $1.875.


5(b) Holders.

As of March 22, 1999, there were approximately 84 record holders of the Company's Common Stock.


5(c) Dividends.

The Company has never paid or declared dividends upon its Common Stock and does not contemplate or anticipate paying any dividends on its Common Stock in the foreseeable future.

Prior to December 31, 1998, the Company had a class of Preferred Stock outstanding on which it paid dividends in kind. All outstanding shares of Preferred Stock were converted into Common Stock effective December 31, 1997.


5(d) Recent Sales of Unregistered Securities; Use of Proceeds from the Sale of
     Registered Securities


5(d)(i) Recent Sales of Unregistered Securities.

There were no sales of unregistered securities by the Company in the year ended December 31, 1998.


5(d)(ii) Use of Proceeds from the Sale of Registered Securities

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


5(d)(ii)(D) The expenses incurred for the Company's account in connection with the issuance and distribution of securities sold in the Offering were as follows:

     Underwriting discount and commissions                 -          $720,000
     Finder's Fees                                         -                 0
     Expenses paid to or for the account of
       Underwriter                                         -           276,951
     Other expenses (including legal, account-
       ing, printing and transfer agent's expenses)        -           224,623
                                                                     ---------

                                     Total expenses                 $1,221,574
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


5(d)(ii)(F) From the effective date of the Registration Statement through December 31, 1998, net Offering proceeds were applied as follows:


   (1)      Construction of plant, building
            and facilities                                       $    -0-

   (2)      Purchase and installation of
            machinery and equipment                                56,317


   (3)      Purchase of real estate                                   -0-

   (4)      Acquisition of other businesses                           -0-

   (5)      Repayment of debt                                      74,658


   (6)      Research & Development                                 92,516

   (7)      Working capital                                     2,339,935

   (8)      Temporary investments*                              3,415,120

   (9)      Any other purpose expected to
            involve $100,000 or more                                  -0-
                                                               ----------
            Total applied through 12/31/98                     $5,978,546
                                                               ==========
o Short term commercial paper.

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


FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; demand for and market acceptance of new and existing products, as well as other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.


(a) Introduction

The Company was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. The Company's first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. Prior to that time, the Company was engaged in organizational and financing activities, product research and development, and preliminary marketing and distribution activities. In March 1997, the Company extended the ENDUROX line of products with ENDUROX ProHeart(R) and ENDUROX EXCEL(R). Prosol Plus(TM), a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. In February 1999, the Company introduced ENDUROX(R)R4(TM) Performance/Recovery Drink, the latest in its ENDUROX line of products, which was clinically proven in two separate university studies to: enhance performance and extend endurance by 55%, decrease post-exercise muscle stress by 36%, reduce free radical build-up by 69% and increase insulin levels by 70%. In addition, the Company expects to introduce another new product by the end of 1999 that will compete in the approximately $3 billion market for weight loss and weight control products, which includes prescription drugs, OTC products, diet foods and nutritional supplements.

(b) Results of Operations - Years Ended December 31, 1998 and 1997

The Company incurred a net loss of $2,463,054 or $.54 per share for the year ended December 31, 1998, compared to a net loss of $4,337,504 or $1.44 per share for the year ended December 31, 1997. Revenues for the year ended December 31, 1998 were $1,000,019 compared to $3,356,725 for the year ended December 31, 1997.

Management attributes the decrease in revenues in the year ended December 31, 1998 compared to the similar 1997 period to a number of factors, beginning in the fourth quarter of 1997 when the Company lacked sufficient funds to commit to advance advertising and promotion dates in 1998. As a result of the Company's significantly reduced advertising and promotional support, virtually no new distribution channels were opened in 1998, and existing retailers' in-store sales of the ENDUROX line of products sharply declined. As per store sales declined, a substantial number of stores, including most significant mass market customers, discontinued carrying the ENDUROX line which further contributed to the Company's declining sales trend. Management decided at that time to maintain a lower level of advertising for its ENDUROX line, in order to conserve its financial resources to mount a substantial campaign for its new products, which management believes to offer better long term prospects.

In addition, during the fourth quarter of 1998, the Company agreed to accept the return of ENDUROX ProHeart product, previously sold to its largest customer which was disappointed by the slow product movement and lack of advertising support for the product. Although the Company was not obligated to accept the return of this product, management felt that it was in the Company's best interest to do so in order to maintain a positive relationship with its largest customer. This return reduced sales in the fourth quarter of 1998 by $136,800 and will further reduce sales in the first quarter of 1999 by $84,474. In 1999, this customer became the leading distributor for the Company's new product, the ENDUROX(R)R4(TM) Performance/Recovery Drink on a nationwide basis.

The Company's net loss of $2,463,054 reported for the year ended December 31, 1998 was significantly lower than the comparable period in 1997 due to a reduction in selling, general and administrative expenses. These expenses decreased from $5,630,252 for the year ended December 31, 1997 to $2,927,734 (approximately 48%) for the year ended December 31, 1998. As previously mentioned, a substantial part of this decrease was due to the elimination and/or reduction in television and print advertising caused by a lack of funding in the latter part of 1997 and management's subsequent decision to limit marketing expenditures in support of Prosol Plus and the original products. The Company believes this will assure that adequate funding will be available to support promotion and advertising for ENDUROX(R) R4TM Performance/Recovery Drink and PO-2. The decrease in mass market distribution during 1998, also resulted in lower advertising and promotional expenditures associated with supporting that channel of distribution. In addition, interest income increased from $44,095 for the year ended December 31, 1997 to $241,253 for the year ended December 31, 1998. In December 1998, management decided to write-off a majority of its ENDUROX ProHeart finished goods and work-in-process inventories due to obsolescence. The Company determined that the product's lack of sales movement, coupled with the timing of its product expiration dates, indicated a high probability that the product would not be saleable into the near future. The obsolete inventory write-off was charged to cost of goods sold in the amount of $350,706 and the finished goods and work-in-process inventories were reduced by $139,628 and $211,078, respectively.

The Company's net loss of $4,337,504 reported for the year ended December 31, 1997 included a non-recurring charge of $570,928, a $420,100 write-off of the Endurox capsule inventory and a reduction in sales of $318,750 relative to customer refunds for returned ENDUROX capsule inventory. The non-recurring charge of $570,928 was incurred in connection with the replacement by the Company of customers' inventories of ENDUROX in encapsulated form with a caplet form of the product, and included a reserve of $610,491 at December 31, 1997, which management believed was adequate to cover future exchanges or returns of retailers' capsule inventory. At December 31, 1998, this reserve was $344,464. This replacement of inventory was required because the active herbal ingredient in ENDUROX is highly water absorbent, which resulted in the capsules changing color and/or size in conditions of high heat and humidity, even though the product was encapsulated in a gel capsule and sealed in a blister package. To rectify this problem, the Company decided to switch to a caplet form of product, in which the ingredients are compressed and coated, from the more porous gelatin capsule filled with ingredients in powdered form. ENDUROX is now sold by the Company only in caplet form, as are ENDUROX EXCEL and ENDUROX ProHeart which were introduced in caplet form in the first quarter of 1997.

The Company's gross profit margin in 1998 (38.5%) was lower than the margin in 1997 (59.7%). In both years, the gross profit margins were lower than expected due to two separate events. For the year ended December 31, 1998, the obsolete inventory write-off was charged to cost of goods sold in the amount of $350,706, which lowered the margin from 73.6% to 38.5%. For the year ended December 31, 1997, a write-off of Endurox capsule inventory in the amount of $420,100 was charged to cost of goods sold, which lowered the margin from 72.3% to 59.7%.

Although the sales trend for the year ended December 31, 1998 was declining, management believes that sales for the original ENDUROX products have stabilized and, with the addition of the ENDUROX(R) R4(TM) Performance/Recovery Drink in the first quarter of 1999, it is anticipated that sales will improve in future periods based on the belief that advertising and promotional expenditures associated with the launch and introduction of the new ENDUROX(R)R4(TM) Performance/Recovery Drink will have a spillover effect on original ENDUROX product sales. The Company cannot predict, however, what the sales of ENDUROX(R)R4(TM) Performance/Recovery Drink will be, or the extent of any spillover effect that advertising and other promotional expenditures for the ENDUROX(R)R4(TM) Performance/Recovery Drink will have on the sales of the existing ENDUROX product line.

Selling, general and administrative costs are expected to increase slightly during 1999 with the launch of the new ENDUROX(R)R4(TM) Performance/Recovery Drink. While the Company's current level of selling, general and administrative expenses is high relative to present sales levels, management believes that its investment in infrastructure, primarily sales and marketing personnel and in a revamped advertising and promotional campaign, is necessary to build multiple product lines and to adequately support the sales that new products are expected to generate.


(c) Liquidity and Capital Resources

At December 31, 1998, the Company's current assets exceeded its current liabilities by $3,584,886 with a ratio of current assets to current liabilities of approximately 7.52 to 1 versus a ratio of approximately 6.92 to 1 at December 31, 1997. The change in current ratio was attributable primarily to the Company's receipt of proceeds from its public offering of Common Stock in December 1997. Based on current activities, management expects the Company to be able to satisfy its cash requirements in fiscal 1999 from its internal cash reserves.

The Company projects an advertising and promotional budget of $1,200,000 for the year ending December 31, 1999, including commitments of approximately $500,000 for consumer and trade print media. Management believes that once the effectiveness of its advertising and promotional campaign can be determined, appropriate measures can be taken to either reduce or increase its level of expenditures in this area. The Company had no other material commitments apart from existing personnel and occupancy costs.


(d) Year 2000 Discussion

As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. The manufacturer of this software has already provided the Company with a Year 2000 Update for no charge, so that the Company's main processing system is Year 2000 compliant. In addition, the server for the Company's workstation environment and the word processing and spreadsheet package that the Company utilizes has all been upgraded with "service releases" or "patches" that have made these systems Year 2000 compliant. These upgrades were provided to the Company at no cost.

The Company has initiated a formal communications program with a substantial majority of its significant suppliers and customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies which interact with the Company's systems will be converted in a timely manner. Unsuccessful conversions by these third party companies should not have a material adverse effect on the Company's business as contingent plans have been formed to transact business through facsimile and telephone lines.

(e) Impact of Inflation

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


(f) Seasonality

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


(g) Impact of Recently Issued Financial Accounting Standards

In February 1997, the Financial Accountant Standards Board issued SFAS No. 128 (SFAS No. 128), "Earnings per Share", which supersedes Accounting Principles Board Opinion No. 15 "Earnings per Share" and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and provides guidance on other computational changes. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The 1997 earnings per share have been restated and are reported in accordance with SFAS 128. The 1997 primary and fully diluted earnings per share were previously reported as a net loss of $1.25. For the years ended December 31, 1998 and 1997, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. The Company does not expect the adoption of SFAS No. 128 to have a material impact on the financial position and results of operations of the Company.

ITEM 7. FINANCIAL STATEMENTS

Financial information required in response to this Item of Form 10-KSB is set forth at pages F-1 through F-16 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


9(a) Directors and Executive Officers

The directors and executive officers of the Company as of the date of this Report are as follows:

        Name                             Position with the Company
        ----                             -------------------------
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

DR. ROBERT PORTMAN, age 54, has served as President, Treasurer and Chairman of the Board of Directors of the Company since its inception. Dr. Portman has a PhD in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974 with his brother, David Portman. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising. C&M Advertising, with billings in excess of $100 million, handled national advertising for such diverse accounts as Berlex Laboratories, Ortho-McNeil Laboratories, Tetley Tea, Radisson Hotels and HIP of New Jersey. Effective June 1, 1995, Dr. Portman relinquished his responsibilities as Chairman of C&M Advertising (which since has been renamed "The Sawtooth Group") to assume his present positions with the Company on a full time basis, and, in September 1996, Dr. Portman sold his interest in that company.

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

JONATHAN D. RAHN, age 55, is the Executive Vice President and Chief Financial Officer, as well as a director, of the Company. From the inception of the Company to his employment by the Company in July 1996, Mr. Rahn served as a consultant to the Company in financial and certain operational matters. Mr. Rahn, a certified public accountant, has over 30 years experience in accounting and financial analysis, and has held various executive positions for a number of diverse businesses, both public and private. For approximately three years immediately preceding his employment by the Company, he was a self-employed consultant involved in the evaluation, due diligence and structuring of investments in and acquisitions of development-stage companies.

DAVID I. PORTMAN, age 58, has served as Secretary and a Director of the Company from its inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. In 1988, Mr. Portman sold his interest in M.E.D. Communications to Robert Portman, and became President of TRIAD Development, a real estate company that has numerous commercial and rental properties in New Jersey, a position that he still holds. Mr. Portman also has served as a director of First Montauk Securities Corp. since 1993.

Robert Portman and David Portman are brothers.

DR. T. COLIN CAMPBELL, age 65, has served as a Director of the Company since its inception. Dr. Campbell also serves as Chairman of the Company's U.S. Scientific Advisory Board. Dr. Campbell has been Jacob Gould Schurman Professor of Nutritional Biochemistry of Cornell University since 1985. Over the past three decades, Dr. Campbell has been directing research correlating diet, lifestyle and disease. In 1979, Dr. Campbell, with the encouragement of the Chinese government, initiated the largest epidemiological study ever undertaken focusing on the relationship between nutrition and disease. The China-Cornell Research Project is expected to continue well into the 21st Century. Dr. Campbell is an honorary professor at the Chinese Academy of Preventive Medicine.

DR. IRVING I.A. TABACHNICK, age 74, was elected a director of the Company in December 1997. Dr. Tabachnick has served as a consultant to Schering Plough Corporation, a New York Stock Exchange listed company, since 1989. Prior to 1989, he was employed by Schering Plough Corporation in a number of positions, including Vice President -- Drug Safety and Metabolism, Senior Director -- Biological Research and Development, and Director -- Biological Sciences and Director -- Physiology and Biochemistry.

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


9(b) Other Key Advisors and Consultants

In addition to its executive officers, the Company considers Dr. Junshi Chen to be a key advisor. Dr. Chen, age 63, is Chairman of the Company's Chinese Scientific Advisory Board, and is a Professor and Deputy Director of the INFH. Besides directing the research activities of the INFH, Dr. Chen is a recognized expert in China on nutritional status and cancer mortality and the antioxidant properties of various dietary constituents. Dr. Chen also is a member of the Political Consultative Group of China, a select group of individuals who serve as advisors to the government and the People's Congress, and a member of the government committee that reviews and approves new drug applications in China.


9(c) Scientific Advisory Boards

The Company has established U.S. and Chinese Scientific Advisory Boards to provide it with on-going advice and counsel regarding research direction, product development, analysis of data and general counseling. As a need rises, the Company consults with individual members of these Boards on a non-scheduled basis. A brief description of the backgrounds of the Advisory Boards' member are set forth below.

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


ITEM 10. EXECUTIVE COMPENSATION

Robert Portman is the only executive officer of the Company with a fixed-term employment agreement. Under this agreement, Dr. Portman is employed for a three-year term commencing January 1, 1998, at an annual salary of $150,000 for the first two years, and at a salary to be determined by the Compensation Committee of the Company's Board of Directors during the third year. In addition to salary, Dr. Portman is entitled to receive a bonus equal to five percent of the amount, if any, by which the Company's net, pre-tax income exceeds $1,000,000 in the fiscal year ending December 31, 1999.

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

The table below sets forth information concerning compensation paid to Dr. Portman in 1998, 1997 and 1996 and to Jonathan D. Rahn, Executive Vice President of the Company, in 1998 and 1997. No executive officers of the Company other than Dr. Portman and Mr. Rahn received compensation of $100,000 or more in fiscal 1998, 1997 and only Dr. Portman received $100,000 or more in 1996.


                           Summary Compensation Table

                                        Annual Compensation                   Long-Term Compensation
                                                                               Awards              Payouts
                                                                                    Securities
                                                            Other                     Under-
                                                           Annual     Restricted      lying                    All Other
      Name and                                            Compen-        Stock       Options/       LTIP        Compen-
     Principal                  Salary         Bonus        Sation     Award(s)        SARs        Payouts      sation
      Position        Year        ($)            ($)         ($)          ($)          (#)           ($)          ($)

        (a)             (b)       (c)            (d)         (e)          (f)          (g)           (h)          (i)
------------------------------------------------------------------------------------------------------------------------
Robert Portman,        1998    150,000           -0-        -0-           -0-          -0-           -0-          -0-
President              -------------------------------------------------------------------------------------------------
                       1997    150,000           -0-        (1)           -0-        475,000         -0-          -0-
                       -------------------------------------------------------------------------------------------------
                       1996    162,500 (2)       -0-        (1)           -0-        225,000         -0-          -0-
--------------------
Jonathan Rahn,
Executive Vice         1998    125,000           -0-        (1)           -0-          -0-           -0-          -0-
President              1997    100,000           -0-        (1)           -0-          -0-           -0-          -0-


(1) Less than 10% of annual salary and bonus.

(2) Includes $37,500 accrued in respect of 1995 salary which was paid in 1996.

The follow ng table sets forth certain information regarding options granted in fiscal 1998:

                      Option/SAR Grants in Fiscal Year 1998
                               (Individual Grants)

------------------------------------------------------------------------------------------------------------------------

                                              Number of          Percent Of Total
                                              Securities          Options/SARs
                                              Underlying           Granted to       Exercise Or Base
                                             Options/SARs      Employees In Fiscal       Price
                 Name                        Granted (#)              Year               ($/Sh)        Expiration Date
                  (a)                            (b)                   (c)                 (d)                  (e)
------------------------------------------------------------------------------------------------------------------------
            Robert Portman                       -0-                   N/A                  N/A                N/A
------------------------------------------------------------------------------------------------------------------------
            Jonathan Rahn                        -0-                   N/A                  N/A                N/A
------------------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to the number of unexercised options and the value of unexercised "in-the-money" options held by Robert Portman and Jonathan Rahn at December 31, 1998.


             Aggregated Option/SAR Exercises in Fiscal Year 1998 and
                          Option/SAR Values at 12/31/98

------------------------------------------------------------------------------------------------------------------------
                                                                Number of Securities            $ Value of Unexercised
                                                               Underlying Unexercised         In-the-Money Options/SARs
                                  Shares                      Options/SARs At 12/31/98               At 12/31/98
                               Acquired On       Value              Exercisable/                     Exercisable/
                                 Exercise      Realized             Unexercisable                   Unexercisable
             Name                  (#)            ($)                    (#)                             ($)
             (a)                   (b)            (c)                    (d)                             (e)
------------------------------------------------------------------------------------------------------------------------
                                                           Exercisable     Unexercisable    Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------------
        Robert Portman              -0-           -0-        525,000          475,000          412,500          -0-
------------------------------------------------------------------------------------------------------------------------
        Jonathan Rahn               -0-           -0-        200,000            -0-              -0-            -0-
------------------------------------------------------------------------------------------------------------------------

For the purpose of computing the value of "in-the-money" options at December 31, 1998, in the above table, the fair market value of the Common Stock at such date is deemed to be $3.375 per share, the closing sale price of the Common Stock on such date as reported by Nasdaq.

                   Directors' Compensation in Fiscal Year 1998

For the year ended December 31, 1998, the Company compensated its two independent Directors, T. Colin Campbell and Irving I.A. Tabachnick in the amount of $2,500 per Director. Their duties included attendance at all board meetings, the annual shareholders meeting, and two meetings of the Audit Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 22, 1999, the Company had outstanding 4,554,367 shares of Common Stock. The following table sets forth information concerning the present ownership of the Company's Common Stock by the Company's directors, executive officers and each person known to the Company to be the beneficial owner of more than five percent of either of such classes of the capital stock, the beneficial ownership of these securities by such persons following the offering, and the total voting power represented by the securities owned by such persons.


                                                 Common Stock (1)                 Common Stock (1)
                                                 ----------------                 ----------------
            Name and Address                Amount Beneficially Owned            Percentage of Class
            ----------------                -------------------------            -------------------
Robert Portman (2)                                  1,413,101                           26.9%
President, Chief Executive Officer
and a Director
188 Igoe Road
Morganville, NJ 07751

Jonathan D. Rahn (3)                                  443,000                            9.3%
Executive Vice President, Chief
Financial Officer and a Director
413 Gatewood Road
Cherry Hill, NJ  07751

David I. Portman                                      185,000                            4.1%
Secretary and a Director
19 Pal Drive
Wayside, NJ  07712

T. Colin Campbell (4)                                 172,954                            3.8%
Director
26 Beckett way
Ithaca, NY  14850

Irving Tabachnick (5)                                  10,000                              *
Director
9 Woodland Avenue
North Caldwell, NJ  07006


                                               Common Stock (1)                       Common Stock (1)
                                               ----------------                       ----------------
            Name and Address               Amount Beneficially Owned                  Percentage of Class
            ----------------               -------------------------                  -------------------
                                                   2,224,055                           40.8%
Executive Officers and Directors as a
group (5 persons)

----------
* Less than one percent

(1) Common Stock which is issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors.

(2) Includes (i) a presently-exercisable option issued pursuant to the Company's 1995 Incentive Stock Option Plan (a "1995 Plan Option") to acquire 300,000 shares at a price of $2.00 per share, (ii) a presently-exercisable 1995 Plan Option to acquire an additional 225,000 shares at a price of $3.75 per share, (iii) a 1998 Employment Contract Option to acquire an additional 158,334 shares at a price of $6.00 per share. Does not include (x) 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her minor children, as to which Dr. Portman disclaims beneficial ownership, and (y) 1998 Employment Contract Options to purchase an additional 316,666 shares which are not vested and do not vest within sixty days.

(3) Includes a 1995 Plan Option to acquire 200,000 shares at a price of $3.75 per share.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through December 1997, the Company leased approximately 2,645 square feet of office space, utilized for executive and administrative offices, from CSC Associates, a company owned by Robert Portman, Chairman of the Board and Chief Executive Officer of the Company, and David Portman, Secretary and a Director of the Company, at a monthly rental of $2,645, plus utilities. The Company believes that the terms of such lease were at least as favorable to it as could have been obtained from an unrelated party through arms-length negotiations. At year-end 1997, CSC Associates sold the building in which such offices are located to an unaffiliated person, subject to the Company's lease. The Company subsequently modified its lease with the new lessor in connection with a planned move to slightly larger space in an adjoining building.

Except as described above, during the last two fiscal years, the Company has not entered into any material transactions or series of transactions which, in the aggregate, would be considered material in which any officer, director or beneficial owner of 5% or more of any class of capital stock of the Company had a direct or indirect material interest, nor are any such transactions presently proposed.


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

                        PACIFICHEALTH LABORATORIES, INC.

                                    CONTENTS

                                                                           Page
                                                                           ----
Independent Auditor's Report.............................................   F-3

Financial Statements:
       Balance Sheets....................................................   F-4
       Statements of Operations..........................................   F-5
       Statements of Stockholders' Equity................................   F-6
       Statements of Cash Flows..........................................   F-7

Notes to Financial Statements.....................................   F-8 - F-19

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of PacificHealth Laboratories, Inc.


We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


Schiffman Hughes Brown
Blue Bell, Pennsylvania
February 12, 1999

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                   1998             1997
                                                               -----------      -----------
Current assets:
   Cash and cash equivalents (Note 2)                          $ 3,415,120      $ 5,865,881
   Accounts receivable, net (Note 3)                               270,673          408,110
   Inventories (Note 4)                                            375,074          553,098
   Prepaid expenses                                                208,538          244,581
   Other                                                                              2,906
                                                               -----------      -----------
        Total current assets                                     4,269,405        7,074,576
                                                               -----------      -----------
Property and equipment (Note 5)                                    104,533          101,750
                                                               -----------      -----------
Other asset:
   Deposits                                                          3,991
   Organization cost, net of accumulated
    amortization (Note 6)                                            4,107            7,288
                                                               -----------      -----------
                                                                     8,098            7,288
                                                               -----------      -----------
                                                               $ 4,382,036      $ 7,183,614
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt (Note 7)                  $    82,264      $    74,658
   Accounts payable and accrued expenses                           252,262          255,630
   Reserve for product replacement (Note 4)                        344,464          610,491
   Customer deposits                                                 5,529
                                                               -----------      -----------
        Total current liabilities                                  684,519          940,779
                                                               -----------      -----------
Long-term debt (Note 7)                                                              82,264
                                                               -----------      -----------
Commitments (Notes 9)

Stockholders' equity:
   Common stock, $.0025 par value; authorized
     10,000,000 shares; issued and outstanding
     4,554,367 shares in 1998 and 1997                              11,386           11,386
   Additional paid-in capital                                   10,803,085       10,803,085
   Accumulated deficit                                          (7,116,954)      (4,653,900)
                                                               -----------      -----------
                                                                 3,697,517        6,160,571
                                                               -----------      -----------
                                                               $ 4,382,036      $ 7,183,614
                                                               ===========      ===========

     The accompanying notes are an integral part of the financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                          1998             1997
                                                      -----------      -----------
Revenues                                              $ 1,000,019      $ 3,356,725
                                                      -----------      -----------
Cost of goods sold:
   Inventories, beginning                                 553,098          905,950
   Purchases                                              437,071          999,288
                                                      -----------      -----------
                                                          990,169        1,905,238
   Less: inventories, ending                              375,074          553,098
                                                      -----------      -----------
                                                          615,095        1,352,140
                                                      -----------      -----------
Gross profit                                              384,924        2,004,585
                                                      -----------      -----------
Selling, general and administrative expenses            2,927,734        5,630,252
Research and development (Note 13)                         92,516           44,743
Amortization expense                                        3,180            3,180
Depreciation expense                                       53,533           70,609
Provision for replacement of product (Note 4)                              570,928
                                                      -----------      -----------
                                                        3,076,963        6,319,712
                                                      -----------      -----------
Net operating loss                                     (2,692,039)      (4,315,127)
                                                      -----------      -----------
Other income (expense):
   Interest income                                        241,253           44,095
   Bad debt expense                                       (12,268)         (28,204)
                                                      -----------      -----------
                                                          228,985           15,891
                                                      -----------      -----------
Loss before income taxes                               (2,463,054)      (4,299,236)
Provision (benefit) for income taxes (Note 12)                              38,268
                                                      -----------      -----------
Net loss                                              $(2,463,054)     $(4,337,504)
                                                      ===========      ===========
Basic net income (loss) per share of common stock     $      (.54)     $     (1.44)
                                                      ===========      ===========
Diluted net income (loss)
 per share of common stock                            $      (.54)     $     (1.44)
                                                      ===========      ===========
Basic weighted average shares outstanding               4,554,367        3,102,621
                                                      ===========      ===========
Diluted weighted average shares outstanding             4,718,618        3,972,332
                                                      ===========      ===========

    The accompanying notes are an integral part of the financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                        Paid in
                                                          Preferred       Common      Stockholders'     Accumulated      Total
                                                            Stock         Stock         Capital           Deficit        Equity
                                                          ---------      -------      -------------     -----------    -----------
Balance, January 1, 1997                                   $ 1,337       $ 7,384       $3,694,990        $(177,657)    $3,526,054

Issuance of 232,222 shares of common stock                                   580          993,474                         994,054

Issuance of 13,816 shares of 10% convertible
  preferred stock as a dividend                                138                        138,022         (138,160)           -0-

Cancellation of 200,000 shares of common stock                              (500)             500                             -0-

Public issuance of 1,200,000 shares of common stock                        3,000        5,975,426                       5,978,426

Conversion of 147,482 shares of 10% convertible
  preferred stock for 368,695 shares of common stock        (1,475)          922              553                             -0-

Issuance of 120,000 shares of common stock
  purchase warrants                                                                           120                             120

Cash dividend                                                                                                 (579)          (579)

Net loss for the year ended December 31, 1997                                                           (4,337,504)    (4,337,504)
                                                          --------       -------      -----------      -----------    -----------
Balance, December 31, 1997                                     -0-        11,386       10,803,085       (4,653,900)     6,160,571

Net loss for the year ended December 31, 1998                                                           (2,463,054)    (2,463,054)
                                                          --------       -------      -----------      -----------    -----------
Balance, December 31, 1998                                $    -0-       $11,386      $10,803,085      $(7,116,954)   $ 3,697,517
                                                          ========       =======      ===========      ===========    ===========

     The accompanying notes are an integral part of the financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                               1998             1997
                                                                           -----------     ------------
Cash flows from operating activities:
   Net loss                                                                $(2,463,054)     $(4,337,504)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Loss on retirement of fixed assets                                            --           58,061
      Depreciation                                                              53,533           70,609
      Amortization                                                               3,180            3,180
      Deferred taxes                                                                --           38,012
      Bad debts                                                                 12,268           28,204
   Changes in assets and liabilities:
      Decrease in accounts receivable                                          125,171        1,584,232
      Decrease in prepaid expenses                                              36,043           24,219
      Decrease in inventory                                                    178,024          352,852
      Decrease in other current assets                                           2,906           26,948
      Increase in deposits                                                      (3,991)              --
      Decrease in accounts payable and accrued expenses                         (3,368)        (413,597)
      (Decrease) increase in reserve for product replacement                  (266,027)         610,491
      Increase in customer deposits                                              5,529               --
                                                                           -----------     ------------
Net cash used in operating activities                                       (2,319,786)      (1,954,293)
                                                                           -----------     ------------
Cash flows for investing activities:
   Purchase of fixed assets                                                    (34,124)         (52,082)
   Purchase of furniture and fixtures                                          (22,193)              --
                                                                           -----------     ------------
Net cash used in investing activities                                          (56,317)         (52,082)
                                                                           -----------     ------------
Cash flows from financing activities:
   Repayment of note payable                                                   (74,658)              --
   Issuance of common stock                                                         --        6,972,480
   Issuance of common stock purchase warrants                                       --              120
   Proceeds from insurance financing                                                --          156,922
   Dividends paid                                                                   --             (579)
                                                                           -----------     -----------
Net cash (used in) provided by financing activities                            (74,658)       7,128,943
                                                                            -----------     -----------
Net (decrease) increase in cash                                             (2,450,761)       5,122,568
Cash, beginning balance                                                      5,865,881          743,313
                                                                           -----------     ------------
Cash, ending balance                                                       $ 3,415,120     $  5,865,881
                                                                           ===========     ============
Supplemental disclosure of cash flow information:
   Taxes paid                                                              $       200     $        256
                                                                           ===========     ============
Non-cash financing activity:
   Preferred stock dividend                                                $       -0-     $    138,160
                                                                           ===========     ============

    The accompanying notes are an integral part of the financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997




1. Business:

         PacificHealth Laboratories, Inc. (the Company) (PHL) was organized on April 13, 1995 to develop and market innovative natural products that have been clinically shown to improve health and well being. At present time, the Company's ENDUROX line of products represents approximately 91% of revenues.

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

         Equipment and depreciation:

         Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 2 to 5 years. Depreciation expense for the years ended December 31, 1998 and 1997 was $53,533 and $70,609, respectively.

         Organization cost:

         Organization costs are capitalized and amortized over 5 years.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997




2.       Summary of significant accounting policies (continued):

         Use of estimates:

         The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

         Year 2000 compliance:

         As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

         The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. The manufacturer of this software has already provided the Company with a Year 2000 Update for no charge, so that the Company's main processing system is Year 2000 compliant. In addition, the server for the Company's workstation environment and the word processing and spreadsheet package that the Company utilizes have all been upgraded with "service releases" or "patches" that have made these systems Year 2000 compliant. These upgrades were provided to the Company at no cost.

         The Company has initiated a formal communications program with a substantial majority of its significant suppliers and customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies which interact with the Company's systems will be converted in a timely manner. Unsuccessful conversions by these third party companies should not have a material adverse effect on the Company's business as contingent plans have been formed to transact business through facsimile and telephone lines.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997




2.       Summary of significant accounting policies (continued):

         Earnings (loss) per share:

         In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with requirements of SFAS No. 128. The 1997 earnings per share have been restated and are reported in accordance with SFAS No. 128. The 1997 primary and fully diluted earnings per share were previously reported as a net loss of $1.25. For the year ended December 31, 1998 and 1997, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

         Research and development:

         Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge which will be used to develop and market natural products which improve health and well being. The Company expenses all such research and development costs as they are incurred.

         Advertising costs:

         Advertising costs are generally charged to operations in the year incurred and totaled $1,655,274 and $4,639,567 in 1998 and 1997, respectively.

         Income taxes:

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of balance sheet items for financial and income tax reporting. There is no difference between the basis for financial and income tax reporting, thus no deferred tax asset or liability was recorded.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


3. Accounts receivable:
                                                                                  1998            1997
                                                                                  ----            ----
                  Accounts receivable                                           $277,825        $432,024
                  Less: allowance for doubtful accounts                            7,152          23,914
                                                                                --------        --------
                                                                                $270,673        $408,110
                                                                                ========        ========


4.       Inventories:

         Inventories at December 31, 1998 and 1997 consisted of the following:

                                                                                  1998                      1997
                                                                                  ----                      ----
                           Raw materials                                                                $  15,065
                           Work-in-process                                      $141,210                   297,831
                           Finished goods                                        233,864                   240,202
                                                                                --------                  --------
                                                                                $375,074                  $553,098
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

         Both ENDUROX EXCEL and ENDUROX ProHeart, which were line extensions of the original ENDUROX product, were introduced in a caplet form in 1997.

         At December 31, 1998 and 1997, the balance in the reserve for product replacement was $344,464 and $610,491, respectively.

         In December 1998, management decided to write-off a majority of its Endurox ProHeart finished goods and work-in-process inventories due to obsolescence. The Company determined that the product's lack of sales movement, coupled with the timing of its product expiration dates, indicated a high probability that the product would not be saleable into the near future. The obsolete inventory write-off was charged to cost of goods sold in the amount of $350,706 and the finished goods and work-in-process inventories were reduced by $139,628 and $211,078, respectively.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997




5. Property and equipment:
                                               1998       1997
                                               ----       ----

          Furniture and equipment           $169,170    $119,554
          Molds and dies                      55,117      48,417
                                            --------    --------
                                             224,287     167,971
          Less: accumulated depreciation     119,754      66,221
                                            --------    --------

                                            $104,533    $101,750
                                            ========    ========

6. Organization costs:
                                              1998       1997
                                              ----       ----

          Cost                              $15,900    $15,900
          Less: Accumulated amortization     11,793      8,612
                                            -------    -------

                                            $ 4,107    $ 7,288
                                            =======    =======

7. Long-term debt:
                                                         1998         1997
                                                         ----         ----

          Installment note payable to insurance
          finance company due in monthly installments
          of $7,222, including interest at 9.74%
          through December, 1999                         $ 82,264    $156,922

          Less: current portion                            82,264      74,658
                                                         --------    --------

          Long-term debt                                 $    -0-    $ 82,264
                                                         ========    ========

          Maturities of debt is as follows:

                            December 31, 1998                        $ 74,658
                            December 31, 1999            $ 82,264      82,264
                                                         --------    --------

                                                         $ 82,264    $156,922
                                                         ========    ========

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997




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

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997




8.       Stock (continued):

         10% convertible preferred stock (continued):

         Activity for the periods ended is summarized as follows:

                                                        1998      1997
                                                        ----      ----

          Stock dividends (shown as shares)              -0-     13,816

          Cash dividends                               $ -0-     $  579
                                                       ======    ======

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
                 Over $200 million                       1/2%

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997




9.       Commitments (continued):

         Strategic Alliance Agreement (continued):

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

         Line of credit:

         In May, 1997, the Company entered into a line of credit agreement with its bank which enables the Company to borrow up to 80% of their current accounts receivable (defined as less than 90 days old), up to a maximum of $1,000,000. This line of credit expired on March 31, 1998 and the Company has elected not to renew the line of credit. At December 31, 1997, the Company had not borrowed any monies from this line of credit.

         Employment agreement:

         The Company entered into a three year employment contract on January 1, 1998, with the Chairman and CEO that provides for minimum annual compensation of $150,000. The Company is the beneficiary of a keyman life insurance policy (on the Chairman's life) for $2,000,000.

         Rent:

         On February 3, 1998, the Company signed a new lease agreement with the new owners of its office building. The new lease provides for the rental of 3,684 square feet at $14.50 per square foot including utilities, which equals a minimum annual rent expense of $53,418 for the first three years. In the fourth and fifth years of the lease, the cost per square foot increases to $16.50 per square foot including utilities.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997




10. Incentive stock option plan:

         In 1995, the Company established an incentive stock option plan (the
         Plan) and presently has reserved 1,500,000 shares of the Company's common stock for issuance under the plan. Options granted pursuant to the Plan at December 31, 1996 were 879,500, and those options were granted to certain officers, key employees and/or consultants to the Company. Exercise prices range from $2 to $4 per common share, and vest over varying periods of time. In 1998 and 1997, 21,500 and 490,700 options, respectively, were granted to certain officers, spokespersons and/or consultants to the Company. Exercise prices on the options granted in 1997 range from $4.25 to $6.00 per common share, and vest over varying periods of time. Exercise prices on the options granted in 1998 range from $4.75 - $5.00 per common share and vested immediately. All issuances were granted at the fair market value of the Company's common stock at time of grant. As of December 31, 1998, no options have been exercised.

         Transactions in the Plan since inception are as follows:

                                                                              Exercise Price      Weighted Average
                                           Granted            Vested           Per Vested        Exercise Price Per
                                            Shares            Shares           Common Share      Vested Common Share
                                            ------            ------           ------------      -------------------

        Balance, December 31, 1995        $  300,000        $      -0-

        Activity during the year
         ended December 31, 1996             579,500           144,500        $2.00 - $4.00         $   2.57
                                          ----------        ----------

        Balance, December 31, 1996           879,500           144,500
                                          ----------        ----------

        Activity during the year
         ended December 31, 1997             490,700           388,200        $2.00 - $6.00         $   3.49
                                          ----------        ----------

        Balance, December 31, 1997         1,370,200           532,700
                                           ---------        ----------

        Activity during the year
         ended December 31, 1998              21,500           359,000        $2.00 - $6.00         $   3.35
                                          ----------        ----------

        Balance, December 31, 1998        $1,391,700        $  891,700                              $   3.28
                                          ==========        ==========


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

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997




10.      Incentive stock option plan (continued):

         Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below.

                                              1998              1997
                                              ----              ----

          Net income:
             As reported                $  (2,463,054)    $  (4,337,504)
             Pro forma                     (2,838,557)       (4,671,693)

          Net loss per common share:
             As reported                         (.54)            (1.44)
             Pro forma                           (.62)            (1.51)

         Significant assumptions used to calculate the above fair value of the awards are as follows:

          Risk free interest rates of return                  5.00%
          Expected option life                            60 months
          Expected dividends                                  $ -0-

11.      Warrants:

         At December 31, 1998, the Company has warrants outstanding for the purchase of 255,500 shares of the Company's common stock at exercise prices ranging between $3.75 to $6.25 per common share. The warrants expire at the close of business on July 31, 2000 (227,500 warrants exercisable at $3.75 per share) and August 8, 2000 (28,000 warrants exercisable at $6.25 per share). As of December 31, 1998, no warrants have been exercised.

         On December 24, 1997, the Underwriter for the Company's initial public offering was issued warrants to buy 120,000 shares of the Company's common stock at an exercise price of $8.70 per share. These warrants will be exercisable for a period of four years, commencing December 19, 1998. As of December 31, 1998, no warrants have been exercised.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997




12. Income taxes:

         Income tax provision (benefit) consists of the following:

                                                  1998                 1997
                                                  ----                 ----

     Current:
        Federal                                $   -0-               $     -0-
        State                                      -0-                     256
                                               --------              ---------
                                                   -0-                     256
                                               --------              ---------
     Deferred:
        Federal                                                         30,067
        State                                                            7,945
                                               -------               ---------
                                                   -0-                  38,012
                                               -------               ---------
                                               $   -0-               $  38,268
                                               =======               =========

         The Company has $6,848,247 in Federal and state net operating loss carryovers which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2010. In 1996, management of the Company assessed its then current earnings along with the then existing sales backlog and budgeted sales for 1997 and had determined that it was more likely than not that the net operating loss carryforwards would be utilized in 1997 thus a deferred tax asset of $38,012 was recorded on the books. This deferred tax asset was calculated using effective tax rates for federal and state. However, as a result of reassessment by the Company at September 30, 1997, it appears that net operating loss carryforwards would not be recognized in 1997 and has thus reversed the deferred tax asset recorded at December 31, 1996.

13. Research and development costs:

         For the year ended December 31, 1998 and 1997, research and development costs were $92,516 and $44,743, respectively.

14. Financial instruments:

         Cash accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998 and 1997, cash deposits exceeded federally insured limits by approximately $7,911 and $265,681, respectively.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997




15. Significant customers:

         During the year ended December 31, 1997, the Company had two customers with billings in excess of 10% of total revenues. These two customers accounted for approximately 38% of total revenues.

         For the year ended December 31, 1998, the Company had revenues from one customer which accounted for approximately 19% of total revenue.

                            SUPPLEMENTAL INFORMATION


The Issuer has not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 1998, or otherwise in 1998. Such report and proxy statement will be furnished to security holders in connection with the Company's Annual Meeting, now scheduled to be held in the second quarter of 1999. Copies of such material will be furnished to the Commission when it is sent to security holders.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.

By: /s/ Robert Portman
    ------------------------------------------------------
        Robert Portman, President, Chief Executive Officer

Date: March 26, 1999

In accordance with the Securities Exchange Act of 1934 and the requirements of Form 10-KSB, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


/s/ Robert Portman           Director and Chief                  March 26, 1999
-----------------------      Executive Officer
    Robert Portman


/s/ Jonathan D. Rahn         Director and Principal              March 26, 1999
-----------------------      Financial and Accounting
    Jonathan D. Rahn         Officer


/s/ David I. Portman         Director                            March 26, 1999
-----------------------
    David I. Portman

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
                  Warrant                                                 C

  10.1      --    Incentive Stock Option Plan of 1995                     A

  10.2      --    Employment Agreement between the Company                C
                  and Robert Portman effective January 1, 1998

  10.3      --    Strategic Alliance Agreement between the Company        A
                  and the Institute of Nutrition and Food Hygiene

  10.4      --    Exclusive Licensing Agreement between the
                  Company and the INFH                                    A

  10.5      --    Shareholders Agreement                                  A

  23.1      --    Consent of Schiffman Hughes Brown                       *

  27        --    Financial Data Schedule                                 *

----------

*    Filed herewith

A Filed with Registration Statement on Form SB-2 (Registration No. 333-36379) (the "1997 SB-2") on September 25, 1997

B    Filed with Amendment No.1 to the 1997 SB-2 on October 23, 1997

C    Filed with Amendment No.3 to the 1997 SB-2 on December 17, 1997