Form 10QSB
period 1999-03-31
PACIFICHEALTH LABORATORIES INC
filed 1999-05-13
CIK 1000278

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

                 For the quarterly period ended March 31, 1999
                                                --------------
                                      -OR-

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                          Commission File No. 333-36379


                        PACIFICHEALTH LABORATORIES, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)


                DELAWARE                                      22-3367588
     -------------------------------                       ----------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

 1480 Route 9 North, Suite 204 Woodbridge, NJ                   07095
-----------------------------------------------               ----------
  (Address of principal executive offices)                    (Zip Code)



       Registrant's telephone number, including area code: (732) 636-6141
                                                           ---------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


At May 1, 1999, there were 4,554,367 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                                TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             Balance Sheets as of March 31, 1999
                   and December 31, 1998................................... 3

             Statements of Operations for the three
                   months ended March 31, 1999 and March 31, 1998.......... 4

             Statements of Cash Flows for the three months
                   ended March 31, 1999 and March 31, 1998................. 5

             Notes to Consolidated Financial Statements.................... 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................... 7

PART II.  OTHER INFORMATION

     ITEM 2. Changes in Securities and Use of Proceeds..................... 9

     ITEM 6. Exhibits and Reports......................................... 10


SIGNATURES................................................................ 10

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                          March 31,     December 31,
                                                            1999            1998
                                                         (Unaudited)      (Audited)
                                                        ------------    ------------
Current assets:
 Cash and cash equivalents                              $  2,825,038    $  3,415,120
 Accounts receivable, net                                    469,795         270,673
 Inventories                                                 431,847         375,074
 Prepaid expenses                                            254,030         208,538
                                                        ------------    ------------
              Total current assets                         3,980,710       4,269,405
Property and equipment, net                                   96,448         104,533
Other asset:
 Deposits                                                      3,991           3,991
 Organization cost, net of accumulated amortization            3,312           4,107
                                                        ------------    ------------
                                                               7,303           8,098
                                                        ------------    ------------
                                                        $  4,084,461    $  4,382,036
                                                        ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt                      $     62,440    $     82,264
 Accounts payable and accrued expenses                       544,664         252,262
 Reserve for product replacement                             343,686         344,464
 Customer deposits                                             3,530           5,529
                                                        ------------    ------------
          Total current liabilities                          954,320         684,519
Stockholders' equity:
 Preferred stock, $.01 par value;
  authorized 1,000,000 shares;
  issued and outstanding -0- shares
  shares of 10% convertible preferred                           --              --
 Common stock, $.0025 par value;
  authorized 10,000,000 shares;
  issued and outstanding 4,554,367 shares
  at December 31, 1998 and March 31, 1999                     11,386          11,386
 Additional paid-in capital                               10,803,085      10,803,085
 Accumulated deficit                                      (7,684,330)     (7,116,954)
                                                        ------------    ------------
                                                           3,130,141       3,697,517
                                                        ------------    ------------
                                                        $  4,084,461    $  4,382,036
                                                        ============    ============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                   (UNAUDITED)

                                                   1999           1998
                                               -----------    -----------
Revenues                                       $   322,794    $   339,394

Cost of goods sold:
 Inventories, beginning                            375,074        553,098
 Purchases                                         174,100        236,679
                                               -----------    -----------
                                                   549,174        789,777
   Less: inventories, ending                       431,847        687,500
                                               -----------    -----------
                                                   117,327        102,277
                                               -----------    -----------

Gross Profit                                       205,467        237,117

Selling, general and administrative expenses       778,795        676,112
Research & Development                              20,700         27,205
Amortization expense                                   795            795
Depreciation expense                                 9,765         14,480
                                               -----------    -----------
                                                   810,055        718,592
                                               -----------    -----------

Net operating loss                                (604,588)      (481,475)

Other income (expense)
 Interest income                                    35,862         72,301
 Bad debt recovery                                   1,350           --
                                               -----------    -----------
                                                    37,212         72,301
                                               -----------    -----------

Loss before income taxes                          (567,376)      (409,174)

Provision (benefit) for income taxes                  --             --
                                               -----------    -----------
Net loss                                       $  (567,376)   $  (409,174)
                                               ===========    ===========

Basic loss per share                           $     (0.12)   $     (0.09)
                                               ===========    ===========

Diluted loss per share                         $     (0.12)   $     (0.09)
                                               ===========    ===========
Weighted average common shares:
  Basic                                          4,554,367      4,554,367
                                               ===========    ===========
  Diluted                                        4,642,260      4,949,567
                                               ===========    ===========

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                   (UNAUDITED)


                                                               1999           1998
                                                            -----------    -----------
Cash flows from operating activities:
 Net loss                                                      (567,376)   $  (409,174)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation                                                9,765         14,480
      Amortization                                                  795            795
   Changes in assets and liabilities:
      Increase (decrease) in accounts receivable               (199,122)        65,456
      Increase in prepaid expenses                              (45,492)       (50,330)
      Increase in Inventories                                   (56,773)      (134,452)
      Decrease in other current assets                             --            2,906
      Increase in accounts payable and accrued expenses         292,402        124,482
      Decrease in reserve for product replacement                  (778)      (132,480)
      Decrease in customer deposits                              (1,999)          --
                                                            -----------    -----------
Net cash used in operating activities                          (568,578)      (518,317)
                                                            -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                                       (1,680)       (14,107)
                                                            -----------    -----------
Net cash used in investing activities                            (1,680)       (14,107)
                                                            -----------    -----------

Cash flows from financing activities:
  Repayments of long-term debt                                  (19,824)       (17,991)
                                                            -----------    -----------
               Net cash used in financing activities            (19,824)       (17,991)
                                                            -----------    -----------
Net decrease in cash                                           (590,082)      (550,415)
Cash, beginning balance                                       3,415,120      5,865,881
                                                            -----------    -----------

Cash, Ending balance                                        $ 2,825,038    $ 5,315,466
                                                            ===========    ===========

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31,1999 AND MARCH 31, 1998
                                   (UNAUDITED)

1. Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2. Year 2000 Discussion

     As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. The manufacturer of this software has already provided the Company with a Year 2000 Update for no charge, so that the Company's main processing system is Year 2000 compliant. In addition, the server for the Company's workstation environment and the word processing and spreadsheet package that the Company utilizes have been upgraded with "service releases" or "patches" that have made these systems Year 2000 compliant. These upgrades were provided to the Company at no cost. The Company has initiated a formal communications program with a substantial majority of its significant suppliers and customers to determine their Year 2000 status. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies which interact with the Company's systems will be converted in a timely manner. Unsuccessful conversions by these third party companies should not have a material adverse effect on the Company's business as contingent plans have been formed to transact business through facsimile and telephone lines.

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


(a)  Introduction

     The Company was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. The Company's first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX ProHeart(R) and ENDUROX EXCEL(R). Prosol Plus(TM), a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. In February 1999, the Company introduced ENDUROX(R)R4(TM) Performance/Recovery Drink, the latest in its ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. The Company expects to introduce later in 1999 a new product that will compete in the approximately $3 billion market for weight loss and weight control products.


     (b) Results of Operations

         (i) Three Months Ended March 31, 1999 versus March 31, 1998

     The Company incurred a loss of $567,376 or $.12 per share for the fiscal quarter ended March 31, 1999, compared to a loss of $409,174 or $.09 per share for the period ended March 31, 1998. Revenues in the three months ended March 31, 1999, were $322,794 compared to $339,394 for the same period in 1998.

     The Company's revenues for the first quarter of 1999 were derived from substantially two sources - the ENDUROX(R)R4(TM) Performance/Recovery Drink (53%) and the original ENDUROX line of products (45%) compared to the first quarter of 1998 when 80% of the revenues came from the original ENDUROX line of products and 20% from Prosol Plus(TM). Sales revenues reported for the first quarter of 1999 are net of $84,474 for the return of certain products for which the Company allowed full credit.

     The Company believes sales for the original ENDUROX line of products in the three months ended March 31, 1999 (approximately $145,000) is indicative of sales levels of these products in future periods with current levels of advertising and promotional expenditures. Management believes that sales of the

ENDUROX(R)R4(TM) Performance/Recovery Drink will increase in the second quarter due to the broadening of its distribution base accompanied by a rise in advertising and promotional expenditures. Although not evident in the first quarter of 1999, management believes that the Company's advertising and promotional support for ENDUROX(R)R4(TM) Performance/Recovery Drink in the second and third quarters may also stimulate sales of the original ENDUROX line of products.

     The Company's gross profit margin declined from 70% for the three months ended March 31, 1998 to 64% for the three months ended March 31, 1999, primarily as a result of the Company's product sales mix. The ENDUROX(R)R4(TM) Performance/Recovery Drink has a higher cost of goods sold than the original ENDUROX line of products and during the three months ended March 31, 1998, only the original ENDUROX line of products was sold. In addition, selling, general and administrative expenses increased from $676,112 for the three months ended March 31, 1998 to $778,795 (approximately 15%) for the three months ended March 31, 1999. The primary reasons for increase in selling, general and administrative expenses between the periods was higher office salaries in the first quarter of 1999 due to new hires in the second quarter of 1998 and to advertising and promotional expenditures associated with the launch of the ENDUROX(R)R4(TM) Performance/Recovery Drink.

     Selling, general and administrative costs are expected to increase during the remainder of 1999 as the ENDUROX(R)R4(TM) Performance/Recovery Drink's advertising and promotional campaigns are carried forth. While the Company's current level of selling, general and administrative expenses is high relative to present sales levels, management believes that its investment in infrastructure, (primarily for sales and marketing personnel and a new advertising and promotional campaign), is necessary to build multiple product lines and to adequately support the sales that new products are expected to generate.

     (c) Liquidity and Capital Resources

     At March 31, 1999, the Company's current assets exceeded its current liabilities by approximately $3.03 million, with a ratio of current assets to current liabilities of approximately 4.2 to 1. The Company's strong current position is the result of completion of its initial public offering in the fourth quarter of 1997, which resulted in net proceeds of approximately $5.98 million to the Company.


Management expects the Company to be able to satisfy its cash requirements during the next 12 months from cash on hand. The Company has no commitments for significant capital expenditures over the next 12 months. The largest expenditures now contemplated (apart from current levels of sales, general and administrative costs) are increased advertising and promotional expenditures associated with the ENDUROX(R)R4(TM) Performance/Recovery Drink and the introduction of its weight control product in the fourth quarter of 1999. These expenditures presently are projected in the range of $750,000 over the remainder of 1999.

II   OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a), (b) Changes in Securities: None.

         (c) Sales of Unregistered Securities: None.

         (d) The Registration Statement to which the following disclosures pertain is Registration Statement on Form SB-2 (Registration No. 333-36379) effective December 18, 1997 (the "Registration Statement").

     From the effective date of the Registration Statement through March 31, 1999, net proceeds from the sale of securities pursuant to the Registration Statement have been applied as follows (update numbers):

     (1) Construction of plant, building
         and facilities                                   $    -0-

     (2) Purchase and installation of
         machine and equipment                                57,997

     (3) Purchase of real estate                               -0-

     (4) Acquisition of other business                         -0-

     (5) Repayment of debt                                    94,482

     (6) Working capital                                   3,081,077

     (7) Temporary investments*                            2,631,774

     (8) Any other purpose expected to
         involve $100,000 or more                              -0-

     (9) Research & development                              113,216
                                                           ----------
         Total applied through 3/31/98                    $5,978,546
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



                                             PACIFICHEALTH LABORATORIES, INC.


                                             By: /S/ JONATHAN D. RAHN
                                             --------------------------------
                                                     JONATHAN D. RAHN

                                             Executive Vice President
                                              (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)


                                             Date: MAY 13, 1999
                                                   --------------------------