Form 10QSB
period 1999-06-30
PACIFICHEALTH LABORATORIES INC
filed 1999-08-13
CIK 1000278

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

                  For the quarterly period ended June 30, 1999

                                      -OR-

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to __________


                          Commission File No. 333-36379
                                              ---------


                        PACIFICHEALTH LABORATORIES, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)


                DELAWARE                                    22-3367588
     -------------------------------                  ----------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)

      1480 Route 9 North, Suite 204
            Woodbridge, NJ                                   07095
  ----------------------------------------                 ----------
  (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (732) 636-6141
                                                           --------------


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At August 10, 1999 there were 4,554,367 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                               TABLE OF CONTENTS
                               -----------------


PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             Balance Sheets as of June 30, 1999
                  and December 31, 1998.................................      3

             Statements of Operations for the three and six
                  months ended June 30, 1999 and 1998...................      4

             Statements of Cash Flows for the six months
                  ended June 30, 1999 and 1998..........................      5

             Notes to Financial Statements..............................      6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.................      7

PART II. OTHER INFORMATION

     ITEM 2. Changes in Securities and Use of Proceeds..................     10

     ITEM 6. Exhibits and Reports.......................................     11


SIGNATURES..............................................................     11

                        PACIFICHEALTH LABORATORIES, INC.

                                 BALANCE SHEETS


                                                              June 30,          December 31,
                                                                1999               1998
                                                             (Unaudited)         (Audited)
                                                             -----------        ------------
                         ASSETS
Current assets:
   Cash and cash equivalents ..........................      $ 2,212,281         $ 3,415,120
   Accounts receivable, net ...........................          530,521             270,673
   Inventories ........................................          319,330             375,074
   Prepaid expenses ...................................          169,692             208,538
                                                             -----------         -----------
                Total current assets ..................        3,231,824           4,269,405

Property and equipment, net ...........................           93,326             104,533

Other assets:
   Deposits ...........................................            3,991               3,991
   Organization cost, net of accumulated amortization..            2,518               4,107
                                                             -----------         -----------
                                                                   6,509               8,098
                                                             -----------         -----------
                                                             $ 3,331,659         $ 4,382,036
                                                             ===========         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt ..................      $    42,129         $    82,264
   Accounts payable and accrued expenses ..............          389,966             252,262
   Reserve for product replacement ....................          178,303             344,464
   Customer deposits ..................................            2,196               5,529
                                                             -----------         -----------
           Total current liabilities ..................          612,594             684,519

Stockholders' equity:
   Preferred stock, $.01 par value;
    authorized 1,000,000 shares;
    issued and outstanding -0- shares
    shares of 10% convertible preferred ...............               --                  --
   Common stock, $.0025 par value;
    authorized 10,000,000 shares;
    issued and outstanding 4,554,367 shares
    at December 31, 1998 and June 30, 1999 ............           11,386              11,386
   Additional paid-in capital .........................       10,803,085          10,803,085
   Accumulated deficit ................................       (8,095,406)         (7,116,954)
                                                             -----------         -----------
                                                               2,719,065           3,697,517
                                                             -----------         -----------
                                                             $ 3,331,659         $ 4,382,036
                                                             ===========         ===========

                        PACIFICHEALTH LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                           Three Months                         Six Months
                                                          Ended June 30,                      Ended June 30,
                                                  -----------------------------       -----------------------------
                                                      1999              1998              1999             1998
                                                  -----------       -----------       -----------       -----------
Revenues ...................................      $   527,365       $   318,762       $   850,159       $   658,156

Cost of goods sold:
   Inventories, beginning ..................          431,847           687,500           375,074           553,098
   Purchases ...............................           86,580            67,485           260,680           304,164
                                                  -----------       -----------       -----------       -----------
                                                      518,427           754,985           635,754           857,262
   Less: inventories, ending ...............          319,330           674,515           319,330           674,515
                                                  -----------       -----------       -----------       -----------
                                                      199,097            80,470           316,424           182,747
                                                  -----------       -----------       -----------       -----------
Gross Profit ...............................          328,268           238,292           533,735           475,409

Selling, general and administrative expenses          879,302           833,738         1,658,097         1,509,850
Research & Development .....................           38,634            23,300            59,334            50,505
Amortization expense .......................              795               795             1,590             1,590
Depreciation expense .......................            8,869            15,239            18,634            29,719
Provision for replacement of product .......         (162,285)               --          (162,285)               --
                                                  -----------       -----------       -----------       -----------
                                                      765,315           873,072         1,575,370         1,591,664
                                                  -----------       -----------       -----------       -----------
Net operating loss .........................         (437,047)         (634,780)       (1,041,635)       (1,116,255)

Other income (expense)
   Interest income .........................           25,971            60,457            61,833           132,758
   Bad debt recovery .......................               --                --             1,350                --
                                                  -----------       -----------       -----------       -----------
                                                       25,971            60,457            63,183           132,758
                                                  -----------       -----------       -----------       -----------
Loss before income taxes ...................         (411,076)         (574,323)         (978,452)         (983,497)

Provision for income taxes .................               --               200                --               200
                                                  -----------       -----------       -----------       -----------
Net loss ...................................      $  (411,076)      $  (574,523)      $  (978,452)      $  (983,697)
                                                  ===========       ===========       ===========       ===========

Basic loss per share .......................      $     (0.09)      $     (0.13)      $     (0.21)      $     (0.22)
                                                  ===========       ===========       ===========       ===========
Diluted loss per share .....................      $     (0.09)      $     (0.13)      $     (0.21)      $     (0.22)
                                                  ===========       ===========       ===========       ===========
Weighted average common shares:
     Basic .................................        4,554,367         4,554,367         4,554,367         4,554,367
                                                  ===========       ===========       ===========       ===========
     Diluted ...............................        4,554,367         4,737,456         4,563,105         4,870,768
                                                  ===========       ===========       ===========       ===========

                        PACIFICHEALTH LABORATORIES, INC.

                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


                                                                1999            1998
                                                            -----------     -----------
Cash flows from operating activities:
  Net loss...............................................   $  (978,452)    $  (983,697)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation ......................................        18,634          29,719
      Amortization ......................................         1,590           1,590
  Changes in assets and liabilities:
    (Increase)/Decrease in accounts receivable...........      (259,848)        117.677
    Decrease in prepaid expenses ........................        38,844          19,423
    Decrease/(Increase) in Inventories...................        55,744        (121,417)
    Increase in other current assets.....................            --         (53,854)
    Increase in accounts payable and accrued expenses....       137,704           1,810
    Decrease in reserve for product replacement..........      (166,161)       (146,588)
    Decrease in customer deposits........................        (3,333)            --
                                                            -----------     -----------
Net cash used in operating activities....................    (1,155,278)     (1,135,337)
                                                            -----------     -----------

Cash flows from investing activities:
  Purchase of fixed assets...............................        (7,426)        (35,839)
                                                            -----------     -----------
Net cash used in investing activities....................        (7,426)        (35,839)
                                                            -----------     -----------

Cash flows from financing activities:
  Repayments of long-term debt...........................       (40,135)        (36,424)
                                                            -----------     -----------
Met cash used in financing activities....................       (40,135)        (36,424)
                                                            -----------     -----------

Net decrease in cash.....................................    (1,202,839)     (1,207,600)

Cash, beginning balance..................................     3,415,120       5,865,881
                                                            -----------     -----------

Cash, ending balance.....................................   $ 2,212,281     $ 4,658,281
                                                            ===========     ===========

                        PACIFICHEALTH LABORATORIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

1. Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2. Year 2000 Discussion:

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements, which we have made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Factors that could cause actual results to differ adversely include, without limitation, unexpected laboratory results in clinical research studies, inability to secure targeted product endorsers, and timing differences between the scheduled and actual launch date of new products. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

     (a) Introduction

     PacificHealth Laboratories, Inc. was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. Our first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX ProHeart(R) and ENDUROX EXCEL(R). Prosol Plus(TM), a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. In February 1999, we introduced ENDUROX(R)R(4)(TM) Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. We expect to introduce Satietrol(TM), a new product that will compete in the approximately $10 billion market for weight loss and weight control products, later in 1999.


     (b) Results of Operations - Three Months and Six Months Ended June 30, 1999 versus June 30, 1998

     We incurred a loss of $411,076 or $.09 per share for the three months ended June 30, 1999, compared to a loss of $574,523 or $.13 per share for the period ended June 30, 1998. We incurred a loss of $978,452 or $.21 per share for the six months ended June 30, 1999, compared to a loss of $983,697 or $.22 per share for the six months ended June 30, 1998. The reduction in our net loss in the three month and six month periods ended June 30, 1999, is due primarily to increased sales and to a reduction in our reserve for the return or exchange of certain products, as described in greater detail below.

     Revenues in the three months ended June 30, 1999, were $527,365 compared to $318,762 for the same period in 1998. Revenues in the six months ended June 30, 1999, were $850,159 compared to $658,156 for the same period in 1998. Revenue increases in the first half of 1999 were due primarily to our introduction of the ENDUROX(R)R(4)(TM) Performance/Recovery Drink in February 1999. The following table provides additional information concerning our revenues in the first half of 1999 and 1998:

                                                       Revenues
                                        --------------------------------------
                                        Original   Endurox R(4)       Other
                                        Endurox    Performance    (principally
                                        Product     Recovery         Prosol
                                          Line        Drink         Plus(1))
                                        -------    ------------   ------------
    1999
    ----
First Quarter .......................   $139,984    $173,127        $ 9,683
Second Quarter ......................    242,588     268,956         15,821
                                        --------    --------        -------
    Total ...........................   $382,572    $442,083        $25,504
                                        ========    ========        =======

    1998
    ----
First Quarter .......................   $260,415    $     --        $78,979
Second Quarter ......................    318,762          --             --
                                        --------    --------        -------
    Total ...........................   $579,177    $     --        $78,979
                                        ========    ========        =======

----------

(1) We are not actively marketing Prosol Plus(TM) because we believe our advertising dollars will be better used promoting new products that compete in categories that have greater sales potential. A minor amount of repeat sales of Prosol Plus(TM) are made through our largest customer. Our initial clinical tests have indicated that Prosol Plus(TM) has a positive effect on patients' compliance with a weight loss regimen, and we may package Prosol Plus(TM) with Satietrol(TM) after that product is introduced.

     Sales revenues reported for the first half of 1999 are net of a credit of $84,474 for the return of certain products. There was no comparable adjustment in the 1998 periods.

     We believe that our advertising and promotional support for ENDUROX(R)R(4)(TM) Performance/Recovery Drink in the first half of 1999 stimulated sales of the original ENDUROX line of products, and that this will continue in the third quarter. Accordingly, we expect that sales for the original ENDUROX line of products and the ENDUROX(R)R(4)(TM) Performance/Recovery Drink to continue to increase over the next six months at our present level of advertising and promotional expenditures. In addition, we expect to introduce two line extensions of the ENDUROX(R)R(4)(TM) Performance/Recovery Drink towards the end of the third quarter: a regular size all-natural tangy orange flavor and an extra large size of its original fruit punch flavor. Both of these new items should serve to broaden our distribution base.

     Our gross profit margin decreased from 74.8% for the three months ended June 30, 1998 to 62.2% for the three months ended June 30, 1999, and from 72.2% for the six months ended June 30, 1998 to 62.8% for the six months ended June 30, 1999, primarily as a result of our product sales mix. The ENDUROX(R)R(4)(TM) Performance/Recovery Drink has a higher cost of goods sold than the original ENDUROX line of products. Our selling, general and administrative expenses increased from $833,738 for the three months ended June 30, 1998 to $879,302 (approximately 5%) for the three months ended June 30, 1999, and from $1,509,850 for the six months ended June 30, 1998 to $1,658,097 (approximately 9%) for the six months ended June 30, 1999. These increases resulted primarily from expenses associated with the launch of the ENDUROX(R)R(4)(TM) Performance/Recovery Drink. We anticipate a reduction in our marketing and advertising expenses during the second half of 1999, since the costs associated with the launch of ENDUROX R(4) were all incurred during the first six months of the year.

     In 1997, we reformulated our original ENDUROX product into a caplet, rather than a capsule, because the capsule form was very hygroscopic and became altered in size and color in conditions of high heat and humidity. At June 30, 1997 we estimated a reserve for charges resulting from exchanging our retailers' inventory of capsules for caplets or issuing a credit refund for returned capsules. At the end of each quarter, we compare the reserve's balance to a current estimate of capsule exchange/credit refund exposure. At June 30, 1999, we estimated that our remaining capsule exchange for caplets and /or credit refunds will not exceed $178,303. As a result, we reduced our reserve by $162,285 and offset our net loss for the three and six months ended June 30, 1999 by taking that amount back into income in the second quarter.

     Selling, general and administrative costs are expected to stabilize during the remainder of 1999 as the ENDUROX(R)R(4)(TM) Performance/Recovery Drink's advertising and promotional campaigns are carried forth. While our current level of selling, general and administrative expenses is high relative to present sales levels, we believe that our investment in infrastructure, primarily for sales and marketing personnel and a new advertising and promotional campaign, is necessary to build multiple product lines and to adequately support the sales that new products are expected to generate.


     (c) Liquidity and Capital Resources

     At June 30, 1999, our current assets exceeded our current liabilities by approximately $2.62 million, with a ratio of current assets to liabilities of approximately 5.3 to 1. Our strong current position is the result of completion of our initial public offering in the fourth quarter of 1997, which resulted in net proceeds to us of approximately $5.98 million.

     We expect to be able to satisfy our cash requirements during the next 12 months from cash on hand. We have no commitments for significant capital expenditures over the next 12 months. The largest expenditures now contemplated (apart from current levels of sales, general and administrative costs) are associated with the introduction of our weight control product, Satietrol(TM), in the fourth quarter of 1999. These expenditures presently are projected in the range of $500,000 over the remainder of 1999.

PART II OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a), (b) Changes in Securities: None.

        (c) Sales of Unregistered Securities: None.

        (d) The Registration Statement to which the following disclosures pertain is Registration Statement on Form SB-2 (Registration No. 333-36379) effective December 18, 1997 (the "Registration Statement").

     From the effective date of the Registration Statement through June 30, 1999, net proceeds from the sale of securities pursuant to the Registration Statement in the amount of $5,978,546 have been applied as follows:

     (1) Construction of plant, building and facilities              $    -0-

     (2) Purchase and installation of machinery and equipment            63,744

     (3) Purchase of real estate                                          -0-

     (4) Acquisition of other businesses                                  -0-

     (5) Repayment of debt                                              114,793

     (6) Working capital                                              3,502,967

     (7) Temporary investments*                                       2,145,192

     (8) Any other purpose expected to involve $100,000 or more           -0-

     (9) Research & development                                         151,850
                                                                     -----------
         Total applied through 6/30/99                               $5,978,546
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


                                           Date: AUGUST 13, 1999
                                                 ------------------------------