Form 10QSB
period 1999-09-30
PACIFICHEALTH LABORATORIES INC
filed 1999-11-12
CIK 1000278

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

                For the quarterly period ended September 30, 1999

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At November 10, 1999 there were 4,554,367 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                               TABLE OF CONTENTS
                               -----------------


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Balance Sheets as of September 30, 1999
                    and December 31, 1998...................................  3

               Statements of Operations for the three and nine
                    months ended September 30, 1999 and 1998................  4

               Statements of Cash Flows for the nine months
                    ended September 30, 1999 and 1998.......................  5

               Notes to Financial Statements................................  6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.....................  7

PART II.  OTHER INFORMATION

     ITEM 2.   Changes in Securities and Use of Proceeds.................... 11

     ITEM 6.   Exhibits and Reports......................................... 12

SIGNATURES.................................................................. 12

                        PACIFICHEALTH LABORATORIES, INC.
                                  BALANCE SHEET

               ASSETS
                                                         September 30,        December 31,
                                                             1999                1998
                                                         (Unaudited)           (Audited)
                                                         -------------        ------------
Current assets:
   Cash and cash equivalents                             $  1,923,547         $  3,415,120
   Accounts receivable, net                                   513,322              270,673
   Inventories                                                262,118              375,074
   Prepaid expenses                                           102,722              208,538
                                                         ------------         ------------
                Total current assets                        2,801,709            4,269,405

Property and equipment, net                                    89,564              104,533

Other asset:
   Deposits                                                     3,991                3,991
   Organization cost, net of
     accumulated amortization                                   1,988                4,107
                                                         ------------         ------------
                                                                5,979                8,098
                                                         ------------         ------------
                                                         $  2,897,252         $  4,382,036
                                                         ============         ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                     $     21,320         $     82,264
   Accounts payable and accrued expenses                      254,001              252,262
   Reserve for product replacement                            177,977              344,464
   Customer deposits                                            2,196                5,529
                                                         ------------         ------------
           Total current liabilities                          455,494              684,519

Stockholders' equity:
   Preferred stock, $.01 par value;
    authorized 1,000,000 shares;
    issued and outstanding -0- shares
    shares of 10% convertible preferred                           --                  --

   Common stock, $.0025 par value;
    authorized 10,000,000 shares;
    issued and outstanding 4,554,367 shares
    at December 31, 1998 and September 30, 1999                11,386               11,386
   Additional paid-in capital                              10,803,085           10,803,085
   Accumulated deficit                                     (8,372,713)          (7,116,954)
                                                         ------------         ------------
                                                            2,441,757            3,697,517
                                                         ------------         ------------
                                                         $  2,897,252         $  4,382,036
                                                         ============         ============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



                                                          Three Months                       Nine Months
                                                        Ended September 30,               Ended September 30,
                                                  -----------------------------       -----------------------------
                                                       1999              1998            1999               1998
                                                       ----              ----            -----              ----
Revenues                                          $   626,446       $   176,051       $ 1,476,605       $   834,207
Cost of goods sold:
   Inventories, beginning                             319,330           674,515           375,074           553,098
   Purchases                                          188,919            75,694           449,600           379,858
                                                  -----------       -----------       -----------       -----------
                                                      508,249           750,209           824,674           932,956

   Less: inventories, ending                          262,118           711,239           262,118           711,239
                                                  -----------       -----------       -----------       -----------
                                                      246,131            38,970           562,556           221,717
                                                  -----------       -----------       -----------       -----------
Gross Profit                                          380,315           137,081           914,050           612,490

Selling, general and administrative
  expenses                                            610,404           769,911         2,270,725         2,279,961
Research & Development                                 59,207            21,847           118,542            72,352
Depreciation & Amortization                             9,476            12,544            29,700            43,853
Provision for replacement of product                     --                --            (162,285)             --
                                                  -----------       -----------       -----------       -----------
                                                      679,087           804,302         2,256,681         2,396,166
                                                  -----------       -----------       -----------       -----------
Net operating loss                                   (298,773)         (667,221)       (1,342,632)       (1,783,676)

Other income (expense)
   Interest income                                     21,464            61,013            85,521           193,771
   Bad debt recovery                                     --                --               1,350              --
                                                  -----------       -----------       -----------       -----------
                                                       21,464            61,013            86,871           193,771
                                                  -----------       -----------       -----------       -----------
Loss before income taxes                             (277,309)         (606,208)       (1,255,761)       (1,589,905)
Provision for income taxes                               --                --                --                --
                                                  -----------       -----------       -----------       -----------

Net loss                                          $  (277,309)      $  (606,208)      $(1,255,761)      $(1,589,905)
                                                  ===========       ===========       ===========       ===========

Basic loss per share                              $     (0.06)      $     (0.13)      $     (0.28)      $     (0.35)
                                                  ===========       ===========       ===========       ===========

Diluted loss per share                            $     (0.06)      $     (0.13)      $     (0.28)      $     (0.35)
                                                  ===========       ===========       ===========       ===========

Weighted average common shares:
     Basic                                          4,554,367         4,554,367         4,554,367         4,554,367
                                                  ===========       ===========       ===========       ===========

     Diluted                                        4,672,729         4,647,470         4,607,776         4,754,543
                                                  ===========       ===========       ===========       ===========

                        PACIFICHEALTH LABORATORIES, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                           1999              1998
                                                                       -----------       -----------
Cash flows from operating activities:
   Net loss                                                            $(1,255,761)      $(1,589,905)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation & Amortization                                         29,700            43,853
     Changes in assets and liabilities:
        Decrease in accounts receivable                                   (242,649)           70,634
        (Increase) decrease in prepaid expenses                            105,816           (39,544)
        (Increase) decrease in inventories                                 112,956          (158,141)
        Decrease in other current assets                                        --             2,104
        Increase in deposits                                                    --            (9,266)
        Increase (decr.) in accounts payable and accrued expenses            1,739           197,954
        (Decrease) increase in reserve for product replacement            (166,487)         (177,851)
        (Decrease) in customer deposits                                     (3,333)               --
                                                                       -----------       -----------
Net cash used in operating activities                                   (1,418,019)       (1,660,162)
                                                                       -----------       -----------
Cash flows from investing activities:
     Purchase of fixed assets                                              (12,609)          (39,518)
                                                                       -----------       -----------
Net cash used in investing activities                                      (12,609)          (39,518)
                                                                       -----------       -----------
Cash flows from financing activities:
     Repayments of long-term debt                                          (60,944)          (55,310)
                                                                       -----------       -----------
Net cash (used in) provided by financing activities                        (60,944)          (55,310)
                                                                       -----------       -----------
Net decrease in cash                                                    (1,491,573)       (1,754,990)

Cash, beginning balance                                                  3,415,120         5,865,881
                                                                       -----------       -----------
Cash, ending balance                                                   $ 1,923,547       $ 4,110,891
                                                                       ===========       ===========

                       See notes to financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,1999 AND 1998
                                   (UNAUDITED)


1. BASIS OF PRESENTATION:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


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

     (a)  Introduction

     PacificHealth Laboratories, Inc. was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. Our first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX ProHeart(R) and ENDUROX EXCEL(R). Prosol Plus(TM), a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. In February 1999, we introduced ENDUROX(R)R4(TM) Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. We expect to introduce a new product, Satietrol(TM), that will compete in the approximately $10 billion market for weight loss and weight control products, in late 1999.


     (b) Results of Operations - Three Months and Nine Months Ended September 30, 1999 versus September 30, 1998

     We incurred a loss of $277,309 or $.06 per share for the three months ended September 30, 1999, compared to a loss of $606,208 or $.13 per share for the period ended September 30, 1998. We incurred a loss of $1,255,761 or $.28 per share for the nine months ended September 30, 1999, compared to a loss of $1,589,905 or $.35 per share for the nine months ended September 30, 1998. The reduction in our net loss in the three month and nine month periods ended September 30, 1999, is due primarily to increased sales and to a reduction in our reserve for the return or exchange of certain products, as described in greater detail below.

     Revenues in the three months ended September 30, 1999, were $626,446 compared to $176,051 for the same period in 1998. Revenues in the nine months ended September 30, 1999, were $1,476,605 compared to $834,207 for the same period in 1998. Revenue increases during 1999 were due to sales of our ENDUROX(R)R4(TM) Performance/Recovery Drink, which was introduced in February 1999. The following table provides additional information concerning our revenues in the first nine months of 1999 and 1998:

                                                   Revenues
                                    ------------------------------------------
                                   Original      Endurox R(4)         Other
                                   Endurox       Performance      (principally
                                   Product         Recovery          Prosol
                                     Line            Drink           Plus(1))
                                   --------      ------------     ------------
         1999
         ----
     First Quarter                 $139,984        $173,127          $ 9,683
     Second Quarter                 242,588         268,956           15,821
     Third Quarter                  178,538         443,880            4,028
                                   --------        --------          -------
        Total                      $561,110        $885,963          $29,532
                                   ========        ========          =======
        1998
        ----
     First Quarter                 $260,415        $     --          $78,979
     Second Quarter                 318,762              --               --
     Third Quarter                  176,051              --               --
                                   --------        --------          -------
         Total                     $755,228        $     --          $78,979
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

     Sales revenues reported for the first nine months of 1999 are net of a credit of $84,474 for the return of certain products. There was no comparable adjustment in the 1998 period.

     We expect that sales in the fourth quarter of 1999 will be approximately level with or increase slightly over the sales in the third quarter of 1999, due to the increasing acceptance of ENDUROX(R)R4(TM) Performance/Recovery Drink by consumers and retailers. During September 1999, we introduced two line extensions of the Drink; an all natural tangy orange flavor and an economy size fruit punch flavor. We believe these line extensions will contribute to increased sales of this product in the fourth quarter.

     Our gross profit margin decreased from 77.9% for the three months ended September 30, 1998 to 60.7% for the three months ended September 30, 1999, and from 73.4% for the nine months ended September 30, 1998 to 61.9% for the nine months ended September 30, 1999, primarily as a result of our product sales mix. The ENDUROX(R)R4(TM) Performance/Recovery Drink has a higher cost of goods sold than the original ENDUROX line of products.

     Our selling, general and administrative expenses decreased from $769,911 for the three months ended September 30, 1998 to $610,404 (approximately 21%) for the three months ended September 30, 1999. The approximate $160,000 decrease in S,G & A for this comparable period is presented by major identifiable areas in the following table:

         S, G & A expense category          $ Decrease from 1998 to 1999
         -------------------------          ----------------------------

           Advertising                               $ 54,000
           Promotion                                   47,000
           Investor relations                          21,000
           Salaries and benefits                       24,000
                                                     --------
                                                     $146,000

     Additional detail concerning these third quarter expense reductions follows:

     o Advertising expenses declined $54,000 as a result of bringing the advertising design and development function "in-house" as opposed to hiring an advertising agency. We also decreased expenditures on advertising spokespersons.

     o We reduced promotion expense by spending less on conventions and events, and by lowering cooperative expenditures. Cooperative fees are required in order to gain distribution in the mass merchant stores, but, in 1999, we switched our distribution focus from the mass market primarily to health and bike shops and catalogues.

     o We reduced investor relation expenses by taking this function in-house.

     o The decrease in salaries and benefits was due to the departure of a high level marketing employee. We have no intention of filling this position in the short term.

     Our selling, general and administrative expenses decreased from $2,279,961 for the nine months ended September 30, 1998 to $2,270,725 for the nine months ended September 30, 1999, despite the advertising and promotion costs incurred in connection with the launch of the ENDUROX(R)R4(TM) Performance/Recovery Drink in February 1999 (approximately $250,000). The overall decrease in S, G & A expense was achieved primarily through reductions in mass merchant expenses, including a reduction of $130,000 in cooperative funding and a $58,000 decrease in master broker fees. The reduction of mass merchant expense was directly related to our shifting our focus of distribution from the mass market to health and bike stores and catalogues.

     We anticipate a slight reduction in S, G & A expense levels for the remainder of the year and throughout the first quarter of 2000. While our current level of selling, general and administrative expenses is still high relative to present sales levels, we believe that the effectiveness of our advertising and promotional campaign for the ENDUROX(R)R4(TM) Performance/Recovery Drink, the line extensions of the Drink introduced in the third quarter, and its widening acceptance will lead to increasing sales of this product without corresponding increases in S, G & A.

     In 1997, we reformulated our original ENDUROX product into a caplet, rather than a capsule, because the capsule form was very hygroscopic and became altered in size and color in conditions of high heat and humidity. At June 30, 1997 we estimated a reserve for charges resulting from exchanging our retailers' inventory of capsules for caplets or issuing a credit refund for returned capsules. At the end of each quarter, we compare the reserve's balance to a current estimate of capsule exchange/credit refund exposure. At September 30, 1999, we estimated that our remaining capsule exchange for caplets and /or credit refunds would not exceed $178,303, which was the same estimate at the end of second quarter 1999. At June 30, 1999, we reduced our reserve by $162,285 and offset our net loss for that six month period by taking the amount back into income in the second quarter and accordingly, this amount is also included in our nine month 1999 results.


     (c)  Liquidity and Capital Resources

     At September 30, 1999, our current assets exceeded our current liabilities by approximately $2.35 million, with a ratio of current assets to liabilities of approximately 6.2 to 1. Our strong current position is the result of completion of our initial public offering in the fourth quarter of 1997, which resulted in net proceeds to us of approximately $5.98 million.

     We expect to be able to satisfy our cash requirements during the next 12 months from cash on hand. We have no commitments for significant capital expenditures over the next 12 months. The largest expenditures now contemplated (apart from current levels of sales, general and administrative costs) are associated with the introduction of our weight control product, Satietrol(TM), in the fourth quarter of 1999. These expenditures presently are projected in the range of $200,000 over the remainder of 1999.

PART II OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a), (b) Changes in Securities: None.

        (c) Sales of Unregistered Securities: None.

        (d) The Registration Statement to which the following disclosures pertain is Registration Statement on Form SB-2 (Registration No. 333-36379) effective December 18, 1997 (the "Registration Statement").

     From the effective date of the Registration Statement through September 30, 1999, net proceeds from the sale of securities pursuant to the Registration Statement in the amount of $5,978,546 have been applied as follows:

     (1)  Construction of plant, building and facilities             $      -0-

     (2)  Purchase and installation of machinery and equipment           68,927

     (3)  Purchase of real estate                                           -0-

     (4)  Acquisition of other businesses                                   -0-

     (5)  Repayment of debt                                             135,602

     (6)  Working capital                                             3,709,003

     (7)  Temporary investments*                                      1,853,957


     (8)  Any other purpose expected to                                     -0-
          involve $100,000 or more

     (9)  Research & development                                        211,057
                                                                     ----------

          Total applied through 9/30/99                              $5,978,546
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



                                            PACIFICHEALTH LABORATORIES, INC.


                                            By: /s/ JONATHAN D. RAHN
                                                -------------------------------
                                                JONATHAN D. RAHN

                                            Executive Vice President
                                            (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


                                            Date: NOVEMBER 11, 1999
                                                  -----------------------------