Form 10KSB
period 1999-12-31
PACIFICHEALTH LABORATORIES INC
filed 2000-03-28
CIK 1000278

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                        PACIFICHEALTH LABORATORIES, INC.
                 ----------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were $2,112,399.

The aggregate market value of the common equity held by non-affiliates based on the closing sale price of Common stock as of February 29, 2000, was $11,620,466.

The number of shares outstanding of each class of the issuer's common equity, as of February 29, 2000, was as follows: Common Stock - 4,554,367 shares.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                           PACIFICHEALTH LABORATORIES, INC.
                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 1999



                                TABLE OF CONTENTS
                                ------------------

PART I

ITEM 1.      BUSINESS...............................................................................3
ITEM 2.      DESCRIPTION OF PROPERTY...............................................................13
ITEM 3.      LEGAL PROCEEDINGS.....................................................................13
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................13

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................14
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...................................................18
ITEM 7.      FINANCIAL STATEMENTS..................................................................23
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE...................................................23

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
             WITH SECTION 16(A) OF THE EXCHANGE ACT............................................... 24
ITEM 10.     EXECUTIVE COMPENSATION................................................................28
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................30
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................32
ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K...........................................................................32

                                       2

PART I


ITEM 1.  BUSINESS.


1(a) BUSINESS DEVELOPMENT:

     PacificHealth Laboratories, Inc. (hereinafter referred to as the "Company") is a research based Company that was incorporated in the State of Delaware in April 1995 to develop and market innovative nutritional and natural products which have demonstrable benefits to improve health and well being and which can be marketed without prior Food and Drug Administration approval under current regulatory guidelines.

1(b) BUSINESS OF THE ISSUER

     The Company is a nutrition and natural product company strongly committed to research and development of dietary supplements that can enhance health and well being. The Company selects product categories in which it believes: (1) there has been little prior innovation, (2) market potential justifies broad scale consumer advertising and (3) a proprietary position can be established and maintained. The Company's three primary areas of research to date have been sports nutrition, weight loss and diabetes.

     The Company's first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX ProHeart(R) and ENDUROX EXCEL(R). Prosol Plus(TM), a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. In February 1999, the Company introduced ENDUROX(R)R4(TM) Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance, extended endurance, decreased post-exercise muscle stress and reduced free radical build-up. In April the Company expects to launch a new weight loss product, Satietrol(R), that will compete in the approximately $10 billion market for weight loss and weight control products.

     The Company's business activities have been financed primarily with proceeds from private placements in 1995 and 1996, and an initial public offering of Common Stock that was completed in December 1997. The Company's revenues since its first year of operations are as follows:

                          Year              $ Amount
                          ----              --------
                          1996              3,085,726.
                          1997              3,356,725
                          1998              1,000,019
                          1999              2,112,399

     All of the Company's existing products, and its proposed products, are expected to be manufactured in the United States by third parties. See Item 1(b)(i) below.

1(b)(i) PRINCIPAL PRODUCTS AND MARKETS

     (a) ENDUROX(R) PRODUCT LINE-DIETARY SUPPLEMENTS

     The Company's initial product, ENDUROX(R), is a dietary supplement of which the principal ingredient is the herb ciwujia. Laboratory tests and trials have demonstrated that ENDUROX changes the way the body fuels a workout by shifting the fuel source from carbohydrate to fat, thereby increasing fat metabolism; builds endurance by slowing the lactic acid buildup that causes muscle soreness and fatigue; raises the anaerobic threshold during workout; and speeds recovery following workout, as measured by heart rate and lactic acid levels. The Company introduced ENDUROX in March 1996 and commenced commercial sales of the product in May 1996. In December 1996, the Company was issued patent #5,585,101 for its ENDUROX product.

     ENDUROX EXCEL(R) and ENDUROX ProHeart(R) were introduced in March 1997. ENDUROX EXCEL contains 50% more ciwujia than regular ENDUROX, plus vitamin E. It is targeted to "serious" athletes, i.e., individuals who engage in competitive athletics or whose exercise regimen is comparable to that of a competitive athlete. ENDUROX ProHeart, which contains vitamins E and C and folic acid, is targeted to heart conscious consumers who exercise regularly.

     (b) ENDUROX(R)R4(TM) RECOVERY/PERFORMANCE DRINK

     The Company launched ENDUROX R(4) Performance/Recovery Drink in March 1999. Clinical trials of this product had been conducted during 1998 at the University of North Texas Health Science Center in Fort Worth, Texas and the Human Performance Lab at St. Cloud University in St. Cloud, Minnesota. In these trials, the Company's product was tested against the nation's leading sports drink and shown to deliver equal hydration effectiveness, while enhancing performance and extending endurance by 55%, decreasing post-exercise muscle stress by 36%, reducing free radical build-up by 69%, and increasing insulin levels by 70%. The results of these trials were presented at the American College of Sports Medicine's national meeting in 1999.

     The Company advertises ENDUROX R(4) nationally in such magazines as, Bicycling, Runner's World, Running Times, Fitness Swimmer, Inside Triathlon, Triathlete and numerous other publications. At the present time, this product is being sold in over 5,000 retail outlets including General Nutrition Centers, health food stores and bicycle retailers, as well as through catalog and Internet companies. ENDUROX R(4) was introduced as a 2.28 lb. canister (14-serving) Fruit Punch flavor, and is now available in a Tangy Orange flavor, as well as an economy size 4.56 lb. canister in both flavors.

     The Company has applied for a patent for ENDUROX R(4) covering numerous claims, including claims that the product (a) increases endurance, (b) reduces post-exercise muscle damage, and (c) speeds the replenishment of muscle carbohydrate stores, just to name a few. The Company recently received a Notice of Allowance of Claims from the US Patent & Trademark Office for all the claims.

     (c) SATIETROL(R)

     Satietrol, the Company's new weight loss product is based on the use of nutritional ingredients to stimulate cholecystokinin (CCK), a protein released after eating which has shown to be an important satiety signal in humans.

     Researchers have shown that the release of CCK can decrease food intake and, thus, provide a novel approach to weight loss using the body's natural appetite control mechanisms. When CCK is stimulated by ingestion of food it also activates two negative feedback mechanisms which inhibit the continued release of CCK. One mechanism involves the pancreas and the second involves the gall bladder. When CCK is stimulated, the pancreas secretes protease enzymes, which inactivates it. In 1985 an investigator received a use patent for a protein found in potatoes, called POT-2, which inhibited pancreatic protease enzymes thereby continuing the effect of CCK. Purification of this protein was not commercially feasible until recently, when researchers developed a proprietary method of purifying POT-2, which made it feasible to produce a product that could be taken orally.

     The Company has entered into a licensing agreement with the company that developed the purification method for POT-2 and which has licensed the original use patent on the protein. As part of its license agreement, the Company conducted further formulation work and also completed two trials on a formulation that enhanced the effectiveness of the protease inhibitor. One study was conducted at Columbia University's Obesity Center, and the second was conducted at Cooper Hospital, part of the Robert Wood Johnson Medical School in New Jersey. Both studies were presented at the North American Association for the Study of Obesity in September 1999. The studies showed that a formulation containing purified protease inhibitor could reduce hunger up to 3.5 hours following a meal. The Company filed a Provisional Patent for a new formulation of POT-2 in August 1999.

     In the interim, the Company also continued its efforts to find calorically efficient nutritive compositions that could stimulate CCK. The research effort focused on bile acids from the gall bladder, which are released by cholecystokinin and have been shown to be powerful inhibitors of CCK. Using this approach the Company developed a new formulation that has been shown in three trials to be equivalent to the POT-2 formulation. This new formulation offered additional advantages in terms of cost and in terms of permitting the Company to establish a unique proprietary position. In February 2000, the Company submitted a patent application for the new formulation, which includes a claim that the formulation can extend the satiation qualities of food to which it is added. This new formulation will be used in the commercial version of Satietrol.

     Satietrol is a powder, which is mixed with 6-8 oz of water and taken 10-15 minutes before a meal. It is the first weight loss product commercially available that is designed to stimulate cholecystokinin, the body's own satiety mechanism. The market for all types of weight loss products and services in the US exceeds $50 billion a year and government figures estimate that 60% of adult Americans are overweight.

     Studies on CCK have also suggested that this agent may be effective for treating Type 2 diabetes, one of the fastest growing chronic diseases in the United States. The Company intends to conduct studies to determine if Satietrol would be of value in Type 2 diabetes.


     Initially Satietrol will be sold over the Company's Internet site at www.hungeroff.com, as well as through Internet retailers and select health food chains. The Company is also exploring television direct response sales. Initial channels of distribution are planned for electronic media, such as television sales-type programs, direct sales over the Company's Internet site at hungeroff.com, other Internet retailers and selected health food distributors.

     (d) OTHER PRODUCTS

     The Company sells Prosol Plus(TM), a unique product that combines hypericum (St. John's Wort), ginkgo biloba and four essential vitamins and which is used to maintain and promote a positive mental and emotional state. In addition, the Company has identified and developed to varying degrees products for the topical relief of arthritis pain (Arnicyn(TM)), wound healing and a sports analgesic. However, the Company decided to defer further development or marketing of these products in order to concentrate its limited financial resources on other products, which in the opinion of management, have greater market potential and offer better opportunities to generate immediate revenues.

1(b)(ii)  DISTRIBUTION METHODS

     The Company has pursued a "multi-channel" distribution strategy in marketing its ENDUROX line of products. These products are sold nationally in retail outlets including mass merchandisers, chain drug stores and grocery supermarkets. The Company also distributes its products to the health food market through General Nutrition Centers ("GNC"), independent health food retailers, sports specialty stores, health clubs, military installations, catalogs and on the Internet. The nature of the product and its target market dictate the channels of distribution in which a product is launched, and the level of effort directed to each channel of distribution.

     The Company began distribution of ENDUROX in Canada in 1997 through an independent distributor with the first retail sales made in April 1997. In 1998, the Company began selling its ENDUROX product in South Africa with an independent distributor on a non-exclusive basis. At the present time, these two countries represent the Company's principal non-US direct marketing channels.

     To support its marketing efforts, the Company advertises in trade and consumer health food and sports magazines that are intended to reach its targeted consumer. In addition, the Company attends trade shows and exhibitions, sponsors promotional programs and events and in-store promotions, and engages in an extensive public relations effort that has resulted in articles in numerous health, fitness, trade and natural products publications, newspaper coverage and some television spots. In addition, the Company utilizes a number of paid endorsers to promote its sports nutrition line of products, including several well-known athletes and a number of professional coaches who specialize in bicycling, running, swimming and triathlete disciplines.

     In the twelve-month periods ended December 31, 1999 and December 31, 1998, the Company's expenditures for product advertising and promotion were approximately $1,533,108 and $1,655,274, respectively.


1(b)(iii)  STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS

     The status of all products which has been the subject of or mentioned in public announcements by the company in the past year are discussed above under the caption "Principal Products and Markets".


1(b)(iv)  COMPETITION

     Depending on the product category, the Company's competition varies. Today dietary supplements are distributed in all channels of distribution including independent and chain health food stores, mass channels including chain drug, mass merchandisers, specialty sports retailers, and even health food clubs. As a result, the Company competitors include traditional manufacturers of herbal products such. Twinlab Corp., Rexall Sundown, NBTY, Inc., Weider Nutrition International Inc., Nature's Sunshine, and Herbalife International. In addition, there are a number of major pharmaceutical companies such as Warner Lambert, American Home Products and Smithkline Beecham that have launched proprietary brands of supplements.

     The sports drink market is dominated by large companies such as Quaker Oats (i.e. Gatorade), Coke (i.e. Powerade) who sell ready-to-drink products as well as smaller companies such as Cytosport (i.e. Cytomax), and Power Foods (i.e. PowerBar Perform) who sell powder versions. In addition, a number of the dietary supplement manufacturers listed above market their own versions of powder sports drinks. Increased competitive activity from such companies could have a material, adverse effect on the Company and other participants in the industry since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than the Company and many of its other competitors.

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

     With the introduction of Satietrol, the Company will face competition from a broader spectrum of companies. Today weight loss products are manufactured by dietary supplement manufacturers, pharmaceutical manufacturers, diet food companies (e.g. Slim?Fast Foods Company), and over-the-counter drug companies. Competitive activity in this arena is intense and most of the companies who have products in this category have greater financial, marketing, sales, manufacturing, and distribution resources than the Company.

     The Company believes that long term success in the marketplace for any of the Company's products is likely to be less dependent on the novelty of the product than on such factors as distribution and marketing capabilities, and whether or not the product enjoys some proprietary advantage, such as patent protection, an established brand name, etc.

1(b)(v)  SUPPLIERS OF RAW MATERIALS

     The Company obtains all of the raw materials necessary for the manufacture of its products from independent sources. The Company generally does not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products. The Company obtains ciwujia for its ENDUROX line of products from suppliers in the Peoples Republic of China. At the present time, the Company obtains all of its needs from one supplier, but believes that adequate alternative suppliers are available if needed. The Company's newest product, Satietrol, is composed of numerous ingredients most of which are available from multiple sources. For those ingredients available only from a single source, the Company intends to enter into long term supply agreements. In addition, all the other herbs, vitamins, etc. used in the Company's existing products are available from multiple sources.

     There is no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the source of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions outside of its control.

1(b)(vi)  DEPENDENCE ON MAJOR CUSTOMER

     General Nutrition Centers accounted for approximately 55% of net sales in fiscal 1999. The loss of this customer, or a significant reduction in purchase volume by or financial difficulty of such customer, for any reason, could have a material adverse effect on the Company's results of operations and financial condition. The Company has no agreement with or commitment from this customer with respect to future purchases.


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

     Also, as previously noted:

     o Prosol Plus, for which the Company is the exclusive distributor under license from the developer of the product, is the subject of a pending patent application.
     o The Company recently received a "Notice of Allowance of Claims" from the U.S. Patent & Trademark Office for ENDUROX R(4) covering all 77 claims that were submitted.
     o In February 2000 the Company applied for a patent covering a new formulation of Satietrol.

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

     The Company has federal trademark registrations for ENDUROX, ENDUROX EXCEL, ENDUROX ProHeart, ENDUROX R(4), and Satietrol and has trademark applications pending to register Prosol Plus and Arnicyn with the United States Patent and Trademark Office. The Company also has filed its trademarks in most Western European countries, Canada, Mexico and Japan. The Company's policy is to pursue registrations for all of the trademarks associated with its key products, and to protect its legal rights concerning the use of its trademarks. The Company relies on common law trademark rights to protect its unregistered trademarks.

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

     The DSHEA imposes additional requirements for dietary supplements, which contain a "new" dietary ingredient, i.e., one that was not marketed in the United States before October 15, 1994. A dietary supplement that contains a new dietary ingredient will be deemed to be adulterated unless either (a) all ingredients contained in the dietary supplement have been present in the food supply as an article used for food in a form in which the food has not been chemically altered, or (b) there is a history of use or other evidence of safety establishing that the new dietary ingredient, when used under the conditions recommended or suggested in the labeling, will reasonably be expected to be safe.

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

     On February 6, 2000, the Food and Drug Administration issued new guidelines concerning statements made for dietary supplements. These new regulations have important implications for the marketing of weight loss products such as Satietrol. Previously the Regulations made it clear that a product that made a claim for obesity must be treated as a drug. Under the new regulations the FDA now makes a distinction between obesity and overweight. Overweight is no longer considered a disease but rather a natural life process. Overweight is considered a condition that effects the structure and function of the body. As now defined, dietary supplements can make a claim for ordinary weight loss rather than as a treatment for obesity. Furthermore, these Regulations also permit the use of appetite suppressant as a structure/function claim under DSHEA (Dietary Supplement Health Education Act of 1994). The issuance of these Regulations will give Satietrol greater latitude than the types of claims the product can make as long as such claims are substantiated by the necessary studies.

1(b)(x)  EXPENDITURES FOR RESEARCH AND DEVELOPMENT

     The Company's research and development expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were as follows: 1999 - $179,873; 1998 - $92,516.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company entered into a new five-year lease in February 1998 for approximately 3,684 square feet at $14.50 per square foot, including utilities, for an annual rent expense of $53,418 for the first three years. In the fourth and fifth years of the lease, the rent increases to $16.50 per square foot, including utilities. The Company believes that its new facilities will be adequate for its present needs.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     (a) On October 25, 1999, the Company held its Annual Meeting of Stockholders, pursuant to information contained in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement that were mailed to stockholders on September 27, 1999.


     (b) One of the matters listed in the Company's Proxy for the meeting was the annual election of directors. There were five nominees for election, who were elected by the shareholders to serve for a one-year term. The results of the balloting were as follows: (Shares voting 4,100,307 of 4,554,367)


    Nominee                      For                  Against         Abstain
    -------                      ---                  -------         -------
Robert Portman                4,058,125                 -0-            42,182
Jonathan D. Rahn              4,058,125                 -0-            42,182
David Portman                 4,058,125                 -0-            42,182
T. Colin Campbell             4,058,025                 -0-            42,282
Irving Tabachnick             4,058,025                 -0-            42,282

     (c) In addition to the election of directors, the only other matter to be voted upon by the stockholders was ratification of the appointment of Schiffman Hughes Brown, P.C., as independent auditors for the Company for the fiscal year ending December 31, 1999. The results of that balloting are as follows:

                   For:               4,064,632  shares
                   Against:              19,825  shares
                   Abstain:              15,850  shares






PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


5(a) MARKET INFORMATION.

     Since December 19, 1997, the Company's Common Stock has been quoted on the SmallCap Market of the Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "PHLI". The following sets forth certain information with respect to the high and low bid prices reported by The Nasdaq Stock Market for the Common Stock during the periods shown:

-------------------------------------------------------
                              HIGH              LOW
-------------------------------------------------------
1997
(12/19/97 - 12/31/97)         $6.25             $6.00
-------------------------------------------------------
1998
(1/1/98 - 3/31/98)            $6.25             $4.125
-------------------------------------------------------
1998
(4/1/98 - 6/30/98)            $5.00             $3.125
-------------------------------------------------------
1998
(7/1/98 - 9/30/98)            $4.75             $1.50
-------------------------------------------------------
1998
(10/1/98 - 12/31/98)          $4.50             $2.125
-------------------------------------------------------
1999
(1/1/99 - 3/31/99)            $3.50             $1.50
-------------------------------------------------------
1999
(4/1/99 - 6/30/99)            $3.50             $0.875
-------------------------------------------------------
1999
(7/1/99 - 9/30/99)            $3.625            $1.75
-------------------------------------------------------
1999
(10/1/99 - 12/31/99)          $3.625            $1.25
-------------------------------------------------------
2000
(1/1/00 - 2/29/00)            $4.75             $1.875
------------------------------------------------------------------------------

The closing price of the Company's Common Stock on February 29, 2000, as reported by Nasdaq, was $3.625.

5(b) HOLDERS.

     As of February 29, 2000, there were approximately 81 record holders of the Company's Common Stock.


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

5(d) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM THE SALE OF REGISTERED SECURITIES

5(d)(i) RECENT SALES OF UNREGISTERED SECURITIES.

         There were no sales of unregistered securities by the Company in the year ended December 31, 1999.


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

5(d)(ii)(f) From the effective date of the Registration Statement through December 31, 1999, net Offering proceeds were applied as follows:

     (1)  Construction of plant, building and facilities            $ -0-

     (2)  Purchase and installation of machinery and
          equipment                                                73,059

     (3)  Purchase of real estate                                     -0-

     (4)  Acquisition of other businesses                             -0-

     (5)  Repayment of debt                                       156,922

     (6)  Research & Development                                  272,389

     (7)  Working capital                                       4,076,065

     (8)  Temporary investments*                                1,400,111

     (9)  Any other purpose expected to involve $100,000
          or more                                                     -0-
                                                               ----------

          Total applied through 12/31/99                       $5,978,546
                                                               ==========

* Short term commercial paper.


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

(a) INTRODUCTION

     PacificHealth Laboratories, Inc. was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. Our first product, ENDUROX was introduced in March 1996, and commercial sales began in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX ProHeart and ENDUROX EXCEL. Prosol Plus, a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. In March 1999, we launched ENDUROX R4 Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. In April 2000, we expect to introduce a new product, Satietrol, that will compete in the approximately $50 billion market for weight loss and weight control products, goods and services.

(b) RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1999 AND 1998

     The Company incurred a net loss of $1,225,381 or $.27 per share for the year ended December 31, 1999, compared to a net loss of $2,463,054 or $.54 per share for the year ended December 31, 1998. The reduction in our net loss for year ended December 31, 1999, is due primarily to increased sales, a reduction of $162,285 in our reserve for the return or exchange of certain of our original ENDUROX line of products, and the sale of certain tax benefits for $283,527. The per share effect of the last two items above was to reduce our net loss for 1999 by $0.10 in the aggregate. These two items are described in greater detail below.

     Revenues for the year ended December 31, 1999 were $2,112,399 compared to $1,000,019 for the same period in 1998. Revenue increases during 1999 were due to sales of our ENDUROX R4 Performance/Recovery Drink, which was introduced in March 1999. The following table provides additional information concerning our revenues in 1999 and 1998:

                                                 Revenues
                             -------------------------------------------------
                             Original           Endurox R(4)
                             Endurox            Performance
                             Product            Recovery              Prosol
                             Line               Drink                 Plus(1)
                             ------------      -------------       -----------
      1999
      ----
First Quarter                $139,984          $  173,127          $ 9,683
Second Quarter                242,588             268,956           15,821
Third Quarter                 178,538             443,880            4,028
Fourth Quarter                205,318             422,309            8,167
                             --------          ----------          --------
         Total               $766,428          $1,308,272          $37,699
                             ========          ==========          =======

     1998
     ----
First Quarter                $260,415          $    -              $78,979
Second Quarter                318,762               -                    -
Third Quarter                 176,051               -                    -
Fourth Quarter                165,200               -                  612
                             --------          -----------         -------
         Total               $920,428          $    -              $79,591
                             ========          ===========         =======


(1) We are not actively marketing Prosol Plus because we believe our advertising dollars will be better used promoting new products that compete in categories that have greater sales potential.

     Sales revenues reported for the year ended December 31, 1999 are net of a credit of $84,474 for the return of certain products. There was no comparable adjustment in the 1998 period.

     We expect that sales in the first quarter of 2000 will be approximately the same as those in the first quarter of 1999, but lower than the fourth quarter of 1999. We believe that the fourth quarter 1999 to first quarter 2000 sales reduction is primarily due to the decreased demand of our workout/exercise products as the users of our products tend to reduce exercise activity in the colder winter months. In addition, we lower our advertising and promotional expenditures during these slower seasonal months.

However, beginning in the second quarter of 2000, we expect sales to increase again as the temperatures rise, users resume their exercise regimens, and we increase our advertising and promotional spending.

     Our gross profit margin increased from 38.5% for the year ended December 31, 1998 to 58.9% for the year ended December 31, 1999, because in 1998, we decided to write-off obsolete inventory. The write-off was charged to cost of goods sold in the amount of $350,706, which lowered the margin from 73.6% to 38.5%. Excluding the write-off in 1998, the gross profit margin decreased from 73.6% for the year ended December 31, 1998 to 58.9% for the same period 1999, primarily as a result of our product sales mix. The ENDUROX R4 Performance/Recovery Drink, which was sold solely in 1999, has a higher cost of goods sold than the original ENDUROX line of products.

     Our selling, general and administrative expenses decreased from $2,940,002 for the year ended December 31, 1998 to $2,798,873 for the year ended December 31, 1999. The approximate $141,000 net decrease in S,G & A for this comparable period is presented by major identifiable areas in the following table:


S, G & A expense category                            $ change from 1998 to 1999
-------------------------                            --------------------------
Print advertising - original line of
  Endurox products                                      Decrease of $300,000
Print advertising - ENDUROX R4                          Increase of $400,000
Promotional expenses                                    Decrease of $355,000
Masterbroker fees                                       Decrease of $ 65,000
Investor Relations fees                                 Decrease of $ 35,000
ENDUROX R(4) launch costs                               Increase of $250,000
Other                                                   Decrease of $ 36,000
                                                                    --------
Net decrease for the year ended 1998 to 1999:                       $141,000
                                                                    ========


     Additional detail concerning these changes in expenses are as follows:

     o Print advertising expenses for the original line of ENDUROX products declined approximately $300,000 and increased $400,000 for the ENDUROX R4 as we decided to spend our print advertising dollars on the new product line.
     o We reduced our promotion expense by spending less on conventions and events, and by lowering cooperative expenditures. Cooperative fees are required in order to gain distribution in the mass merchant stores, but in 1999, we switched our distribution focus from the mass market primarily to health, specialty sports shops, the Internet and catalogues. We also reduced payments to spokespersons that promote our products.
     o As we switched our distribution away from the mass market, we were able to reduce masterbroker fees, which were needed to support the mass merchant accounts.

     o We reduced investor relation expenses by taking this function in-house.
     o We increased S, G & A expense with costs related to the initial launch of the ENDUROX R4 product line. A majority of these launch costs resulted from the hiring of employees and print ad and packaging development expenditures.

     We anticipate a reduction in S, G & A expense levels for the first quarter of 2000, as advertising and promotional expenses are lower. For the remainder of 2000, we expect S, G & A expense to rise as the advertising and promotional campaigns are executed. While our current level of selling, general and administrative expenses is still high relative to present sales levels, we believe that the effectiveness of our advertising and promotional campaign for the ENDUROX R4 , the line extensions of this product that were introduced in the third quarter of 1999, and its widening acceptance will lead to increased sales of this product without corresponding increases in S, G & A.

     As previously noted in paragraph (b) in this Item, our net loss for 1999 was reduced as a result of a reduction in our reserve for the return or exchange of certain products. This adjustment, which was made at the end of our second fiscal quarter, was based upon our estimate that our future costs for product replacement at June 30, 1999 would not exceed $178,303. Therefore, we reduced our reserve by $162,285 and offset our net loss by taking back into income this amount. We believe that our reserve following this adjustment remains adequate to cover the costs of future exchanges or replacements of this product. In addition, during 1999 the New Jersey Economic Development Authority established the Tax Benefit Transfer Program. Pursuant to this program, the Company was qualified by the state to sell a portion of its unused New Jersey net operating loss deductions to other corporations having taxable income in New Jersey. In December 1999, we received $283,527 as payment for the transfer of these New Jersey tax deductions. This payment was included in income and therefore offset our net loss during the fourth quarter of 1999 and for the year ended December 31, 1999.

(c) LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company's current assets exceeded its current liabilities by approximately $2.38 million with a ratio of current assets to current liabilities of approximately 7.4 to 1 versus a ratio of approximately
6.2 to 1 at December 31, 1998. The change in current ratio was attributable primarily to the more than doubling of sales during 1999 from 1998, combined with the same level of S, G & A expenses for the two years. Based on current activities, management expects the Company to be able to satisfy its cash requirements in fiscal 2000 from its internal cash reserves.

     The Company projects an advertising and promotional budget for its ENDUROX line of products of $700,000 for the year ending December 31, 2000, including commitments of approximately $170,000 for consumer and trade print media. Management believes that once the effectiveness of its advertising and promotional campaign can be determined, appropriate measures can be taken to either reduce or increase its level of expenditures in this area. The largest expenditures now contemplated (apart from current levels of sales, general and administrative costs) are associated with the introduction of our weight control product, Satietrol, in April 2000. These expenditures presently are projected in the range of $400,000 over the remainder of the year, excluding the initial cost of inventory for the product.

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

(e) SEASONALITY

     Workout supplement sales tend to be somewhat seasonal, with lower sales typically realized during the first and second fiscal quarters due to the cold winter months and decreased exercise activity, and higher sales typically realized during the third and fourth fiscal quarters (warmer temperatures). We also plan our advertising and promotional campaigns around these seasonal demands, which tends to amplify or solidify differing product demand. Some classes of products, however, differ in seasonality. For example, January typically is the best month for sales of products for weight loss and control. In any event, at this stage and for the foreseeable future, the Company believes that the impact of new product introductions and marketing expenses associated with the introduction of new products will have a far greater impact on its operations than industry and product seasonality.

(f) IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As the Company does not currently engage in derivative or hedging activities, the adoption of this standard is not expected to have a significant impact on the Company's financial statements.


ITEM 7.  FINANCIAL STATEMENTS

     Financial information required in response to this Item of Form 10-KSB is set forth at pages F-1 through F-17 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


9(A) DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company as of the date of this Report are as follows:


NAME                                   POSITION WITH THE COMPANY

Robert Portman, Ph.D.                  President and Chief Executive Officer,
                                       Treasurer and Chairman of the Board of
                                       Directors

Jonathan D. Rahn, CPA                  Executive Vice President, Chief Financial
                                       Officer and Director*

David I. Portman                       Secretary and Director

T. Colin Campbell, Ph.D.               Director*

Irving I.A. Tabachnick, Ph.D.          Director*

 *Member of Audit Committee

     DR. ROBERT PORTMAN, age 55, has served as President, Treasurer and Chairman of the Board of Directors of the Company since its inception. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974 with his brother, David Portman. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising. C&M Advertising, with billings in excess of $100 million, handled national advertising for such diverse accounts as Berlex Laboratories, Ortho-McNeil Laboratories, Tetley Tea, Radisson Hotels and HIP of New Jersey. Effective June 1, 1995, Dr. Portman relinquished his responsibilities as Chairman of C&M Advertising (which since has been renamed "The Sawtooth Group") to assume his present positions with the Company on a full time basis, and, in September 1996, Dr. Portman sold his interest in that company.

     JONATHAN D. RAHN, age 56, is the Executive Vice President and Chief Financial Officer, as well as a director, of the Company. From the inception of the Company to his employment by the Company in July 1996, Mr. Rahn served as a consultant to the Company in financial and certain operational matters. Mr. Rahn, a certified public accountant, has over 30 years experience in accounting and financial analysis, and has held various executive positions for a number of diverse businesses, both public and private. For approximately three years immediately preceding his employment by the Company, he was a self-employed consultant involved in the evaluation, due diligence and structuring of investments in and acquisitions of development-stage companies.

     DAVID I. PORTMAN, age 59, has served as Secretary and a Director of the Company from its inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. In 1988, Mr. Portman sold his interest in M.E.D. Communications to Robert Portman, and became President of TRIAD Development, a real estate company that has numerous commercial and rental properties in New Jersey, a position that he still holds. Mr. Portman also has served as a director of First Montauk Securities Corp. since 1993.

     DR. T. COLIN CAMPBELL, age 66, has served as a Director of the Company since its inception. Dr. Campbell also serves as Chairman of the Company's U.S. Scientific Advisory Board. Dr. Campbell has been Jacob Gould Schurman Professor of Nutritional Biochemistry of Cornell University since 1985. Over the past three decades, Dr. Campbell has been directing research correlating diet, lifestyle and disease. In 1979, Dr. Campbell, with the encouragement of the Chinese government, initiated the largest epidemiological study ever undertaken focusing on the relationship between nutrition and disease. The China-Cornell Research Project is expected to continue well into the 21st Century. Dr. Campbell is an honorary professor at the Chinese Academy of Preventive Medicine.

     DR. IRVING I.A. TABACHNICK, age 75, was elected a director of the Company in December 1997. Dr. Tabachnick has served as a consultant to Schering Plough Corporation, a New York Stock Exchange listed company, since 1989. Prior to 1989, he was employed by Schering Plough Corporation in a number of positions, including Vice President -- Drug Safety and Metabolism, Senior Director -- Biological Research and Development, and Director -- Biological Sciences and Director -- Physiology and Biochemistry.

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

9(b) OTHER KEY ADVISORS AND CONSULTANTS

     In addition to its executive officers, the Company considers Dr. Junshi Chen to be a key advisor. Dr. Chen, age 64, is Chairman of the Company's Chinese Scientific Advisory Board, and is a Professor and Deputy Director of the INFH. Besides directing the research activities of the INFH, Dr. Chen is a recognized expert in China on nutritional status and cancer mortality and the antioxidant properties of various dietary constituents. Dr. Chen also is a member of the Political Consultative Group of China, a select group of individuals who serve as advisors to the government and the People's Congress, and a member of the government committee that reviews and approves new drug applications in China.

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

U.S. Scientific Advisory Board:

     T. Colin Campbell, a Director of the Company, is Chairman of the Company's U.S. Advisory Board. Its other members are:

     David Kritchevsky, Ph.D., Institute Professor, Wistar Institute, Professor of Biochemistry in Surgery. Dr. Kritchevsky is an expert in lipid biochemistry, atherosclerosis and the relationship between nutrition and aging and nutrition and cancer. He has published on the effects of dietary fiber on colon cancer, circulating cholesterol and the effects of dietary fat and energy on experimental carcinogenesis. He was a member of the 1982 National Academy of Sciences Committee on Diet, Nutrition and Cancer, is a member of numerous professional societies, serves as editor of several professional annuals and was Western Hemisphere Editor of the journal, Atherosclerosis.

     William Pryor, Ph.D., Thomas and David Boyd Professor, Departments of Chemistry and Biochemistry; Director, Biodynamics Institute, Louisiana State University. Dr. Pryor is an authority in free radical chemistry and biology. He has published on the role that various reactive oxygen species play in the production of degenerative tissue damage, such as cancer and atherosclerotic diseases. His publications number over 500. Dr. Pryor wrote the first textbook on free radicals (McGraw-Hill 1966) and was the founder and first editor of the journal, Free Radical Biology & Medicine.

     David J. Jenkins, Ph.D., Dsc, Professor of Medicine & Nutritional Sciences, University of Toronto; Director, Clinical Nutrition & Risk Factor Modification Center, St. Michael's Hospital. Dr. Jenkins has extensively researched the effects of soluble and insoluble dietary fiber upon various biochemical factors associated with, or predictive of, cardiovascular disease, diabetes and colorectal and prostate cancers. Dr. Jenkins is a member of several professional nutrition societies, in Canada, Great Britain and the United States. He has served on a number of international committees involved in the treatment and prevention of diabetes.

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

9(c) FAMILY RELATIONSHIPS

     Robert Portman and David Portman are brothers. There are no other family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

9(d) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No events have occurred during the past five years that are required to be disclosed pursuant to Item 401(d) of Regulation S-B.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The following directors failed to file on a timely basis the reports indicated below:

   Director       No. of Late Reports         No. of Transactions          Comment
   --------       -------------------         -------------------          -------
Robert Portman    1 (Form 4)                    1  (Purchase of           Reported on
                                                   5,000 shares)          Form 4 on
                                                                          May 7, 1999

David Portman     1 (Form 4)                    1  (Purchase of           Reported on
                                                   8,000 shares)          Form 5 on
                                                                          Feb. 14, 2000

ITEM 10. EXECUTIVE COMPENSATION

     Robert Portman is the only executive officer of the Company with a fixed-term employment agreement. Under this agreement, Dr. Portman is employed for a three-year term commencing January 1, 1998, at an annual salary of $150,000 for the first two years (i.e., through December 31, 1999) and at a salary to be determined by a Compensation Committee of the Company's Board of Directors in the current and final year.

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

     The table below sets forth information concerning compensation paid to Dr. Portman and to Jonathan D. Rahn, Executive Vice President of the Company, in 1999, 1998 and 1997. No executive officers of the Company other than Dr. Portman and Mr. Rahn received compensation of $100,000 or more in fiscal 1999, 1998 and 1997.

                                      SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------
                                   Annual Compensation                    Long Term Compensation
                              ------------------------------------ --------------------------------------
                                                                     Awards                  Payouts
                                                                     ------                  -------
                                                                                Securities
                                                      Other                     Under-
                                                      Annual     Restricted     lying                     All Other
Name and                                              Compen-    Stock          Options/     LTIP         Compen-
Principal                     Salary          Bonus   sation     Award(s)       SARs         Payouts      sation
Position             Year     ($)             ($)     ($)        ($)            (#)          ($)          ($)

(a)                  (b)      (c)             (d)     (e)        (f)            (g)          (h)          (i)
----------------------------------------------------------------------------------------------------------------------
Robert Portman,      1999     150,000         -0-     (1)        -0-            300,000      -0-          -0-
President            -------------------------------------------------------------------------------------------------
                     1998     150,000         -0-     (1)        -0-            -0-          -0-          -0-
                     -------------------------------------------------------------------------------------------------
                     1997     150,000         -0-     (1)        -0-            475,000      -0-          -0-
----------------------------------------------------------------------------------------------------------------------
Jonathan Rahn,       1999     103,333         -0-     (1)        -0-            50,000       -0-          -0-
Executive Vice       -------------------------------------------------------------------------------------------------
President            1998     125,000         -0-     (1)        -0-            -0-          -0-          -0-
                     -------------------------------------------------------------------------------------------------
                     1997     100,000         -0-     (1)        -0-            -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------


(1) Less than 10% of annual salary and bonus.

     The following table sets forth certain information regarding options granted in fiscal 1999:

                      OPTION/SAR GRANTS IN FISCAL YEAR 1999
                               (INDIVIDUAL GRANTS)

----------------------------------------------------------------------------------------------------------------------

                                        Number of            Percent of Total
                                        Securities           Options/SARs
                                        Underlying           Granted to           Exercise or
                                        Options/SARs         Employees in         Base Price
Name                                    Granted (#)          Fiscal Year          ($/Sh)            Expiration Date
(a)                                     (b)                  (c)                  (d)               (e)
----------------------------------------------------------------------------------------------------------------------
Robert Portman                          200,000              34.1%                $2.25             3/2/04
----------------------------------------------------------------------------------------------------------------------

Robert Portman                          100,000              17.1%                $1.75             11/5/04
----------------------------------------------------------------------------------------------------------------------

Jonathan Rahn                            50,000               8.5%                $2.25             3/2/04
----------------------------------------------------------------------------------------------------------------------


     The following table sets forth information with respect to the number of unexercised options and the value of unexercised "in-the-money" options held by Robert Portman and Jonathan Rahn at December 31, 1999.


             AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1999 AND
                          OPTION/SAR VALUES AT 12/31/99


----------------------------------------------------------------------------------------------------------------------
                                                        Number of Securities            $ Value of Unexercised
                               Shares                   Underlying Unexercised          In-the-Money Options/SARs
                               Acquired                 Options/SARs At 12/31/99        At 12/31/99
                               on           Value       Exercisable/                    Exercisable/
                               Exercise     Realized    Unexercisable                   Unexercisable
Name                           (#)          ($)         (#)                             ($)
(a)                            (b)          (c)         (d)                             (e)
----------------------------------------------------------------------------------------------------------------------
                                                        Exercisable    Unexercisable    Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------------
Robert Portman                 -0-          -0-         841,667        458,333           75,000        50,000
----------------------------------------------------------------------------------------------------------------------
Jonathan Rahn                  -0-          -0-         200,000        50,000            -0-           -0-
----------------------------------------------------------------------------------------------------------------------


     For the purpose of computing the value of "in-the-money" options at December 31, 1999, in the above table, the fair market value of the Common Stock at such date is deemed to be $2.25 per share, the closing sale price of the Common Stock on such date as reported by Nasdaq.

                   DIRECTORS' COMPENSATION IN FISCAL YEAR 1999

     For the year ended December 31, 1999, the Company compensated its two independent Directors, T. Colin Campbell and Irving I.A. Tabachnick by granting them each 5,000 options, exercisable at $2.25 per share, vesting immediately, and expiring on 3/2/04. The exercise price of these options was based upon the closing price of the Company's common stock on March 2, 1999, the date of grant. Their duties included attendance at board meetings, the annual shareholders meeting, and meetings of the Audit Committee.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of February 29, 2000, the Company had outstanding 4,554,367 shares of Common Stock. The following table sets forth information concerning the present ownership of the Company's Common Stock by the Company's directors, executive officers and each person known to the Company to be the beneficial owner of more than five percent of either of such classes of the capital stock, the beneficial ownership of these securities by such persons following the offering, and the total voting power represented by the securities owned by such persons.



                                             Common Stock (1)                       Common Stock (1)
Name and Address                             Amount Beneficially Owned              Percentage of Class
----------------                             -------------------------              -------------------
Robert Portman (2)                               1,586,434                             29.4%
President, Chief Executive Officer
and a Director
188 Igoe Road
Morganville, NJ 07751

Jonathan D. Rahn (3)                               443,000                              9.3%
Executive Vice President, Chief
Financial Officer and a Director
413 Gatewood Road
Cherry Hill, NJ  07751

David I. Portman                                   198,000                              4.3%
Secretary and a Director
300 Ocean Avenue-Apt. #6A
Long Branch, NJ  07740

                                             Common Stock (1)                       Common Stock (1)
Name and Address                             Amount Beneficially Owned              Percentage of Class
----------------                             -------------------------              -------------------

T. Colin Campbell (4)                              177,954                              3.9%
Director
26 Beckett Way
Ithaca, NY  14850

Irving Tabachnick (5)                               15,000                               *
Director
9 Woodland Avenue
North Caldwell, NJ  07006

                                                 2,420,388                             46.9%
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

(2) Includes (i) a presently-exercisable option issued pursuant to the Company's 1995 Incentive Stock Option Plan (a "1995 Plan Option") to acquire 300,000 shares at a price of $2.00 per share, (ii) a presently-exercisable 1995 Plan Option to acquire an additional 225,000 shares at a price of $3.75 per share, (iii) a 1998 Employment Contract Option to acquire an additional 316,667 shares at a price of $6.00 per share. Does not include (x) 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her minor children, as to which Dr. Portman disclaims beneficial ownership, and (y) 1998 Employment Contract Options to purchase an additional 158,333 shares which are not vested and do not vest within sixty days.

(3) Includes a 1995 Plan Option to acquire 200,000 shares at a price of $3.75 per share.

(4) Includes (i) a 1995 Plan Option to acquire 5,000 shares at a price of $3.75 per share and (ii) a 1999 Plan Option to acquire 5,000 shares at a price of $2.25 per share. Does not include 38,900 shares of Common Stock owned by Dr. Campbell's wife or 160,521 shares of Common Stock owned by Dr. Campbell's adult children, as to which he disclaims beneficial ownership.

(5) Represents (i) an option to purchase 10,000 shares at a price of $4.75 under the Company's 1995 Option Plan, and (ii) a 1999 Plan Option to acquire 5,000 shares at a price of $2.25 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                            SUPPLEMENTAL INFORMATION


     The Issuer has not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 1999, or otherwise in 1999. Such report and proxy statement will be furnished to security holders in connection with the Company's Annual Meeting, now scheduled to be held in the second quarter of 2000. Copies of such material will be furnished to the Commission when it is sent to security holders.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.


By:      s/Robert Portman
    --------------------------------
         Robert Portman, President, Chief Executive Officer

Date:  March 28, 2000

In accordance with the Securities Exchange Act of 1934 and the requirements of Form 10-KSB, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


s/Robert Portman                        Director and Chief              March 28, 2000
---------------------------             Executive Officer
Robert Portman


s/Jonathan D. Rahn                      Director and Principal          March 28, 2000
---------------------------             Financial and Accounting
Jonathan D. Rahn                        Officer


s/David I. Portman                      Director                        March 28, 2000
---------------------------
David I. Portman

                        PACIFICHEALTH LABORATORIES, INC.

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                        PACIFICHEALTH LABORATORIES, INC.

                                    CONTENTS


                                                                          Page
                                                                          ----

Independent Auditor's Report.................................................3

Financial Statements:
       Balance Sheets........................................................4
       Statements of Operations..............................................5
       Statements of Stockholders' Equity....................................6
       Statements of Cash Flows..............................................7

Notes to Financial Statements.............................................8-17

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of PacificHealth Laboratories, Inc.


We have audited the accompanying balance sheet of PacificHealth Laboratories, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PacificHealth Laboratories, Inc. as of December 31, 1998 were audited by Schiffman Hughes Brown, PC (whose practice became a part of Larson, Allen, Weishair & Co., LLP effective January 1, 2000) whose report dated February 12, 1999 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                          /s/ LARSON, ALLEN, WEISHAIR & CO., LLP
                                          --------------------------------------
                                          LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
February 8, 2000

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                     ASSETS
                                                                           1999                1998
                                                                           ----                ----
Current assets:
   Cash and cash equivalents                                            $1,742,360          $3,415,120
   Accounts receivable, net                                                538,837             270,673
   Inventories                                                             385,427             375,074
   Prepaid expenses                                                         89,305             212,645
                                                                        ----------          ----------
        Total current assets                                             2,755,929           4,273,512
                                                                        ----------          ----------

Property and equipment                                                      84,339             104,533
                                                                        ----------          ----------

Other assets:
   Deposits                                                                  3,991               3,991
                                                                        ----------          ----------

                                                                        $2,844,259          $4,382,036
                                                                        ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                                        $   82,264
   Accounts payable and accrued expenses                                $  211,061             252,262
   Reserve for product replacement                                         161,062             344,464
   Customer deposits                                                                             5,529
                                                                        ----------          ----------
        Total current liabilities                                          372,123             684,519
                                                                        ----------          ----------

Commitments

Stockholders' equity:
   Common stock, $.0025 par value; authorized
     10,000,000 shares;  issued and outstanding
     4,554,367 shares in 1999 and 1998                                      11,386              11,386
   Additional paid-in capital                                           10,803,085          10,803,085
   Accumulated deficit                                                  (8,342,335)         (7,116,954)
                                                                        ----------          -----------
                                                                         2,472,136           3,697,517
                                                                        ----------          ----------

                                                                        $2,844,259          $4,382,036
                                                                        ==========          ==========

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                              1999                      1998
                                                              ----                      ----

Revenues                                                  $ 2,112,399               $ 1,000,019
                                                          -----------               -----------
Cost of goods sold:
   Inventories, beginning                                     375,074                   553,098
   Purchases                                                  880,119                   437,071
                                                          -----------               -----------
                                                            1,255,193                   990,169
   Less: inventories, ending                                  385,427                   375,074
                                                          -----------               -----------
                                                              869,766                   615,095
                                                          -----------               -----------

Gross profit                                                1,242,633                   384,924
                                                          -----------               -----------

Selling, general and administrative expenses                2,798,873                 2,940,002
Research and development                                      179,873                    92,516
Amortization expense                                            3,180                     3,180
Depreciation expense                                           36,936                    53,533
Provision for replacement of product                         (162,285)
                                                          -----------               -----------
                                                            2,856,577                 3,089,231
                                                          -----------               -----------

Net operating loss                                         (1,613,944)               (2,704,307)
                                                          ------------              -----------

Other income:
   Interest income                                            105,036                   241,253
                                                          -----------               -----------

Loss before income taxes                                   (1,508,908)               (2,463,054)

Provision (benefit) for income taxes                         (283,527)
                                                          -----------               -----------

Net loss                                                  $(1,225,381)              $(2,463,054)
                                                          ===========               ===========

Basic net loss per share of common stock                  $      (.27)              $      (.54)
                                                          ===========               ===========

Diluted net loss  per share of common stock               $      (.27)              $      (.54)
                                                          ===========               ===========

Basic weighted average shares outstanding                   4,554,367                 4,554,367
                                                          ===========               ===========

Diluted weighted average shares outstanding                 4,650,906                 4,718,618
                                                          ===========               ===========

                        PACIFICHEALTH LABORATORIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                       Paid-in
                                                    Common           Stockholders'           Accumulated              Total
                                                    Stock              Capital                 Deficit               Equity
                                                   -------           -----------            ------------           -----------
Balance, January 1, 1998                           $11,386           $10,803,085            $ (4,653,900)          $ 6,160,571

Net loss for the year ended
 December 31, 1998                                                                            (2,463,054)           (2,463,054)
                                                   -------           -----------            ------------           -----------

Balance, December 31, 1998                          11,386            10,803,085              (7,116,954)            3,697,517

Net loss for the year ended
 December 31, 1999                                                                            (1,225,381)           (1,225,381)
                                                   -------           -----------            ------------           -----------

Balance, December 31, 1999                         $11,386           $10,803,085            $ (8,342,335)          $ 2,472,136
                                                   =======           ===========            =============          ===========

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                     1999                   1998
                                                                     ----                   ----
Cash flows from operating activities:
   Net loss                                                      $(1,225,381)           $(2,463,054)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                    36,936                 53,533
      Amortization                                                     3,180                  3,180
      Bad debts                                                          135                 12,268
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                    (268,299)               125,171
      Decrease in prepaid expenses                                   120,160                 36,043
      (Increase) decrease in inventory                               (10,353)               178,024
      Decrease in other current assets                                                        2,906
      Increase in deposits                                                                   (3,991)
      Decrease in accounts payable and accrued expenses              (41,201)                (3,368)
      Decrease in reserve for product replacement                   (183,402)              (266,027)
      (Decrease) increase in customer deposits                        (5,529)                 5,529
                                                                 ------------           -----------
Net cash used in operating activities                             (1,573,754)            (2,319,786)
                                                                 -----------            -----------

Cash flows for investing activities:
   Purchase of property and equipment                                (16,742)               (56,317)
                                                                 -----------            -----------

Cash flows from financing activities:
   Repayment of note payable                                         (82,264)               (74,658)
                                                                 -----------            -----------
Net cash used in financing activities                                (82,264)               (74,658)
                                                                 -----------            -----------

Net decrease in cash                                              (1,672,760)            (2,450,761)

Cash and cash equivalents, beginning balance                       3,415,120              5,865,881
                                                                 -----------            -----------

Cash and cash equivalents, ending balance                        $ 1,742,360            $ 3,415,120
                                                                 ===========            ===========

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


1.   Business:

     PacificHealth Laboratories, Inc. (the Company or PHL) was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. The Company's first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX ProHeart(R) and ENDUROX EXCEL(R). Prosol Plus(TM), a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. In February 1999, PHL introduced ENDUROX(R)R4(TM) Performance/Recovery Drink, the latest in the Company's ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. The Company expects to introduce a new product, Satietrol(R), that will compete in the market for weight loss and weight control products, in early 2000.

2.   Summary of significant accounting policies:

     Cash and cash equivalents:

     For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

     Accounts receivable:

     The Company provides an allowance for doubtful accounts, as needed, for accounts deemed uncollectible.

     Inventory:

     Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method.

     Equipment and depreciation:

     Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 2 to 5 years. Depreciation expense for the years ended December 31, 1999 and 1998 was $36,936 and $53,533, respectively.

     Organization cost:

     Organization costs are capitalized and amortized over 5 years; during 1999 the unamortized balance was expensed.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998



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

     Earnings (loss) per share:

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with requirements of SFAS No. 128. For the year ended December 31, 1999 and 1998, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

     Revenue recognition:

     Revenue from product sales is recognized upon shipment to customers. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded.

     Research and development:

     Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge which will be used to develop and market natural products which improve health and well being. The Company expenses all such research and development costs as they are incurred.

     Advertising costs:

     Advertising costs are charged to operations in the year incurred and totaled $1,533,108 and $1,655,274 in 1999 and 1998, respectively.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


2.   Summary of significant accounting policies (continued):

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

     Recent accounting pronouncement:

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, which is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As the Company does not currently engage in derivative or hedging activities, the adoption of this standard is not expected to have a significant impact on the Company's financial statements.

     Reclassification:

     Certain items in the 1998 financial statements have been reclassified to conform with the presentation in the 1999 financial statements. There was no effect on net income or shareholders' equity.

3.   Accounts receivable:

                                                               1999                      1998
                                                               ----                      ----

         Accounts receivable                                 $540,322                  $277,825
         Allowance for doubtful accounts                        1,485                     7,152
                                                             --------                  --------
                                                             $538,837                  $270,673
                                                             ========                  ========

4.   Inventories:

     Inventories at December 31, 1999 and 1998 consisted of the following:

                                                               1999                      1998
                                                               ----                      ----
        Work-in-process                                      $ 68,404                  $141,210
        Finished goods                                        317,023                   233,864
                                                             --------                  --------
                                                             $385,427                  $375,074
                                                             ========                  ========

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

4.   Inventories (continued):

     In 1997, the Company reformulated the original ENDUROX product into a caplet, rather than a capsule, because the capsule form was very hygroscopic and became altered in size and color in conditions of high heat and humidity. At June 30, 1997, the Company estimated a reserve for charges resulting from exchanging its retailers' inventory of capsules for caplets or issuing a credit refund for returned capsules. At the end of each quarter, management compares the reserve's balance to a current estimate of capsule exchange/credit refund exposure. During 1999, the Company estimated that its remaining capsule exchange for caplets and/or credit refunds would not exceed $178,303. As a result, the Company reduced its reserve by $162,285 and offset net loss by taking that amount back into income during 1999. At December 31, 1999 and 1998, the balance in the reserve for product replacement was $161,062 and $344,464, respectively.

     In December 1998, management decided to write-off a majority of its Endurox ProHeart finished goods and work-in-process inventories due to obsolescence. The Company determined that the product's lack of sales movement, coupled with the timing of its product expiration dates, indicated a high probability that the product would not be saleable into the near future. The obsolete inventory write-off was charged to cost of goods sold in the amount of $350,706 and the finished goods and work-in-process inventories were reduced by $139,628 and $211,078, respectively. In December 1999, management decided to write-off the remaining ENDUROX ProHeart finished goods inventory due to obsolescence. The obsolete inventory write-off was charged to cost of goods sold and the finished goods inventory was reduced in the amount of $40,851.

5.   Property and equipment:

                                                                  1999                      1998
                                                                  ----                      ----
           Furniture and equipment                              $184,512                  $169,170
           Molds and dies                                         56,517                    55,117
                                                                --------                  --------
                                                                 241,029                   224,287
           Less: accumulated depreciation                        156,690                   119,754
                                                                --------                  --------

                                                                $ 84,339                  $104,533
                                                                ========                  ========


6.       Long-term debt:
                                                                                            1998
         Installment note payable to insurance finance                                      ----
         company due in monthly installments of $7,222,
         including interest at 9.74%
         through December, 1999                                                           $ 82,264

         Less: current portion                                                              82,264
                                                                                          --------

         Long-term debt                                                                   $      0
                                                                                          ========


                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


7.   Stock:

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

8.   Commitments:

     Strategic Alliance Agreement:

     In connection with its organization in 1995, the company entered into an exclusive relationship with the Institute of Nutrition & Food Hygiene
     (INFH) of the Chinese Academy of Preventative Medicine in Beijing, People's Republic of China. Under this relationship, in exchange for a royalty on net sales of products utilizing natural constituents exported from China or developed in China, the INFH granted to the Company the right to commercialize within and outside of China all products identified and developed by the Company and the INFH based upon natural Traditional Chinese Medicine herbs and other natural agents. The Company's royalty obligations to the INFH are conditioned upon the Company first achieving a specified level of profits. To date, the Company has not incurred any obligation for royalties to the INFH.

     Employment agreement:

     The Company entered into a three-year employment contract on January 1, 1998, with the Chairman and CEO that provides for minimum annual compensation of $150,000. The Company is the beneficiary of a keyman life insurance policy (on the Chairman's life) for $2,000,000.

     Rent:

     On February 3, 1998, the Company signed a new lease agreement with the new owners of its office building. The new lease provides for the rental of 3,684 square feet.

     Minimum annual rentals, including utilities, for each year subsequent to December 31, 1999 are as follows:

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998



8.   Commitments (continued):

                           Year Ending
                           December 31,
                           ------------

                              2000               $ 53,418
                              2001                 60,166
                              2002                 60,780
                              2003                  5,065
                                                 --------
                                                 $179,429

9.   Incentive stock option plan:

     In 1995, the Company established an incentive stock option plan (the Plan) and presently has reserved 1,500,000 shares of the Company's common stock for issuance under the plan. In addition to the Plan, the Company issued 500,000 stock options pursuant to contractual agreements. Options granted pursuant to the Plan and contractual agreements at December 31, 1996 were 879,500, and those options were granted to certain officers, key employees and/or consultants to the Company. Exercise prices range from $2 to $4 per common share, and vest over varying periods of time. In 1999, 1998 and 1997, 586,000, 21,500 and 490,700 options, respectively, were granted to certain officers, spokespersons and/or consultants to the Company. Exercise prices on the options granted in 1997 range from $4.25 to $6.00 per common share, and vest over varying periods of time. Exercise prices on the options granted in 1998 range from $4.75 to $5.00 per common share and vested immediately. Exercise prices on the options granted in 1999 range from $1.25 to $2.25 per common share and vest over varying periods of time. All issuances were granted at the fair market value of the Company's common stock at time of grant. As of December 31, 1999, no options have been exercised.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

9.   Incentive stock option plan (continued):

     Transactions since inception are as follows:


                                                                    Exercise Price    Weighted Average
                                       Granted      Vested            Per Vested     Exercise Price Per
                                        Shares      Shares           Common Share    Vested Common Share
                                       -------      ------          --------------   -------------------
        Balance, December 31, 1995     300,000             0

         Activity during the year
          ended December 31, 1996       579,500       144,500         $2.00 - $4.00         $2.57
                                      ---------     ---------

         Balance, December 31, 1996     879,500       144,500

         Activity during the year
          ended December 31, 1997       490,700       388,200         $2.00 - $6.00         $3.49
                                      ---------     ---------

         Balance, December 31, 1997   1,370,200       532,700

         Activity during the year
          ended December 31, 1998        21,500       517,334         $2.00 - $6.00         $4.16
                                      ---------     ---------

         Balance, December 31, 1998   1,391,700     1,050,034

         Activity during the year
          ended December 31, 1999       586,000       242,833         $1.25 - $6.00         $4.84
                                      ---------     ---------
         Balance, December 31, 1999   1,977,700     1,292,867                               $3.91
                                      =========     =========

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

     Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net loss and net loss per common share would have been reduced to the pro forma amounts indicated below.

                                                           1999                    1998
                                                           ----                    ----
           Net loss:
              As reported                              $(1,225,381)            $(2,463,054)
              Pro forma                                $(1,640,332)            $(2,838,557)

           Net loss per common share:
              As reported                                     (.27)                   (.54)
              Pro forma                                       (.36)                   (.62)


                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998



9.   Incentive stock option plan (continued):

     Significant assumptions used to calculate the above fair value of the awards are as follows:

        Risk free interest rates of return                          5.00%
        Expected option life                                    60 months
        Volatility                                                    20%
        Expected dividends                                            $ 0

10.  Warrants:

     At December 31, 1999, the Company has warrants outstanding for the purchase of 255,500 shares of the Company's common stock at exercise prices ranging between $3.75 to $6.25 per common share. The warrants expire at the close of business on July 31, 2000 (227,500 warrants exercisable at $3.75 per share) and August 8, 2000 (28,000 warrants exercisable at $6.25 per share). As of December 31, 1999, no warrants have been exercised.

     On December 24, 1997, the Underwriter for the Company's initial public offering was issued warrants to buy 120,000 shares of the Company's common stock at an exercise price of $8.70 per share. These warrants will be exercisable for a period of four years, commencing December 19, 1998. As of December 31, 1999, no warrants have been exercised.

11.  Income taxes:

     Income tax provision (benefit) consists of the following:

                                                 1999                 1998
                                                 ----                 ----

          Current:
             Federal                           $       0            $      0
             State                              (283,527)                  0
                                                --------            --------
                                               $(283,527)           $      0
                                                --------            --------

          Deferred:
             Federal                           $       0            $      0
             State                                     0                   0
                                               ---------            --------
                                               $       0            $      0
                                               =========            ========

     The Company has $8,071,834 in Federal net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2010.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

11.  Income taxes (continued):

     During 1999, the New Jersey Economic Development Authority established the Tax Benefit Transfer Program. This program permits new or expanding emerging technology and biotechnology corporations located in New Jersey to "sell" unused New Jersey net operating loss (NOL) deductions to other corporations who have taxable income in New Jersey for at least 75% of their tax benefit value. The State established a maximum amount of allowable NOL's that could be sold during 1999 and allocated this sum among all of the qualifying companies.

     In 1999, the Company received its certification under this program and was able to sell $4,200,400 worth of its New Jersey NOL's for 75% of their tax benefit value ($378,036) for a total of $283,527. The Company has $3,870,884 of state net operating loss carryovers which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2013.

     The components of the Company's deferred tax assets are as follows:

                                                    1999                 1998
                                                    ----                 ----

         Net operating loss carryforwards        $2,890,000         $2,740,000
         Valuation allowance                     (2,890,000)        (2,740,000)
                                                 ----------         ----------

         Deferred tax asset                      $        0         $        0
                                                 ==========         ==========


12.  Research and development costs:

     For the year ended December 31, 1999 and 1998, research and development costs expensed were $179,873 and $92,516, respectively.

13.  Financial instruments:

     Concentration of credit risk:

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade accounts receivable.

     The Company has concentrated its credit risk for cash by maintaining substantially all of its depository accounts in a single financial institution. Accounts in the bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At various times throughout the year the Company had cash balances in this financial institution that exceeded the FDIC limit. The financial institution has a strong credit rating, and management believes that credit risk relating to these deposits is minimal.

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


13.  Financial instruments (continued):

     Cash equivalents consists of commercial paper with maturities not longer than 90 days and are maintained in an account with the investment division of the above financial institution. The financial institution has a strong credit rating and management believes that credit risk relating to these cash equivalents is minimal.

     While the Company does not require collateral on its trade accounts receivable, credit risk is limited due to major retailers in the health and well being industry comprising the Company's customer base. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

     Cash, cash equivalents and accounts receivable approximate their fair values due to the short maturity of these instruments.

14.  Significant customers:

     For the year ended December 31, 1999, the Company had revenues from one customer which accounted for approximately 55% of total revenue.

     For the year ended December 31, 1998, the Company had revenues from one customer, which accounted for approximately 19% of total revenue.

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
                       Company and the INFH                                              A

10.5          --       Shareholders Agreement                                            A

27            --       Financial Data Schedule                                           *


----------------

*    Filed herewith

A Filed with Registration Statement on Form SB-2 (Registration No. 333-36379) (the "1997 SB-2") on September 25, 1997

B    Filed with Amendment No. 1 to the 1997 SB-2 on October 23, 1997

C    Filed with Amendment No. 3 to the 1997 SB-2 on December 17, 1997