Form 10QSB
period 2000-03-31
PACIFICHEALTH LABORATORIES INC
filed 2000-05-10
CIK 1000278

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

                 For the quarterly period ended March 31, 2000

                                      -OR-

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to________________________

                          Commission File No. 333-36379


                        PACIFICHEALTH LABORATORIES, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)


               DELAWARE                                         22-3367588
     -------------------------------                     ----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                     Identification Number)

   1480 Route 9 North, Suite 204 Woodbridge, NJ                  07095
   --------------------------------------------                ----------
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

At March 31, 2000, there were 4,554,367 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]
                                                           ---

                        PACIFICHEALTH LABORATORIES, INC.

                               TABLE OF CONTENTS
                               -----------------


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Balance Sheets as of March 31, 2000
                    and December 31, 1999...................................  3

               Statements of Operations for the three
                    months ended March 31, 2000 and March 31, 1999..........  4

               Statements of Cash Flows for the three months
                    ended March 31, 2000 and March 31, 1999.................  5

               Note to Consolidated Financial Statements....................  6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.....................  7

PART II.  OTHER INFORMATION

     ITEM 2.   Changes in Securities and Use of Proceeds....................  9

     ITEM 6.   Exhibits and Reports......................................... 10


SIGNATURES.................................................................. 10

                        PACIFICHEALTH LABORATORIES, INC.
                                  BALANCE SHEET


                                     ASSETS
                                                                          March 31,       December 31,
                                                                            2000             1999
                                                                        (Unaudited)        (Audited)
                                                                       ------------       ------------
Current assets:
   Cash and cash equivalents                                           $  1,402,131       $  1,742,360
   Accounts receivable, net                                                 268,241            538,837
   Inventories                                                              710,876            385,427
   Prepaid expenses                                                          73,321             89,305
                                                                       ------------       ------------
             Total current assets                                         2,454,569          2,755,929

Property and equipment, net                                                  84,665             84,339
Other asset:
   Deposits                                                                   3,991              3,991
   Organization cost, net of accumulated amortization                           133               --
                                                                       ------------       ------------
                                                                              4,124              3,991
                                                                       ------------       ------------
                                                                       $  2,543,358       $  2,844,259
                                                                       ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                               $    391,685       $    211,061
   Reserve for product replacement                                          160,573            161,062
   Customer deposits                                                           --                 --
                                                                       ------------       ------------
          Total current liabilities                                         552,258            372,123
                                                                       ------------       ------------

Stockholders' equity:
  Preferred stock, $.01 par value;
  authorized 1,000,000 shares;
  issued and outstanding -0- shares
  shares of 10% convertible preferred                                          --                 --
Common stock, $.0025 par value;
  authorized 10,000,000 shares;
  issued and outstanding 4,554,367 shares
  at December 31, 1999 and March 31, 2000                                    11,386             11,386
  Additional paid-in capital                                             10,803,085         10,803,085
  Accumulated deficit                                                    (8,823,371)        (8,342,335)
                                                                       ------------       ------------
                                                                          1,991,100          2,472,136
                                                                       ------------       ------------
                                                                       $  2,543,358       $  2,844,259
                                                                       ============       ============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)

                                                                            2000              1999
                                                                        -----------        ----------
Revenues                                                                $   348,755        $  322,794

Cost of goods sold:
   Inventories, beginning                                                   385,427           375,074
   Purchases                                                                477,187           174,100
                                                                        -----------        ----------
                                                                            862,614           549,174
   Less: inventories, ending                                                710,876           431,847
                                                                        -----------        ----------
                                                                            151,738           117,327
                                                                        -----------        ----------

Gross Profit                                                                197,017           205,467

Selling, general and administrative expenses                                607,150           778,795
Research & Development                                                       82,260            20,700
Amortization expense                                                            795               795
Depreciation expense                                                          8,823             9,765
                                                                        -----------        ----------
                                                                            699,028           810,055
                                                                        -----------        ----------

Net operating loss                                                         (502,011)         (604,588)

Other income (expense)
   Interest income                                                           20,975            35,862
   Bad debt recovery                                                           --               1,350
                                                                        -----------        ----------
                                                                             20,975            37,212
                                                                        -----------        ----------

Loss before income taxes                                                   (481,036)         (567,376)

Provision (benefit) for income taxes                                           --               --
                                                                        -----------        ----------
Net loss                                                                $  (481,036)       $ (567,376)
                                                                        ===========        ==========

 Basic loss per share                                                   $     (0.11)       $    (0.12)
                                                                        ===========        ==========

 Diluted loss per share                                                 $     (0.11)       $    (0.12)
                                                                        ===========        ==========
Weighted average common shares:
     Basic                                                                4,554,367         4,554,367
                                                                        ===========        ==========

     Diluted                                                              4,831,116         4,642,260
                                                                        ===========        ==========

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)

                                                                  2000             1999
                                                              ----------       -----------
Cash flows from operating activities:
   Net loss                                                     (481,036)      $  (567,376)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Depreciation                                                 8,823             9,795
      Amortization                                                   765               795
Changes in assets and liabilities:
      Decrease in accounts receivable                            270,596          (199,122)
      Decrease in prepaid expenses                                15,984           (45,492)
      Increase in Inventories                                   (325,449)          (56,773)
      Decrease in other current assets                              --                --
      Increase in accounts payable and accrued expenses          180,624           292,402
      Decrease in reserve for product replacement                   (489)             (778)
      Decrease in customer deposits                                 --              (1,999)
                                                              ----------       -----------
Net cash used in operating activities                           (330,152)         (568,578)
                                                              ----------       -----------

Cash flows from investing activities:
     Purchase of fixed assets                                    (10,077)           (1,680)
                                                              ----------       -----------
Net cash used in investing activities                            (10,077)           (1,680)
                                                              ----------       -----------

Cash flows from financing activities:
     Repayments of long-term debt                                   --             (19,824)
                                                              ----------       -----------
           Net cash used in financing activities                    --             (19,824)
                                                              ----------       -----------
Net decrease in cash                                            (340,229)         (590,082)

Cash, beginning balance                                        1,742,360         3,415,120
                                                              ----------       -----------
Cash, Ending balance                                          $1,402,131       $ 2,825,038
                                                              ==========       ===========

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTE TO FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)

1.   Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

     (a) Introduction

     The Company was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. Our first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX ProHeart(R) and ENDUROX EXCEL(R). Prosol Plus(TM), a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. In February 1999, we introduced ENDUROX(R)R4(R) Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. In April 2000, we introduced SATIETROL(R), a new diet product that will compete in the approximately $10 billion market for weight loss and weight control products.

     (b) Results of Operations

          (i) Three Months Ended March 31, 2000 versus March 31, 1999

     We incurred a loss of $481,036 or $.11 per share for the fiscal quarter ended March 31, 2000 compared to a loss of $567,376 or $.12 per share for the period ended March 31, 1999. Revenues in the three months ended March 31, 2000 were $348,755 compared to $322,794 for the same period in 1999. Sales revenues reported for the first quarter of 1999 are net of $84,474 for the return of certain products for which the Company allowed full credit.

     Our revenues for the first quarter of 2000 were derived from substantially two sources - ENDUROX R4 (57%) and the original ENDUROX line of products (41%). This is comparable to the first quarter of 1999 when revenues were also derived from the same two sources - ENDUROX R4 (53%) and the original ENDUROX line of products (45%).

     We believe that sales for the original ENDUROX line of products in the three months ended March 31, 2000 (approximately $151,000) are indicative of sales levels of these products in future periods with the current levels of advertising and promotional expenditures. We also believe that sales of ENDUROX R4 will increase in the second quarter due to increased advertising and promotional expenditures coupled with the improvement in the weather. Although not evident from the results in the first quarter of 2000, we believe that the our advertising and promotional support for ENDUROX R4 in the second and third quarters may also stimulate sales of the original ENDUROX line of products. Our new weight loss product, SATIETROL, has been well received since its introduction in early April 2000 and we expect total revenues for the second quarter 2000 to significantly exceed total revenues for the second quarter 1999.

     Our gross profit margin declined from 64% for the three months ended March 31, 1999 to 56% for the three months ended March 31, 2000, primarily as a result of a decrease in the gross profit margin on ENDUROX R4. In 1999, when Endurox R4 was first introduced, it was only available in one size and one flavor. Since then, we have expanded that line to include several size canisters and several flavors, which has increased our cost of goods sold for Endurox R4 products.

     Selling, general and administrative expenses decreased from $778,795 for the three months ended March 31, 1999 to $607,150 (approximately 22%) for the three months ended March 31, 2000. The primary reasons for the decrease in selling, general and administrative expenses between the periods was the elimination of $93,000 in spokesperson's fees and the reduction of $94,000 in advertising, promotion, and package development expenses. Selling, general and administrative costs are expected to increase during the remainder of 2000 as the ENDUROX R4 and SATIETROL advertising and promotional campaigns are carried forth.

     (c) Liquidity and Capital Resources

     Our strong current position is the result of the completion of our initial public offering in the fourth quarter of 1997, which resulted in net proceeds of approximately $5.98 million to the Company. At March 31, 2000, our current assets exceeded our current liabilities by approximately $1.9 million, with a ratio of current assets to current liabilities of approximately 4.4 to 1. Inventory levels were higher at March 31, 2000 compared to December 31, 1999, because we were in the process of building up our SATIETROL inventory in preparation for the introduction of that new product. Accounts receivable were lower at March 31, 2000 compared to December 31, 1999, because sales were lower in the first quarter 2000 than in the fourth quarter of 1999. We expect our accounts receivable turnover to increase in the future, as more sales are transacted through our SATIETROL web site (www.hungeroff.com), where payment is made by credit card.

     We expect to satisfy our cash requirements during the next 12 months from cash on hand. We have no commitments for significant capital expenditures over the next 12 months. The largest expenditures now contemplated (apart from current levels of sales, general and administrative costs) are advertising and promotional expenditures associated with ENDUROX R4 and the introduction of SATIETROL. These expenditures presently are projected in the range of $600,000 over the remainder of 2000.





II.     OTHER INFORMATION


ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a), (b) Changes in Securities: None.

          (c) Sales of Unregistered Securities: None.

          (d) The Registration Statement to which the following disclosures pertain is Registration Statement on Form SB-2 (Registration No. 333-36379) effective December 18, 1997 (the "Registration Statement").

     From the effective date of the Registration Statement through March 31, 2000, net proceeds from the sale of securities pursuant to the Registration Statement have been applied as follows (update numbers):

     (1)  Construction of plant, building and facilities            $    -0-

     (2)  Purchase and installation of
          machinery and equipment                                       83,136

     (3)  Purchase of real estate                                        -0-

     (4)  Acquisition of other businesses                                -0-

     (5)  Repayment of debt                                            156,922

     (6)  Working capital                                            4,026,836

     (7)  Temporary investments*                                     1,357,003

     (8)  Any other purpose expected to                                  -0-
          involve $100,000 or more

     (9)  Research & development                                       354,649
                                                                    ----------

          Total applied through 3/31/00                             $5,978,546
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



                                             PACIFICHEALTH LABORATORIES, INC.


                                             By: /S/ JONATHAN D. RAHN
                                                 --------------------
                                                 JONATHAN D. RAHN

                                             Executive Vice President
                                             (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                             Date: MAY 10, 2000