Form 10QSB
period 2000-06-30
PACIFICHEALTH LABORATORIES INC
filed 2000-08-04
CIK 1000278

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

                 For the quarterly period ended June 30, 2000

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


At August 4, 2000 there were 4,646,367 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                               TABLE OF CONTENTS
                               -----------------


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Balance Sheets as of June 30, 2000
                    and December 31, 1999................................. 3

               Statements of Operations for the three and six
                    months ended June 30, 2000 and 1999................... 4

               Statements of Cash Flows for the six months
                    ended June 30, 2000 and 1999.......................... 5

               Notes to Financial Statements.............................. 6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS................... 7

PART II.  OTHER INFORMATION

     ITEM 2.   Changes in Securities and Use of Proceeds.................. 10

     ITEM 6.   Exhibits and Reports....................................... 11


SIGNATURES................................................................ 11

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS

                                  ASSETS
                                                    June 30,       December 31,
                                                      2000            1999
                                                  (Unaudited)       (Audited)
                                                  -----------      ------------
Current assets:
   Cash and cash equivalents                      $   768,935      $ 1,742,360
   Accounts receivable, net                           695,744          538,837
   Inventories                                      1,257,244          385,427
   Prepaid expenses                                    69,739           89,305
                                                  -----------      -----------
             Total current assets                   2,791,662        2,755,929


Property and equipment, net                            79,297           84,339

Other asset:
Deposits                                               53,991            3,991
                                                  -----------      -----------
                                                  $ 2,924,951      $ 2,844,259
                                                  ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses              658,503          211,061
   Reserve for product replacement                     80,573          161,062
                                                   ----------      -----------
          Total current liabilities                   739,077          372,123

 Stockholders' equity:
    Preferred stock, $.01 par value;
    authorized 1,000,000 shares;
    issued and outstanding -0- shares
    shares of 10% convertible preferred
    Common stock, $.0025 par value;
    authorized 10,000,000 shares;
    issued and outstanding 4,554,367 shares
    at December 31, 1999 and 4,629,367 shares
    at June 30, 2000                                   11,573           11,386
Additional paid-in capital                         10,955,094       10,803,085
Accumulated deficit                                (8,780,793)      (8,342,335)
                                                   ----------      -----------
                                                   2,185, 874        2,472,136
                                                   ----------      -----------

                                                  $ 2,924,951      $ 2,844,259
                                                  ===========      ===========

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                       Three Months                  Six Months
                                                      Ended June 30,                Ended June 30,
                                                -------------------------     -------------------------
                                                   2000           1999            2000         1999
                                                ----------     ----------     -----------   -----------
Revenues                                        $1,485,342     $  527,365     $ 1,834,097   $   850,159

Cost of goods sold                                 633,920        199,097         785,658       316,424
                                                ----------     ----------     -----------   -----------

Gross Profit                                       851,422        328,268       1,048,439       533,735

Selling, general and administrative expenses       816,464        879,302       1,423,614     1,658,097
Research & Development                              34,289         38,634         116,549        59,334
Amortization expense                                   133            795             928         1,590
Depreciation expense                                 9,604          8,869          18,427        18,634
Provision for replacement of product               (35,000)      (162,285)        (35,000)     (162,285)
                                                ----------     ----------     -----------   -----------
                                                   825,490        765,315       1,524,518     1,575,370
                                                ----------     ----------     -----------   -----------

Net operating income (loss)                         25,932       (437,047)       (476,079)   (1,041,635)

Other income (expense)
 Interest income                                    16,646         25,971          37,621        61,833
 Bad debt recovery                                       -              -               -         1,350
                                                ----------     ----------     -----------   -----------
                                                    16,646         25,971          37,621        63,183
                                                ----------     ----------     -----------   -----------

Income (loss) before income taxes                   42,578       (411,076)       (438,458)     (978,452)

Provision for income taxes                               -              -               -             -
                                                ----------     ----------     -----------   -----------

Net income (loss)                               $   42,578     $ (411,076)    $  (438,458)  $  (978,452)
                                                ==========     ==========     ===========   ===========

Basic income (loss) per share                   $     0.01        $ (0.09)    $     (0.10)      $ (0.21)
                                                ==========     ==========     ===========   ===========

Diluted income (loss) per share                 $     0.01        $ (0.09)        $ (0.10)      $ (0.21)
                                                ==========     ==========     ===========   ===========

Weighted average common shares:
  Basic                                          4,597,488      4,554,367       4,575,927     4,554,367
                                                ==========     ==========     ===========   ===========

  Diluted                                        4,928,710      4,554,367       4,858,711     4,563,105
                                                ==========     ==========     ===========   ===========

                        PACIFICHEALTH LABORATORIES, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                       2000              1999
                                                                    -----------       -----------
Cash flows from operating activities:
   Net loss                                                            (438,458)         (978,452)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation                                                    18,427            18,634
         Amortization                                                       928             1,590
         Intrinsic value of non-employee stock options granted           20,946              --
       Changes in assets and liabilities:
         (Increase) / Decrease in accounts receivable                  (156,907)         (259,848)
         (Increase) / Decrease in inventories                          (871,817)           55,744
         (Increase) / Decrease in prepaid expenses                       19,566            38,844
         Increase in other current assets                               (50,928)             --
         Increase in accounts payable and accrued expenses              447,443           137,704
         Decrease in reserve for product replacement                    (80,489)         (166,161)
         Decrease in customer deposits                                     --              (3,333)
                                                                    -----------       -----------
Net cash used in operating activities                                (1,091,289)       (1,155,278)
                                                                    -----------       -----------

Cash flows from investing activities:
   Purchase of fixed assets                                             (13,386)           (7,426)
                                                                    -----------       -----------
Net cash used in investing activities                                   (13,386)           (7,426)
                                                                    -----------       -----------


Cash flows from financing activities:
   Repayments of long-term debt                                            --             (40,135)
   Common stock options exercised                                       131,250              --
                                                                    -----------       -----------
Net cash provided (used) by in financing activities                     131,250           (40,135)
                                                                    -----------       -----------

Net decrease in cash                                                   (973,425)       (1,202,839)

Cash, beginning balance                                               1,742,360         3,415,120
                                                                    -----------       -----------

Cash, ending balance                                                $   768,935       $ 2,212,281
                                                                    ===========       ===========

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

1.   Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

2.   Stock Based Compensation

     The Company granted 312,500 Incentive Stock Options (ISOs) to employees during the first six months of 2000 of which 275,000 vested upon grant with an exercise price of $2.50 per share and 37,500 vest during the first 6 months of 2001 with exercise prices ranging from $2.375 per share to $3.25 per share. The exercise price for all 312,500 options was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized.

     The Company also granted 68,000 stock options to consultants during the first six months of 2000, of which 6,000 vested upon grant with an exercise price of $2.1875 per share, 2,000 vest in the first quarter 2001 with an exercise price of $2.25 per share and 60,000 vest in the first quarter of 2002 with an exercise price of $2.1875 per share. The options granted were determined to have a value of $12,459 and this amount was charged to operations in the quarter ended June 30, 2000 and added to paid-in capital in accordance with SFAS 123.

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


(a) Introduction

     The Company was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. Our first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX PROHEART(R) and ENDUROX EXCEL(R). PROSOL PLUS(TM), a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. We subsequently discontinued active marketing of PROSOL PLUS and ENDUROX PROHEART in order to concentrate our marketing resources on products that we believed had greater sales potential.

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


     (b) Results of Operations - Three Months and Six Months Ended June 30, 2000 versus June 30, 1999

     We recorded net income of $42,578 or $.01 per share for the three months ended June 30, 2000, compared to a loss of $411,076 or $.09 per share for the three months ended June 30, 1999. We incurred a loss of $438,458 or $.10 per share for the six months ended June 30, 2000, compared to a loss of $978,452 or $.21 per share for the six months ended June 30, 1999. The net income in 2000 vs. the net loss in 1999 for the three months period ended June 30, 2000 and the reduction in our net loss in the six month periods ended June 30, 2000, are due primarily to increased sales. We also reduced our reserve for product replacement by $35,000 in the quarter ended June 30, 2000 and $162,285 in the quarter ended June 30, 1999, taking these amounts back into income as described below.

     Revenues in the three months ended June 30, 2000, were $1,485,342 compared to $527,365 for the same period in 1999. Revenues in the six months ended June 30, 2000, were $1,834,097 compared to $850,159 for the same period in 1999. Revenue increases in the first half of 2000 were due primarily to our introduction of SATIETROL, our new diet product, and an 83% increase in sales of ENDUROX R4 Performance/Recovery Drink compared to the same period in 1999. The following table provides additional information concerning our revenues in the first half of 2000 and 1999:


                                             Revenues
                     ------------------------------------------------------
                                  ENDUROX R4
                     ENDUROX &    Performance
                      ENDUROX       Recovery
                       EXCEL          Drink        SATIETROL       Other(1)
                     ---------    ------------     ---------       --------
     2000

First Quarter        $143,365       $199,928        $     --       $ 5,462
Second Quarter        221,564        610,576         650,536         2,666
                     --------       --------        --------       -------
         Total       $364,929       $810,504        $650,536       $ 8,128
                     ========       ========        ========       =======

     1999

First Quarter        $139,984       $173,127        $     --       $ 9,683
Second Quarter        242,588        268,956              --        15,821
                     --------       --------        --------       -------
         Total       $382,572       $442,083        $     --       $25,504
                     ========       ========        ========       =======


(1) - Principally ENDUROX PROHEART and PROSOL PLUS

     Sales revenues reported for the first half of 1999 are net of a credit of $84,474 for the return of certain products.

     Our gross profit margin decreased from 62.2% for the three months ended June 30, 1999 to 57.3% for the three months ended June 30, 2000, and from 62.8% for the six months ended June 30, 1999 to 57.2% for the six months ended June 30, 2000, primarily as a result of a decrease in the gross profit margin on ENDUROX R4 as well as the introduction of SATIETROL into our product mix. When ENDUROX R4 was first introduced last year, it was only available in one size and one flavor. Since then, we have expanded that line to include several size canisters and several flavors, which has increased our cost of goods sold for ENDUROX R4 products. SATIETROL has a lower gross margin than the original ENDUROX and ENDUROX R4 product lines as this product competes in the highly competitive weight loss products segment resulting in competitive pricing pressures.

     Our selling, general and administrative expenses decreased from $879,302 for the three months ended June 30, 1999 to $816,464 (approximately 7%) for the three months ended June 30, 2000, and from $1,658,097 for the six months ended June 30, 1999 to $1,423,614 (approximately 14%) for the six months ended June 30, 2000. These decreases resulted primarily from the elimination of certain spokesperson's fees and the reduction of advertising, promotion, and package development expenses. Selling, general and administrative costs are expected to increase during the remainder of 2000 as the ENDUROX R4 and SATIETROL advertising and promotional campaigns are carried forth.

     In 1997, we reformulated our original ENDUROX product into a caplet, rather than a capsule, because the capsule form was very hygroscopic and became altered in size and color in conditions of high heat and humidity. At June 30, 1997 we estimated a reserve for charges resulting from exchanging our retailers' inventory of capsules for caplets or issuing a credit refund for returned capsules. At the end of each quarter, we compare the reserve's balance to a current estimate of capsule exchange/credit refund exposure. At June 30, 1999, we estimated that our remaining capsule exchange for caplets and /or credit refunds would not exceed $178,303. As a result, we reduced our reserve by $162,285 and offset our net loss for the three and six months ended June 30, 1999 by taking that amount back into income in the second quarter. At June 30, 2000, we estimated that our remaining capsule exchange for caplets and /or credit refunds would not exceed $80,573. As a result, we reduced our reserve by $35,000 and increased our net income for the three months ended June 30, 2000 and offset our net loss for the six months ended June 30, 2000 by taking that amount back into income in the second quarter.



     (c) Liquidity and Capital Resources

     At June 30, 2000, our current assets exceeded our current liabilities by approximately $2.0 million, with a ratio of current assets to current liabilities of approximately 3.8 to 1. The Company received cash in the amount of $131,250 during the quarter ended June 30, 2000 for the exercise of 75,000 shares of stock under the Company's 1995 Incentive Stock Option Plan. Accounts receivable were higher at June 30, 2000 compared to December 31, 1999 because sales were higher in the second quarter 2000 than in the fourth quarter of 1999. We increased our accounts receivable turnover in the second quarter of 2000 as initial sales of SATIETROL were made through our SATIETROL web site (www.hungeroff.com), where payment is made via credit card. As we increase sales of SATIETROL to other retailers and Internet sites, sales of SATIETROL through our web site as a percentage of sales will decrease. Inventory levels are higher at June 30, 2000 compared to December 31, 1999 because we are in the process of building up our SATIETROL inventory in preparation for the national launch of this product in retail outlets and on direct TV. The SATIETROL line also has been broadened to include a new chocolate flavor.

     We expect to satisfy our cash requirements during the next 12 months from cash on hand provided we continue to maintain the same level of advertising and promotional expenditures. We have no commitments for significant capital expenditures over the next 12 months and the largest expenditures now contemplated (apart from current levels of sales, general and administrative costs) are advertising and promotional expenditures associated with ENDUROX R4 and the national launch of SATIETROL. These expenditures presently are projected in the range of $500,000 over the remainder of 2000. If sales continue to rise at their present pace, management may seek additional equity to enable the Company to increase their expenditures for advertising, marketing, and inventory to support this expanding sales base. Management may also seek additional equity to fund the launch of additional flavors and line extensions for ENDUROX R4 in the first quarter of 2001 and to fund the launch of a SATIETROL meal replacement product now scheduled for January 2001.

PART II OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a), (b) Changes in Securities: None

     (c) Sales of Unregistered Securities: None

     (d) The Registration Statement to which the following disclosures pertain is Registration Statement on Form SB-2 (Registration No. 333-36379) effective December 18, 1997 (the "Registration Statement").

     From the effective date of the Registration Statement through June 30, 2000, net proceeds from the sale of securities pursuant to the Registration Statement in the amount of $5,978,546 have been applied as follows:

         (1)   Construction of plant, building
               and facilities                                $ -0-

         (2)   Purchase and installation of
               machinery and equipment                           87,373

         (3)   Purchase of real estate                         -0-

         (4)   Acquisition of other businesses                 -0-

         (5)   Repayment of debt                                156,922

         (6)   Working capital                                4,581,331

         (7)   Temporary investments*                           763,982

         (8)   Any other purpose expected to                   -0-
               involve $100,000 or more

         (9)   Research & development                           388,938
                                                             ----------

               Total applied through 6/30/00                 $5,978,546
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:


              Exhibit
                No.               Description
              -------       ------------------------
                27          Financial Data Schedule.

          (b) Reports on Form 8-K:

              On June 13, 2000, we filed a Current Report on Form
              8-K reporting the appointment of Stephen P. Kuchen to the Board of Directors.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             PACIFICHEALTH LABORATORIES, INC.


                                             By: /s/ STEPHEN P. KUCHEN
                                                 ---------------------
                                                 STEPHEN P. KUCHEN

                                             Vice President
                                             (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)


                                             Date: AUGUST 4, 2000
                                                   --------------