Form 10QSB
period 2000-09-30
PACIFICHEALTH LABORATORIES INC
filed 2000-11-07
CIK 1000278

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ----------------------------

                                   FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000

                                      -OR-

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from...to...

                          Commission File No. 333-36379


                        PACIFICHEALTH LABORATORIES, INC.
               -------------------------------------------------
               (Exact name of issuer as specified in its charter)


              DELAWARE                                         22-3367588
     -------------------------------                    ---------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

         1480 Route 9 North, Suite 204
              Woodbridge, NJ                                     07095
     ----------------------------------------                  ---------
     (Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (732) 636-6141


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


At November 3, 2000 there were 4,646,367 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                               TABLE OF CONTENTS
                               -----------------


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Independent Accountants' Report............................ 3

               Balance Sheets as of September 30, 2000
                    and December 31, 1999................................. 4

               Statements of Operations for the three and nine
                    months ended September 30, 2000 and 1999.............. 5

               Statements of Cash Flows for the nine months
                    ended September 30, 2000 and 1999..................... 6

               Notes to Financial Statements.............................. 7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS................... 8

PART II.  OTHER INFORMATION

     ITEM 2.      Changes in Securities and Use of Proceeds.............. 11

     ITEM 6.      Exhibits and Reports................................... 12


SIGNATURES............................................................... 13

                        INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
PacificHealth Laboratories, Inc.


We have reviewed the accompanying balance sheet, statement of operations, and statement of cash flows of PacificHealth Laboratories, Inc. as of September 30, 2000, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.




                                             LARSON, ALLEN, WEISHAIR & CO., LLP.


Blue Bell, Pennsylvania
October 30, 2000

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                   September 30,   December 31,
                                                       2000            1999
                                                    (Unaudited)     (Audited)
                                                   -------------   ------------
Current assets:
   Cash and cash equivalents                       $    546,284    $  1,742,360
   Accounts receivable, net                             664,851         538,837
   Inventories                                        1,454,853         385,427
   Prepaid expenses                                      46,963          89,305
                                                   ------------    ------------
               Total current assets                   2,712,951       2,755,929

Property and equipment, net                              80,683          84,339

Other asset:
   Deposits                                              53,991           3,991
                                                   ------------    ------------

                                                   $  2,847,625    $  2,844,259
                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                502,829         211,061
   Reserve for product replacement                       80,573         161,062
                                                   ------------    ------------
          Total current liabilities                     583,402         372,123
                                                   ------------    ------------

Stockholders' equity:
   Preferred stock, $.01 par value;
    authorized 1,000,000 shares;
    issued and outstanding -0- shares
    shares of 10% convertible preferred                    --              --
   Common stock, $.0025 par value;
    authorized 10,000,000 shares;
    issued and outstanding 4,554,367 shares
    at December 31, 1999 and 4,646,367 shares
    at September 30, 2000                                11,616          11,386
   Additional paid-in capital                        11,005,910      10,803,085
   Accumulated deficit                               (8,753,303)     (8,342,335)
                                                   ------------    ------------
                                                      2,264,223       2,472,136
                                                   ------------    ------------

                                                   $  2,847,625    $  2,844,259
                                                   ============    ============



                       See notes to financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                            Three Months                         Nine Months
                                                         Ended September 30,                  Ended September 30,
                                                    -----------------------------        ------------------------------
                                                        2000              1999              2000               1999
                                                        ----              ----              ----               ----
Revenues                                            $ 1,503,541       $   626,446        $ 3,337,138        $ 1,476,605

Cost of goods sold                                      676,427           246,131          1,462,085            562,556
                                                    -----------       -----------        -----------        -----------

Gross Profit                                            827,114           380,315          1,875,053            914,049

Selling, general and administrative expenses            725,167           610,404          2,148,783          2,270,725
Research & Development                                   69,456            59,207            186,005            118,542
Amortization expense                                       --                 795                928              2,385
Depreciation expense                                     10,533             8,681             28,960             27,315
Provision for replacement of product                       --                --              (35,000)          (162,285)
                                                    -----------       -----------        -----------        -----------
                                                        805,156           679,087          2,329,676          2,256,682
                                                    -----------       -----------        -----------        -----------

Net operating income (loss)                              21,958          (298,772)          (454,623)        (1,342,633)

Other income (expense)
   Interest income                                        6,033            21,464             43,655             85,521
   Bad debt recovery                                       --                --                 --                1,350
                                                    -----------       -----------        -----------        -----------
                                                          6,033            21,464             43,655             86,871
                                                    -----------       -----------        -----------        -----------

Income (loss) before income taxes                        27,991          (277,308)          (410,968)        (1,255,762)

Provision for income taxes                                 --                --                 --                 --
                                                    -----------       -----------        -----------        -----------

Net income (loss)                                   $    27,991       $  (277,308)       $  (410,968)       $(1,255,762)
                                                    ===========       ===========        ===========        ===========

Basic income (loss) per share                       $      0.01       $     (0.06)       $     (0.09)       $     (0.28)
                                                    ===========       ===========        ===========        ===========

Diluted income (loss) per share                     $      0.01       $     (0.06)       $     (0.09)       $     (0.28)
                                                    ===========       ===========        ===========        ===========

Weighted average common shares:
     Basic                                            4,641,041         4,554,367          4,597,790          4,554,367
                                                    ===========       ===========        ===========        ===========

     Diluted                                          4,716,604         4,672,729          4,788,753          4,607,776
                                                    ===========       ===========        ===========        ===========

                       See notes to financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                          2000                  1999
                                                                          ----                  ----
Cash flows from operating activities:
   Net loss                                                             (410,968)            (1,255,762)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation                                                      28,960                 27,315
        Amortization                                                         928                  2,385
        Intrinsic value of non-employee stock options granted             43,055                   --
     Changes in assets and liabilities:
        (Increase) / Decrease in accounts receivable                    (126,014)              (242,649)
        (Increase) / Decrease in inventories                          (1,069,426)               112,956
        (Increase) / Decrease in prepaid expenses                         42,342                105,816
        Increase in other assets                                         (50,928)                  --
        Increase in accounts payable and accrued expenses                291,768                  1,739
        Decrease in reserve for product replacement                      (80,489)              (166,487)
        Decrease in customer deposits                                       --                   (3,333)
                                                                     -----------            -----------
Net cash used in operating activities                                 (1,330,772)            (1,418,020)
                                                                     -----------            -----------


Cash flows from investing activities:
     Purchase of fixed assets                                            (25,304)               (12,609)
                                                                     -----------            -----------
Net cash used in investing activities                                    (25,304)               (12,609)
                                                                     -----------            -----------

Cash flows from financing activities:
     Repayments of long-term debt                                           --                  (60,944)
     Common stock options exercised                                      160,000                   --
                                                                     -----------            -----------
Net cash provided (used) by in financing activities                      160,000                (60,944)
                                                                     -----------            -----------

Net decrease in cash                                                  (1,196,076)            (1,491,573)

Cash, beginning balance                                                1,742,360              3,415,120
                                                                     -----------            -----------

Cash, ending balance                                                 $   546,284            $ 1,923,547
                                                                     ===========            ===========


                       See notes to financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


1. Basis of presentation:

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


2. Stock Based Compensation

   The Company granted 312,500 Incentive Stock Options (ISOs) to employees during the first nine months of 2000 of which 275,000 vested upon grant with an exercise price of $2.50 per share and 37,500 vest during the first six months of 2001 with exercise prices ranging from $2.375 per share to $3.25 per share. The exercise price for all 312,500 options was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized.

   The Company also granted 100,500 stock options to consultants during the first nine months of 2000, of which 6,000 vested upon grant with an exercise price of $2.1875 per share, 64,500 vest during the first nine months of 2001 with exercise prices ranging from $2.1875 per share to $3.50 per share, and 30,000 vest during the first quarter 2002 with an exercise price of $2.1875 per share. The Company extended 127,750 warrants during the third quarter 2000 issued to a consultant to the Company for a period of one year expiring in July 2001 at exercises prices ranging from $3.75 to $6.25 per share. The options and warrant extensions were determined to have a value of $22,109 for the three months ended September 30, 2000 and a value of $43,056 for the nine months ended September 30, 2000. These amounts were charged to operations in the quarter ended September 30, 2000 and the nine months ended September 30, 2000 respectively, and were added to paid-in capital inaccordance with SFAS 123.

                       See notes to financial statements

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

         In February 1999, we introduced ENDUROX(R)R(4)(R) Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. In April 2000, we introduced SATIETROL(R), a new diet product that will compete in the approximately $10 billion market for weight loss and weight control products.


(b) Results of Operations - Three Months and Nine Months Ended
    September 30, 2000 versus September 30, 1999

         We recorded net income of $27,991 or $.01 per share for the three months ended September 30, 2000, compared to a loss of $277,308 or $.06 per share for the three months ended September 30, 1999. We incurred a loss of $410,968 or $.09 per share for the nine months ended September 30, 2000, compared to a loss of $1,255,762 or $.28 per share for the nine months ended September 30, 1999. The net income in 2000 vs. the net loss in 1999 for the third quarter and the reduction in our net loss in the nine month period ended September 30, 2000 compared to the similar period in 1999, are due primarily to increased sales. We also reduced our reserve for product replacement by $35,000 in the nine months ended September 30, 2000 and $162,285 in the nine months ended September 30, 1999, taking these amounts back into income as described below.

         Revenues in the three months ended September 30, 2000, were $1,503,541 compared to $626,446 for the same period in 1999. Revenues in the nine months ended September 30, 2000, were $3,337,138 compared to $1,476,605 for the same period in 1999. Revenue increases in the first nine months of 2000 were due primarily to our introduction of SATIETROL, our new diet product, and a 49% increase in sales of ENDUROX R(4) Performance/Recovery Drink compared to the same period in 1999. The following table provides additional information concerning our revenues in the first nine months of 2000 and 1999:

                                                                   Revenues
                                          -------------------------------------------------------
                                                         ENDUROX R(4)
                                            ENDUROX &    Performance
                                            ENDUROX      Recovery
                                             EXCEL         Drink        SATIETROL       Other(1)
                                          -----------    ----------    -----------      ---------
                  2000
                  ----
         First Quarter                     $143,365    $  199,928     $        -         $ 5,462
         Second Quarter                     221,564       610,576        650,536           2,666
         Third Quarter                      163,283       517,342        822,705            (289)
                                           --------      --------      ---------         -------
                  Total                    $528,212    $1,327,846     $1,473,241         $ 7,839
                                           ========      ========     ==========         =======
                  1999
                  ----
         First Quarter                     $139,984      $173,127     $        -         $ 9,683
         Second Quarter                     242,588       268,956              -          15,821
         Third Quarter                      178,538       443,880              -           4,028
                                           --------      --------     ----------         -------
                  Total                    $561,110      $885,963     $        -         $29,532
                                           ========      ========     ==========         =======


         (1) - Principally ENDUROX PROHEART and PROSOL PLUS

         Sales revenues reported for the first nine months of 1999 are net of a credit of $84,474 for the return of certain products.

         Gross profit margin decreased from 60.7% for the three months ended September 30, 1999 to 55.0% for the three months ended September 30, 2000, and from 61.9% for the nine months ended September 30, 1999 to 56.2% for the nine months ended September 30, 2000, primarily as a result of a decrease in the gross profit margin on ENDUROX R(4), the introduction of SATIETROL into our product mix, and, for the three months ended September 30, 2000, payment discounts offered to customers. When ENDUROX R(4) was first introduced last year, it was only available in one size and one flavor. Since then, we have expanded that line to include several size canisters and several flavors, which has increased our cost of goods sold for ENDUROX R(4) products. SATIETROL has a lower gross margin than the original ENDUROX and ENDUROX R(4) product lines as this product competes in the highly competitive weight loss products segment resulting in competitive pricing pressures. Payment discounts were offered in the third quarter 2000 in order to accelerate collection of large receivables. We may continue to offer discounts to customers from time to time to accelerate cash flow.

         Selling, general and administrative expenses increased from $610,404 for the third quarter 1999 to $725,167 (approximately 19%) for the third quarter 2000. Selling, general and administrative expenses decreased from $2,270,725 for the nine months ended September 30, 1999 to $2,148,783 (approximately 5%) for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses for the third quarter 2000 is due primarily to increases in advertising expenses, convention expenses, and consulting fees offset by the elimination of certain spokespersons' fees. Advertising expenses were increased primarily to support the continued national rollout of the SATIETROL product, which began in August 2000. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 is due primarily to the elimination of certain spokespersons' fees. Selling, general and administrative expenses are expected to increase during the fourth quarter of 2000 as we continue the SATIETROL advertising and promotional campaign to develop the sales potential of the product.

         Research and development expenses increased from $59,207 for the three months ended September 30, 1999 to $69,456 for the three months ended September 30, 2000, and increased from $118,542 for the nine months ended September 30, 1999 to $186,005 for the nine months ended September 30, 2000. This is due to the research and development program associated with the SATIETROL product line. Our research and development on SATIETROL led us to file a patent in February 2000. The U.S. Patent and Trademark office issued a Notice of Allowability of Claims for SATIETROL in October 2000. All 72 claims were allowed. Another patent incorporating the SATIETROL technology was filed in July 2000 and we plan to file two additional patents based on this technology in the fourth quarter of 2000. We anticipate that these research and development costs will continue at this level as we broaden both the SATIETROL and ENDUROX R(4) product lines.

         In 1997, we reformulated our original ENDUROX product into a caplet, rather than a capsule, because the capsule form was very hygroscopic and became altered in size and color in conditions of high heat and humidity. At June 30, 1997 we estimated a reserve for charges resulting from exchanging our retailers' inventory of capsules for caplets or issuing a credit refund for returned capsules. At the end of each quarter, we compare the reserve's balance to a current estimate of capsule exchange/credit refund exposure. At June 30, 1999, we estimated that our remaining capsule exchange for caplets and/or credit refunds would not exceed $178,303. As a result, we reduced our reserve by $162,285 at June 30, 1999 and our net loss for the nine months ended September 30, 1999 was offset by taking that amount back into income in the second quarter of 1999. At June 30, 2000, we estimated that our remaining capsule exchange for caplets and/or credit refunds would not exceed $80,573. As a result, we reduced our reserve by $35,000 at June 30, 2000 and our net loss for the nine months ended September 30, 2000 was offset by taking that amount back into income in the second quarter of 2000.

(c) Liquidity and Capital Resources

         At September 30, 2000, our current assets exceeded our current liabilities by approximately $2.1 million, with a ratio of current assets to current liabilities of approximately 4.7 to 1. The Company received cash in the amount of $28,750 during the quarter ended September 30, 2000 for the exercise of 17,000 shares of stock under the Company's 1995 Incentive Stock Option Plan. Accounts receivable were higher at September 30, 2000 compared to December 31, 1999 as sales were higher in the third quarter 2000 than in the fourth quarter of 1999. Accounts receivable as a percentage of sales decreased, however, due to quicker collections achieved through offering discounts to certain customers. Initially, a large portion of our sales of SATIETROL was through our web site (www.hungeroff.com). Sales through our web site have decreased since August 2000, as we have increased SATIETROL sales to other Internet retailer sites and to our traditional retailers nationally. This change in our sales mix of SATIETROL customers served to decrease accounts receivable turnover, since sales made through our SATIETROL web site are paid directly to us by the consumer via credit card, whereas the majority of our sales are now to retailers who pay according to standard industry credit terms. We were able to offset this decrease in accounts receivable turnover during the three and nine month periods by accelerating collections of certain large receivables by offering payment discounts. Inventory levels were substantially higher at September 30, 2000 compared to December 31, 1999 in order to support both actual and anticipated increased sales levels. The initial response to SATIETROL upon its introduction in April 2000 was very positive and inventory was purchased to meet sales based on sales growth we anticipated from the original response. We have also built SATIETROL inventory in anticipation of the coming diet season that begins after the holidays, with expected shipments to our retailer base beginning in December 2000.

         We are currently seeking additional equity financing in order to fund our expected growth. We have no commitments for significant capital expenditures over the next 12 months. The largest expenditures now contemplated (apart from expenses necessary to support current levels of sales, general and administrative costs) are advertising and promotional expenditures associated with the continued development of SATIETROL sales and to fund the launch of a SATIETROL meal replacement product scheduled for January 2001. These expenditures presently are projected in the range of $500,000 over the remainder of 2000 and $1,000,000 for the first quarter of 2001. We are also seeking additional equity to enable us to finance the additional inventory needed to support this expanding sales base and to fund the launch of additional flavors and line extensions for ENDUROX R(4) in the first quarter of 2001. We anticipate seeking approximately $2,000,000 for all of these purposes. Without adequate financing, sales and corporate growth may be limited.


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

         From the effective date of the Registration Statement through June 30, 2000, net proceeds from the sale of securities pursuant to the Registration Statement in the amount of $5,978,546 have been applied as follows:

         (1)      Construction of plant, building
                  and facilities                                        $    -0-

         (2)      Purchase and installation of
                  machinery and equipment                                 99,291

         (3)      Purchase of real estate                                    -0-

         (4)      Acquisition of other businesses                            -0-

         (5)      Repayment of debt                                      156,922

         (6)      Working capital                                      4,733,941

         (7)      Temporary investments*                                 529,998

         (8)      Any other purpose expected to                              -0-
                  involve $100,000 or more

         (9)      Research & development                                 458,394
                                                                      ----------

                  Total applied through 9/30/00                       $5,978,546
                                                                      ==========

* Short term commercial paper and/or money market funds.


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


                                       PACIFICHEALTH LABORATORIES, INC.


                                       By: /S/ STEPHEN P. KUCHEN
                                           -----------------------
                                           STEPHEN P. KUCHEN

                                           Vice President
                                           (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)

                                          Date: NOVEMBER 3, 2000