Form 10KSB
period 2000-12-31
PACIFICHEALTH LABORATORIES INC
filed 2001-03-28
CIK 1000278

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                        PACIFICHEALTH LABORATORIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                              22-3367588
     ------------------------------              ------------------
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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0025 per share.

Check whether the issuer (1) filed all reports required to be filed by Section
     13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.
     Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were $3,841,387.

The aggregate market value of the common equity held by non-affiliates based on the closing sale price of Common stock as of February 28, 2001, was $2,766,130.

The number of shares outstanding of each class of the issuer's common equity, as of February 28, 2001, was as follows: Common Stock - 4,646,367 shares.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                        PACIFICHEALTH LABORATORIES, INC.
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS
                                -----------------


PART I

ITEM 1.  BUSINESS.............................................................3
ITEM 2.  DESCRIPTION OF PROPERTY.............................................12
ITEM 3.  LEGAL PROCEEDINGS...................................................12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............13
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................14
ITEM 7.  FINANCIAL STATEMENTS................................................19
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.................................19

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT ................................................................20
ITEM 10. EXECUTIVE COMPENSATION..............................................23
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT..........................................................26
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................28
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.........................................................28

PART I


ITEM 1. BUSINESS.

1(a) Business Development:

         PacificHealth Laboratories, Inc. (hereinafter referred to as the "Company") is a research based Company incorporated in the State of Delaware in April 1995 to develop and market innovative nutritional and natural products which have demonstrable benefits to improve health and well being and which can be marketed without prior Food and Drug Administration approval under current regulatory guidelines.

1(b) Business of the Issuer

         The Company is a nutrition and natural product company strongly committed to research and development of dietary and nutritional supplements that can enhance health and well being. The Company selects product categories in which it believes: (1) there has been little prior innovation, (2) market potential justifies broad scale consumer advertising and (3) a proprietary position can be established and maintained. The Company's three primary areas of research to date have been sports nutrition, weight loss and diabetes.

         The Company's first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX ProHeart(R) and ENDUROX EXCEL(R). Prosol Plus(TM), a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. In February 1999, the Company introduced ENDUROX(R)R4(TM) Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance, extended endurance, decreased post-exercise muscle stress and reduced free radical build-up. In April 2000, the Company introduced a new weight loss product, SATIETROL(R), that competes in the approximately $10 billion market for weight loss and weight control products.

         The Company's business activities have been financed primarily with proceeds from private placements in 1995 and 1996, and an initial public offering of Common Stock that was completed in December 1997. The Company's revenues since its first year of operations are as follows:

                         Year              $ Amount
                         ----              --------
                         1996              3,085,726
                         1997              3,356,725
                         1998              1,000,019
                         1999              2,112,399
                         2000              3,841,387

         All of the Company's existing products, and its proposed products, are expected to be manufactured in the United States by third parties. See Item 1(b)(i) below.

1(b)(i) Principal Products and Markets

         (a) ENDUROX(R) Product Line-Dietary Supplements

         The Company's initial product, ENDUROX(R), is a dietary supplement of which the principal ingredient is the herb ciwujia. Laboratory tests and trials have demonstrated that ENDUROX changes the way the body fuels a workout by shifting the fuel source from carbohydrate to fat, thereby increasing fat metabolism; builds endurance by slowing the lactic acid buildup that causes muscle soreness and fatigue; raises the anaerobic threshold during workout; and speeds recovery following workout, as measured by heart rate and lactic acid levels. The Company introduced ENDUROX in March 1996 and commenced commercial sales of the product in May 1996. In December 1996, the Company was issued patent #5,585,101 for its ENDUROX product. ENDUROX is sold in caplet form.

         ENDUROX EXCEL(R) and ENDUROX ProHeart(R) were introduced in March 1997. ENDUROX EXCEL contains 50% more ciwujia than regular ENDUROX, plus vitamin E. It is targeted to "serious" athletes, i.e., individuals who engage in competitive athletics or whose exercise regimen is comparable to that of a competitive athlete. ENDUROX ProHeart, which contains vitamins E and C and folic acid, was targeted to heart conscious consumers who exercise regularly. ENDUROX ProHeart was discontinued in 1999 as the Company decided to use its limited financial resources on other products which management believes have greater market potential.

         (b) ENDUROX(R)R4(TM) Recovery / Performance Drink

         The Company launched ENDUROX R4 Performance / Recovery Drink in March 1999. Clinical trials of this product had been conducted during 1998 at the University of North Texas Health Science Center in Fort Worth, Texas and the Human Performance Lab at St. Cloud University in St. Cloud, Minnesota. In these trials, the Company's product was tested against the nation's leading sports drink and shown to deliver equal hydration effectiveness, while enhancing performance and extending endurance by 55%, decreasing post-exercise muscle stress by 36%, reducing free radical build-up by 69%, and increasing insulin levels by 70%. The results of these trials were presented at the American College of Sports Medicine's national meeting in 1999.

         The Company advertises ENDUROX R4 nationally in such magazines as Bicycling, Running Times, Fitness Swimmer, Inside Triathlon, Triathlete, and numerous other publications. At the present time, this product is being sold in over 5,000 retail outlets including General Nutrition Centers, health food stores and bicycle retailers, as well as through catalog and Internet companies. ENDUROX R4 was introduced as a 2.28 lb. canister (14-serving) Fruit Punch flavor, and is now available in a Tangy Orange flavor, as well as an economy size 4.56 lb. canister in both flavors. A Lemon Lime flavor in both sizes will be added in 2001.

         In April 2000, the Company was issued patent #6,051,236 for ENDUROX R4 covering all 77 claims, including claims that the product (a) increases endurance, (b) reduces post-exercise muscle damage, and (c) speeds the replenishment of muscle carbohydrate stores. Patent office acceptance of these claims does not necessarily permit the Company to make any specific claims to the public regarding this product. The Company's ability to make those claims is governed by Food and Drug Administration, Federal Trade Commission, and other federal government agency regulations and guidelines.

         (c)  SATIETROL(R)

         SATIETROL, the Company's new weight loss product, is based on the use of nutritional ingredients to stimulate cholecystokinin (CCK), a protein released after eating which has shown to be an important satiety signal in humans.

          In the early 1980's, researchers at Columbia University demonstrated that CCK was an important satiety signal in humans. CCK causes individuals to feel fuller even without eating. Studies have shown that an injection of CCK reduced food intake by 16-22%. The release of CCK has been shown to be stimulated by the ingestion of protein and fat. When CCK is stimulated by ingestion of food, it activates two negative feedback loops that inhibit continued release of CCK. One mechanism involves the pancreas and the second involves the gall bladder. When CCK is stimulated, the pancreas secretes protease enzymes, which inactivates a protein called CCK Releasing Peptide (CCKRP). When this protein is inactivated, release of CCK is halted. The second mechanism that controls CCK release is the gall bladder. CCK stimulates the gall bladder to release bile salts. Bile salts are powerful inhibitors of further CCK release. A major problem with the direct use of CCK as a supplement is that it must be given by injection since stomach enzymes activate it.

         The Company's research efforts have focused on developing a calorically efficient nutritional formula that can be taken orally which would stimulate CCK release and extend its duration of action. Such a product would be highly useful in control of weight by helping overweight individuals feel fuller or more satiated while eating less food. This formulation became the basis for the Company's first weight loss product, SATIETROL. The Company has developed a number of SATIETROL formulas that stimulate and extend the action of CCK and has filed a number of patents regarding this unique technology.

         Clinical studies presented at the North American Association for the Study of Obesity (NAASO) 1999 national meeting have shown that, when taken as a pre meal beverage 10-15 minutes before eating, SATIETROL can reduce hunger up to 40% 3 1/2 hours after eating and reduce caloric consumption in a subsequent meal by 43%. In October 2000, the Company received a Notice of Allowance of Claims from the U.S. Patent Office for all 72 claims for SATIETROL including its use for Type 2 diabetes as well as conjunctive use with other products for treatment of bulimia. Studies on CCK have also suggested that this agent may be effective for treating Type 2 diabetes, one of the fastest growing chronic diseases in the United States. The Company intends to conduct studies to determine if SATIETROL would be of value in Type 2 diabetes.

         The Company's objective is to develop a patent portfolio to protect its proprietary technology involving the use of nutritional ingredients to stimulate and extend the action of CCK. The Company has the following patents pending:

---------------------------------------------------------------------------------------------------------------
                                           PATENT                                                  STATUS
---------------------------------------------------------------------------------------------------------------
Nutritional Intervention Composition for Enhancing and Extending Satiety                       Approved 10/00
---------------------------------------------------------------------------------------------------------------
Nutritional Intervention Composition for Enhancing and Extending Satiety (International)          Pending
---------------------------------------------------------------------------------------------------------------
Nutritional Intervention Composition for Enhancing and Extending Satiety (Method-DIV)             Pending
---------------------------------------------------------------------------------------------------------------
A Method for Extending the Satiety of Food by Adding a Nutritional Composition Designed to        Pending
Stimulate Cholecystokinin (CCK)
---------------------------------------------------------------------------------------------------------------
Composition Containing Protease Inhibitor Extends Post Meal Satiety                               Pending
---------------------------------------------------------------------------------------------------------------
Nutritional Composition for Improving the Efficacy of a Lipase Inhibitor                          Pending
---------------------------------------------------------------------------------------------------------------
Use of a Bile Acid Sequestrant to Extend Satiety                                                  Pending
---------------------------------------------------------------------------------------------------------------

         In April 2000, the Company launched its first SATIETROL product. SATIETROL is a powder that is mixed with 6-8 oz of water and taken 10-15 minutes before a meal. It is the first weight loss product commercially available that is designed to stimulate CCK, the body's own satiety mechanism. The market for all types of weight loss products and services in the US exceeds $50 billion a year and government figures estimate that 55% of adult Americans are overweight. SATIETROL is available in chocolate and vanilla flavors. In January 2001, the Company introduced SATIETROL COMPLETE, a 220 calorie meal replacement product that incorporates the SATIETROL technology. The Company's clinical studies presented at the NAASO national meeting in 2000 showed that, versus the leading meal replacement product, SATIETROL COMPLETE was more effective in reducing hunger over 5 hours and reducing caloric consumption in a subsequent meal. The meal replacement market segment in the United States exceeds $900 million. SATIETROL COMPLETE is a powder mixed with skim, soy, or rice milk that is available in chocolate and vanilla flavors.

         The Company has also embarked on a clinical study investigating the concomitant use of SATIETROL with orlistat, the number one selling prescription diet product in the U.S. Recent studies indicate that orlistat may reduce CCK levels which could translate into increased appetite. If this were the case, SATIETROL used in combination with orlistat would offer significant benefits.

         (d) ACCELERADE(R)

         The Company began research and development and formulation work on a new generation of sports drink, ACCELERADE, in the 3rd quarter of 2000. ACCELERADE uses the ENDUROX R4 technology that features the patented 4-1 ratio of carbohydrate to protein to speed the movement of carbohydrate from the blood into the muscle during exercise. By increasing the energy efficiency of every gram of carbohydrate an athlete consumes, ACCELERADE spares muscle glycogen and improves endurance capacity. In clinical trials conducted by the Company, subjects taking ACCELERADE increased endurance performance by 22% compared to subjects drinking a conventional sports drink containing the same amount of carbohydrate. ACCELERADE should be commercially launched in the 2nd quarter of 2001.

         (d) Other Products

         The Company also sells, on a limited basis, PROSOL PLUS(TM), a unique product that combines hypericum (St. John's Wort), ginkgo biloba and four essential vitamins and which is used to maintain and promote a positive mental and emotional state.

1(b)(ii) Distribution Methods

         The Company has pursued a "multi-channel" distribution strategy in marketing its ENDUROX line of products. These products are sold through the General Nutrition Centers ("GNC") chain, independent health food retailers, sports specialty stores, health clubs, catalogs, and on the Internet.

         The Company began distribution of ENDUROX in Canada in 1997 through an independent distributor with the first retail sales made in April 1997. In 1998, the Company began selling its ENDUROX products in South Africa with an independent distributor on a non-exclusive basis. In 2000, the Company began selling its ENDUROX products in Brazil, Hong Kong, and Singapore through independent distributors on a non-exclusive basis

         SATIETROL is sold through Internet retailers, select health food chains, television direct response programs, and over the Company's Internet site at www.hungeroff.com.
        -----------------

         To support its marketing efforts, the Company advertises in trade and consumer health food and sports magazines that are intended to reach its targeted consumer. In addition, the Company attends trade shows and exhibitions, sponsors promotional programs/events and in-store promotions, and engages in an extensive public relations effort that has resulted in articles in numerous health, fitness, trade and natural product publications, newspaper coverage, and television spots. In addition, the Company utilizes a number of paid endorsers to promote its sports nutrition line of products, including several well-known athletes and a number of professional coaches who specialize in bicycling, running, swimming and triathlete disciplines.

         In the twelve-month periods ended December 31, 2000 and December 31, 1999, the Company's expenditures for product advertising and promotion were approximately $1,678,796 and $1,533,108, respectively.

1(b)(iii) Status of Publicly Announced New Products

         The status of all products which have been the subject of or mentioned in public announcements by the company in the past year are discussed above under the caption "Principal Products and Markets".

1(b)(iv) Competition

         Depending on the product category, the Company's competition varies.

         The sports drink market in which Endurox R4 competes is dominated by such brands as Gatorade and Powerade who sell ready-to-drink products, as well as smaller companies such as Cytosport (Cytomax), Champion Nutrition (Revenge), and Twin Labs (Ultrafuel) who sell powdered, ready-to-mix products. In addition, there are a number of new foreign entries such as Enervit and Extran that have recently introduced sports drinks into the U.S. focusing on the endurance athlete. Increased competitive activity from such companies could have a material, adverse effect on the Company since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than the Company.

         The competitive market for weight loss products is divided into four basic segments: herbal supplements (e.g., Metabolite), meal replacement products (e.g., Slim Fast), food plans (e.g., Weight Watchers) and prescription products (e.g., Xenical). Today, weight loss products are manufactured by dietary supplement manufacturers, pharmaceutical manufacturers, diet food companies (e.g. Slim?Fast Foods Company), and over-the-counter drug companies. Intense competitive activity in this arena could have a material, adverse effect on the Company as most of the companies who have products in this category have greater financial, marketing, sales, manufacturing, and distribution resources than the Company.

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

1(b)(v) Suppliers of Raw Materials

         The Company obtains all of the raw materials necessary for the manufacture of its products from independent sources. The Company generally does not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products. The Company obtains ciwujia for its ENDUROX line of products from suppliers in the Peoples Republic of China. At the present time, the Company obtains all of its needs from one supplier, but believes that adequate alternative suppliers are available if needed. The Company's newest product, SATIETROL, is composed of numerous ingredients, most of which are available from multiple sources. For those ingredients available only from a single source, the Company intends to enter into long term supply agreements. In addition, all the other herbs, vitamins, etc. used in the Company's existing products are available from multiple sources.

         There is no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the source of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions outside of its control.

1(b)(vi) Dependence on Major Customer

         General Nutrition Centers accounted for approximately 44% of net sales in fiscal 2000. The loss of this customer, or a significant reduction in purchase volume by or financial difficulty of such customer, for any reason, could have a material adverse effect on the Company's results of operations and financial condition. The Company has no agreement with or commitment from this customer with respect to future purchases.

1(b)(vii) Patents and Trademarks

         The Company received a United States patent in December 1996 covering the use of ciwujia, the principal active herb in ENDUROX, to improve physical performance and stamina during exercise, and for enhancing recovery after exercise is completed. The Company has applied for foreign patents on ciwujia in Canada, Mexico, all Western European countries, and in 51 other principal European, South American and Asian countries.

         The Company received a patent in April 2000 for ENDUROX R4 covering all 77 claims that were submitted.

         The Company received a Notice of Allowance of Claims in October 2000 for a patent covering all 72 claims for the formulation of SATIETROL and has filed additional patents for this technology (see section 1(b)(i)(c)).

         To the extent the Company does not have patents on its products, there can be no assurance that another company will not replicate one or more of the Company's products, nor is there any assurance that patents which are obtained will provide meaningful protection or significant competitive advantages over competing products. For example, the Company's use patent on ciwujia would not prevent the sale of a product containing that herb with a claim or for a use that was not covered by the Company's patent.

         The Company has federal trademark registrations for ENDUROX, ENDUROX EXCEL, ENDUROX ProHeart, ENDUROX R4, SATIETROL, SATIETROL COMPLETE, and ACCELERADE. The Company also has filed its trademarks in most Western European countries, Canada, Mexico and Japan. The Company's policy is to pursue registrations for all of the trademarks associated with its key products, and to protect its legal rights concerning the use of its trademarks. The Company relies on common law trademark rights to protect its unregistered trademarks.

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

         The Company markets products that fall under two types of FDA regulations, Nutritional Supplements and Dietary Supplements. Nutritional Supplements contain food and GRAS (Generally Regarded As Safe) ingredients and do not required FDA approval or notification. Such products must follow labeling guidelines outlined by the FDA. The Company's current products are all classified as Dietary Supplements.

         Dietary Supplements is a classification of products resulting from the enactment of the Dietary Supplement Health and Education Act of 1994 (the "DSHEA") in October 1994. The DSHEA amended and modified the application of certain provisions of the Federal Food, Drug and Cosmetics Act (the "FFDC Act") as they relate to dietary supplements, and required the FDA to promulgate regulations consistent with the DSHEA.

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

1(b)(x) Expenditures for Research and Development

         The Company's research and development expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were as follows: 2000 - $222,728; 1999 - $179,873.

1(b)(xi) Compliance with Environmental Laws

         The Company is not aware of any "administrative" or other costs, which it incurs which are directly related to compliance with environmental laws.

1(b)(xii) Employees

         At the present time, the Company has nine full time employees at its Woodbridge, NJ offices. Of these, two employees are executive, five are in sales and marketing, and two are in accounting and operations. The Company employs a number of consultants who devote limited portions of their time to the Company's business. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company entered into a new five-year lease in February 1998 for approximately 3,684 square feet at $14.50 per square foot, including utilities, for an annual rent expense of $53,418 for the first three years. In the fourth and fifth years of the lease, the rent increases to $16.50 per square foot, including utilities. The Company believes that its facilities are adequate for its present needs.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On August 16, 2000, the Company held its Annual Meeting of Stockholders, pursuant to information contained in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement that were mailed to stockholders on July 12, 2000.

(b) One of the matters listed in the Company's Proxy for the meeting was the annual Election of Directors. There were five nominees for election, who were elected by the shareholders to serve for a one-year term. The results of the balloting were as follows (Shares voting:
         4,448,510 of 4,554,367):

             Nominee                     For            Against          Abstain
             -------                     ---            -------          -------
          Robert Portman              4,414,702           -0-             33,808
          Stephen P. Kuchen           4,416,002           -0-             32,508
          David Portman               4,416,102           -0-             32,408
          T. Colin Campbell           4,415,702           -0-             32,808
          Irving Tabachnick           4,415,602           -0-             32,908


(c) In addition to the election of directors, other matters voted upon by the stockholders were the approval of the Company's 2000 Incentive Stock Option Plan and the ratification of the appointment of Larson, Allen, Weishair & Co., LLP as independent auditors for the Company for the fiscal year ending December 31, 2000. Both matters were approved. The results of the balloting for these matters are as follows:


               Matter                           For        Against      Abstain
               ------                           ---        -------      -------
         2000 Incentive Stock Option Plan     2,968,933     95,604       11,720
         Appointment of auditors              4,414,021     26,485        8,004


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

5(a) Market Information.

         Since December 19, 1997, the Company's Common Stock has been quoted on the SmallCap Market of the Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "PHLI". The following sets forth certain information with respect to the high and low bid prices reported by The Nasdaq Stock Market for the Common Stock during the periods shown:

                                            HIGH              LOW
                                            ----              ---
         01/01/99 - 03/31/99                $3.50             $1.50
         04/01/99 - 06/30/99                $3.50             $0.875
         07/01/99 - 09/30/99                $3.625            $1.75
         10/01/99 - 12/31/99                $3.625            $1.25

         01/01/00 - 03/31/00                $4.75             $1.875
         04/01/00 - 06/30/00                $7.625            $2.25
         07/01/00 - 09/30/00                $3.625            $1.375
         10/01/00 - 12/31/00                $2.25             $0.25

         01/01/01 - 02/28/01                $1.46875          $0.28125

         The closing price of the Company's Common Stock on February 28, 2001, as reported by Nasdaq, was $0.78125.

5(b) Holders.

         As of February 28, 2001, there were approximately 67 holders of record of the Company's Common Stock. The Company believes that they are significantly more beneficial holders of the Company's stock as many beneficial holders have their stock in "street name".

5(c) Dividends.

         The Company has never paid or declared dividends upon its Common Stock and does not contemplate or anticipate paying any dividends on its Common Stock in the foreseeable future.

5(d) Recent Sales of Unregistered Securities; Use of Proceeds from the Sale of
     Registered Securities

5(d)(i) Recent Sales of Unregistered Securities.

         There were no sales of unregistered securities by the Company in the year ended December 31, 2000.


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

(a) Introduction

          PacificHealth Laboratories, Inc. was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. Our first product, ENDUROX was introduced in March 1996, and commercial sales began in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX ProHeart and ENDUROX EXCEL. Prosol Plus, a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. In March 1999, we launched ENDUROX R4 Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. In April 2000, we introduced a new product, SATIETROL, that will compete in the approximately $50 billion market for weight loss and weight control products, goods and services. In the 2nd quarter of 2001, we expect to launch ACCELERADE, a new generation of sports drink products that uses the ENDUROX R4 patented technology.

(b) Results of Operations - Years Ended December 31, 2000 and 1999

         The Company incurred a net loss of $957,566 or $0.21 per share for the year ended December 31, 2000, compared to a net loss of $1,225,381 or $0.27 per share for the year ended December 31, 1999. The reduction in our net loss for the year ended December 31, 2000 is due primarily to increased sales. The Company's net losses were reduced by $115,573 and $162,285, in the years ended December 31, 2000 and 1999, respectively, from the losses the Company would otherwise have incurred by the reduction of our reserve for the return or exchange of certain of our original ENDUROX line of products in those amounts. Net losses were also reduced by the sale of certain tax benefits for $206,078 and $283,527, respectively, in the years ended December 31, 2000 and 1999. Per share, the effect of the last two items above was to reduce our net loss for 2000 by $0.07 and for 1999 by $0.10 in the aggregate. These two items are described in greater detail below.

         Revenues for the year ended December 31, 2000 were $3,841,387 compared to $2,112,399 for the same period in 1999. Revenue increases during 2000 were due to the increase of 25% in sales of our ENDUROX R4 Performance/Recovery Drink, which was introduced in March 1999, as well as sales of $1,628,797 of our new weight loss product, SATIETROL. These more than offset decreases in sales of other ENDUROX products. The following table provides additional information concerning our revenues in 2000 and 1999:

                                                        Revenues
                              ----------------------------------------------------------------
                                                ENDUROX R4
                              ENDUROX &         Performance
                              ENDUROX           Recovery
Year Ended                    EXCEL             Drink               SATIETROL         Other(1)
-----------------------------------------------------------------------------------------------
December 31, 2000             $662,397          $1,639,759          $1,628,797        ($89,566)
                              ========          ==========          ==========        ========

December 31, 1999             $766,428          $1,308,272          $    - 0 -         $37,699
                              ========          ==========          ==========        ========



         (1)Sales revenues reported for the years ended December 31, 2000 and December 31,1999 are net of credits of $97,618 and $84,474, respectively, for the return of certain discontinued products. We discontinued marketing ENDUROX ProHeart and PROSOL PLUS in 1999 because we believed that our advertising dollars would be better used promoting new products that compete in categories having greater sales potential. We do not anticipate material credits for the return of these products after 2000.

         Our gross profit margin decreased from 58.8% for the year ended December 31, 1999 to 54.0% for the year ended December 31, 2000 because of a decrease in the gross profit margin on ENDUROX R4, the introduction of SATIETROL into our product mix, and less sales as a percentage of total sales (17% of sales in 2000 vs. 36% of sales in 1999), of the original ENDUROX caplet products. When ENDUROX R4 was first introduced in 1999, it was only available in one size and one flavor. Since then, we have expanded that line to include several size canisters and flavors, both of which served to increase our cost of goods sold for ENDUROX R4 products. In addition, SATIETROL has a lower gross margin than the original ENDUROX and ENDUROX R4 product lines as this product competes in the highly competitive weight loss products segment resulting in competitive pricing pressures. The original ENDUROX caplet products have a higher gross profit margin than the other product lines. As sales of these original ENDUROX products decreases as a percentage of total sales, the overall gross profit margin decreases.

         Our selling, general and administrative expenses increased from $2,798,873 for the year ended December 31, 1999 to $3,137,661 for the year ended December 31, 2000. The approximate $338,000 net increase in S,G & A for the comparable period is presented by major identifiable areas in the following table:

S, G & A expense category                            $ change from 1999 to 2000
-------------------------                            --------------------------
Spokespersons' Fees                                        Decrease of $185,000
Print/Radio Advertising                                    Increase of $325,000
Consultants                                                Increase of $150,000
Investor Relations                                         Increase of $ 70,000
Legal                                                      Increase of $ 50,000
Salaries                                                   Decrease of $ 72,000
                                                                       --------
Net increase for the year ended 2000 from 1999:                        $338,000
                                                                       ========

         Additional details concerning these changes in expenses are as follows:

o Spokesperson's Fees decreased as we eliminated certain spokespersons from promoting our products.
o Print/Radio Advertising increased with the introduction of SATIETROL. We advertised this new product in regional and national newspapers as well as in radio advertisements in select markets. This type of advertising is more expensive than advertising for the ENDUROX products which is done primarily in magazines for its niche markets.
o Consultants' expenses increased as accounting rules forced us to expense the fair-market value of stock options given to outside consultants which amounted to $97,000. In addition, we entered into a 5-month contract with our former CFO after his retirement in order to maintain an orderly transition.
o Investor Relations costs increased as we reverted back to outsourcing this function.
o  Legal increased due to our increased level of patent filings.
o Salaries decreased as we eliminated certain positions and increased efficiencies throughout the staff.

         Research and development expenses increased from $179,873 for the year ended December 31, 1999 to $222,728 for the year ended December 31, 2000 due to the research and development program associated with the SATIETROL product line. This increased level of research and development led to the filing of three additional patents as noted above in Item 1(b)(vii) - Patents and Trademarks. We anticipate that these research and development costs will continue at this level as we broaden both the SATIETROL and ENDUROX R4 product lines.

         As previously noted in paragraph (b) in this Item, our net losses for 2000 and 1999 were reduced as a result of a reduction in our reserve for the return or exchange of certain products. These adjustments were based upon our estimates of our future costs for product replacement at year-end 2000 and 1999. We reduced our reserve by $115,573 and $162,285 for the years ended December 31, 2000 and December 31, 1999, respectively, and offset our net loss by taking back into income these amounts. As of December 31, 2000, we believed circumstances no longer required a product replacement reserve and therefore eliminated this reserve as of December 31, 2000. In addition, during 1999, the New Jersey Economic Development Authority established the Tax Benefit Transfer Program. Pursuant to this program, the Company was qualified by the state to sell a portion of its unused New Jersey net operating loss deductions to other corporations having taxable income in New Jersey. In December 2000 we received $206,078 and in December 1999 we received $283,527 as payment for the sale of these New Jersey tax deductions. These payments were included in income and therefore offset our net loss for the years ended December 31, 2000 and December 31,1999. The Company has additional New Jersey net operating loss deductions of approximately $1,960,000 that the Company may sell for approximately $140,000 should the Company determine sale would be more beneficial than prospective use by the Company.

(c) Liquidity and Capital Resources

         At December 31, 2000, the Company's current assets exceeded its current liabilities by approximately $1.64 million with a ratio of current assets to current liabilities of approximately 3.1 to 1 versus a ratio of approximately
7.4 to 1 at December 31, 1999. The decrease in current ratio was attributable primarily to the net loss for the year ended December 31, 2000. Accounts receivable were lower at December 31, 2000 compared to December 31, 1999 as sales were lower in the fourth quarter 2000 than in the fourth quarter of 1999. Inventory levels were substantially higher at December 31, 2000 compared to December 31, 1999 in order to support both actual and anticipated increased sales levels. The initial response to SATIETROL upon its introduction in April 2000 was very positive and inventory was purchased to meet sales based on sales growth we anticipated from the original response. We have also built SATIETROL inventory in anticipation of the coming diet season that begins after December 31, 2000.

         We are currently seeking an additional $1,500,000 equity/debt financing in order to fund our expected growth. We have no commitments for significant capital expenditures over the next 12 months. The largest expenditures now contemplated (apart from expenses necessary to support current levels of sales, general and administrative costs) are advertising and promotional expenditures associated with the continued development of SATIETROL sales and to fund the continued launch of our SATIETROL COMPLETE meal replacement product launched in January 2001. We are also seeking additional equity to fund the launch of additional flavors for ENDUROX R4 and to fund the launch of ACCELERADE in the first quarter of 2001. Without adequate financing, sales and corporate growth may be limited.

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

(e) Seasonality

         Sports nutrition products tend to be seasonal, especially in the colder climates. Lower sales are typically realized during the first and fourth quarters and higher sales are typically realized during the second and third fiscal quarters. We also plan our advertising and promotional campaigns for the Endurox products around these seasonal demands. Weight loss products also have seasonality with greater sales seen in the first and second quarters following New Year's resolutions and people getting in shape for the summer. Similarly, advertising and promotional expenditures for Satietrol are designed to take advantage of this seasonality. The Company believes that the impact of new product introductions and marketing expenses associated with the introduction of new products will have a far greater impact on its operations than industry and product seasonality.

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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB No. 101 effective October 2000. The impact on the Company's financial statements is not expected to be material.

         In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation. The Company will be required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its financial position to results of operations.


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

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

9(a) Directors and Executive Officers

         The directors and executive officers of the Company as of the date of this Report are as follows:

     Name                              Position with the Company
     ----                              -------------------------

     Robert Portman, Ph.D.             President and Chief Executive Officer,
                                       Treasurer and Chairman of the Board of
                                       Directors
     Stephen P. Kuchen                 Vice President - Finance, Chief Financial
                                       Officer and Director*
     David I. Portman                  Secretary and Director
     T. Colin Campbell, Ph.D.          Director*
     Irving I.A. Tabachnick, Ph.D.     Director*

      *Member of Audit Committee

         DR. ROBERT PORTMAN, age 56, has served as President, Treasurer and Chairman of the Board of Directors of the Company since its inception. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974 with his brother, David Portman. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising. C&M Advertising, with billings in excess of $100 million, handled national advertising for such diverse accounts as Berlex Laboratories, Ortho-McNeil Laboratories, Tetley Tea, Radisson Hotels and HIP of New Jersey. Effective June 1, 1995, Dr. Portman relinquished his responsibilities as Chairman of C&M Advertising (which since has been renamed "The Sawtooth Group") to assume his present positions with the Company on a full time basis, and, in September 1996, Dr. Portman sold his interest in that company.

         STEPHEN P. KUCHEN, age 40, is the Vice President - Finance and Chief Financial Officer, as well as a Director, of the Company. Mr. Kuchen joined the Company in February of 2000 as Controller, and was appointed to his current positions in June 2000 to fill a vacancy. Prior to joining the Company, Mr. Kuchen was employed from 1996 to 1999 as the Controller of Able Laboratories, a South Plainfield, New Jersey based subsidiary of DynaGen, Inc., a public company that manufactures and sells generic pharmaceuticals. Prior to his employment by Able Laboratories, Mr. Kuchen was the Controller of Jerhel Plastics, a privately owned manufacturer of women's compact cases from 1993 to 1996. Mr. Kuchen is a graduate of Seton Hall University in South Orange, NJ, and is a Certified Management Accountant.

         DAVID I. PORTMAN, age 60, has served as Secretary and a Director of the Company from its inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. In 1988, Mr. Portman sold his interest in M.E.D. Communications to Robert Portman, and became President of TRIAD Development, a real estate company that has numerous commercial and rental properties in New Jersey, a position that he still holds. Mr. Portman also has served as a director of First Montauk Securities Corp. since 1993.

         DR. T. COLIN CAMPBELL, age 67, has served as a Director of the Company since its inception. Dr. Campbell also serves as Chairman of the Company's U.S. Scientific Advisory Board. Dr. Campbell has been Jacob Gould Schurman Professor of Nutritional Biochemistry of Cornell University since 1985. Over the past three decades, Dr. Campbell has been directing research correlating diet, lifestyle and disease. In 1979, Dr. Campbell, with the encouragement of the Chinese government, initiated the largest epidemiological study ever undertaken focusing on the relationship between nutrition and disease. The China-Cornell Research Project is expected to continue well into the 21st Century. Dr. Campbell is an honorary professor at the Chinese Academy of Preventive Medicine.

         DR. IRVING I.A. TABACHNICK, age 76, was elected a director of the Company in December 1997. Dr. Tabachnick has served as a consultant to Schering Plough Corporation, a New York Stock Exchange listed company, since 1989. Prior to 1989, he was employed by Schering Plough Corporation in a number of positions, including Vice President -- Drug Safety and Metabolism, Senior Director -- Biological Research and Development, and Director -- Biological Sciences and Director -- Physiology and Biochemistry.

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

9(b) Other Key Advisors and Consultants

         None

9(c) Scientific Advisory Boards

         The Company has established a Scientific Advisory Board to provide it with on-going advice and counsel regarding research direction, product development, analysis of data, and general counseling. As a need arises, the Company consults with individual members of this Board on a non-scheduled basis. A brief description of the backgrounds of the Advisory Boards' members are set forth below:

         T. Colin Campbell, a Director of the Company, is Chairman of the Company's U.S. Advisory Board. Its other members are:

         David Kritchevsky, Ph.D., Institute Professor, Wistar Institute, Professor of Biochemistry in Surgery. Dr. Kritchevsky is an expert in lipid biochemistry, atherosclerosis, and the relationship between nutrition and aging and nutrition and cancer. He has published on the effects of dietary fiber on colon cancer, circulating cholesterol and the effects of dietary fat and energy on experimental carcinogenesis. He was a member of the 1982 National Academy of Sciences Committee on Diet, Nutrition and Cancer, is a member of numerous professional societies, serves as editor of several professional annuals and was Western Hemisphere Editor of the journal, Atherosclerosis.

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

         Steven R. Peikin, MD, Professor of Medicine, Head, Division of Gastroenterology and Liver Diseases at Robert Wood Johnson Medical School at Camden Cooper Hospital/University Medical Center. Dr. Peikin has published extensively on the impact of cholecystokinin (CCK) on appetite. He is also a recognized authority on the use of weight loss products. He is the author of two books.

         John L. Ivy, Ph.D., Professor and Head of the Department of Kinesiology and Health Education at the University of Texas at Austin. He is also Adjunct, Professor, Cardiovascular Research Institute, University of North Texas Health Science Center, Ft. Worth, Texas. Dr. Ivy is one of the world's foremost exercise physiologists. He has published over 300 papers and chapters on the topic. He is a member of The American College of Sports Medicine. Dr. Ivy did much of the fundamental research, which have furthered our understanding on the role nutrition plays in improving muscle performance during and after exercise.

         Edmund R Burke, Ph.D., Professor of Exercise Physiology, at the University of Colorado at Colorado Springs, CO. Dr. Burke is a member of the American College of Sports Medicine and is a leading authority in the area of sports nutrition. Dr. Burke is the author of over 18 books and has been an advisory to two US Olympic Cycling Teams.

9(d) Family Relationships

         Robert Portman and David Portman are brothers. There are no other family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

9(e) Involvement in Certain Legal Proceedings

         No events have occurred during the past five years that are required to be disclosed pursuant to Item 401(d) of Regulation S-B.


ITEM 10. EXECUTIVE COMPENSATION

         Robert Portman is the only executive officer of the Company with a fixed-term employment agreement. Under his 1998 Employment Agreement, Dr. Portman was employed for a three-year term commencing January 1, 1998, at an annual salary of $150,000 for the first two years (i.e., through December 31, 1999) and at an annual salary of $200,000 for the final year ending December 31, 2000. Dr. Portman's $200,000 salary for 2000 was not set in the Employment Agreement but was determined by a Compensation Committee of the Company's Board of Directors as specified in the Employment Agreement. Under a new 2001 Employment Agreement, Dr. Portman is employed for a two-year term commencing January 1, 2001, at an annual salary of $200,000. The new Employment Agreement also provides that Dr. Portman may request the Compensation Committee of the Board renegotiate his salary if the Company's financial situation improves.

         Dr. Portman's 2001 Employment Agreement provides for a re-pricing of the grant of options issued under his 1998 Employment Agreement to purchase up to 475,000 shares of Common Stock, from $6.00 to $0.313 per share, the market price of the stock at December 31, 2000. These options are fully vested. Dr. Portman's 2001 Employment Agreement also provides for a grant of options under the Company's 2000 Incentive Stock Option Plan to purchase up to an additional 460,000 shares of Common Stock priced at $0.313 per share, the market price of stock at December 31, 2000. This option vests as to one-half of the shares issuable upon full exercise of the option as of the first and second anniversaries of the effective date of the employment agreement, provided that Dr. Portman is employed by the Company at such dates. To the extent not previously vested, the option also will vest if Dr. Portman's employment is terminated by the Company without cause or by Dr. Portman with cause. In addition, if Dr. Portman's employment is terminated by the Company without cause, or by Dr. Portman with cause, Dr. Portman will be entitled to receive a lump sum payment of an amount equal to the lesser of full salary for one year or for the remaining term of the agreement.

         The table below sets forth information concerning compensation paid to Dr. Portman, Jonathan D. Rahn, Executive Vice President of the Company, and Stephen Kuchen, Vice President in 2000, 1999, and 1998. No executive officers of the Company other than Dr. Portman and Mr. Rahn received compensation of $100,000 or more in fiscal 2000, 1999, and 1998.

                           Summary Compensation Table


----------------------------------------------------------------------------------------------------------------------
                                Annual Compensation                     Long Term Compensation
                              -----------------------------------------------------------------------
                                                                   Awards                    Payouts
                                                                  -----------------------------------
                                                                               Securities
                                                      Other                    Under-
                                                      Annual      Restricted   lying                     All Other
Name and                                              Compen-     Stock        Options/       LTIP       Compen-
Principal                     Salary          Bonus   Sation      Award(s)     SARs           Payouts    sation
Position             Year     ($)             ($)     ($)         ($)          (#)            ($)        ($)

(a)                  (b)      (c)             (d)     (e)         (f)          (g)            (h)        (i)
----------------------------------------------------------------------------------------------------------------------
Robert Portman,      2000     200,000         -0-     (1)          -0-          275,000(2)     -0-        -0-
President            -------------------------------------------------------------------------------------------------
                     1999     150,000         -0-     (1)          -0-          300,000        -0-        -0-
                     -------------------------------------------------------------------------------------------------
                     1998     150,000         -0-     (1)          -0-          -0-            -0-        -0-
----------------------------------------------------------------------------------------------------------------------
Stephen Kuchen,      2000      72,452(3)      -0-     (1)          -0-           35,000        -0-        -0-
Vice President       -------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Jonathan Rahn,       2000      35,417(4)      -0-     27,500 (5)   -0-          -0-            -0-        -0-
Executive Vice       -------------------------------------------------------------------------------------------------
President            1999     103,333         -0-     (2)          -0-           50,000        -0-        -0-
                     -------------------------------------------------------------------------------------------------
                     1998     125,000         -0-     (2)          -0-          -0-            -0-        -0-
----------------------------------------------------------------------------------------------------------------------

(1) Less than 10% of annual salary and bonus.
(2) Subsequent to the end of the fiscal year, 475,000 options issued to Dr. Portman prior to 1999 were re-priced, as discussed above.
(3) Mr. Kuchen joined the Company in February 2000. His salary was increased to $85,000 annually upon becoming Chief Financial Officer on June 1, 2000.
(4) Jonathan Rahn resigned from the Company effective May 31, 2000.
(5) Jonathan Rahn was engaged as a consultant to the Company from June 1, 2000 through October 31, 2000.

         The following table sets forth certain information regarding options granted in fiscal 2000:

                      Option/SAR Grants in Fiscal Year 2000
                               (Individual Grants)


----------------------------------------------------------------------------------------------------------------------
                                        Number of            Percent Of Total
                                        Securities           Options/SARs
                                        Underlying           Granted to          Exercise Or
                                        Options/SARs         Employees In        Base Price        Expiration
Name                                    Granted (#)          Fiscal Year         ($/Sh)            Date
(a)                                     (b)                  (c)                 (d)               (e)
----------------------------------------------------------------------------------------------------------------------
Robert Portman                           275,000                   66.6%          $2.50             06/01/05
----------------------------------------------------------------------------------------------------------------------
Stephen P. Kuchen                         10,000                    2.4%          $3.25             02/11/05
----------------------------------------------------------------------------------------------------------------------
Stephen P. Kuchen                         25,000                    6.1%          $2.375            05/11/05
----------------------------------------------------------------------------------------------------------------------

         Dr. Portman's options vested immediately upon issuance. Mr. Kuchen's options vest over a period of one year.

         The following table sets forth information with respect to the number of unexercised options and the value of unexercised "in-the-money" options held by Robert Portman and Stephen Kuchen at December 31, 2000.


             Aggregated Option/SAR Exercises in Fiscal Year 2000 and
                          Option/SAR Values at 12/31/00

----------------------------------------------------------------------------------------------------------------------
                                                        Number of Securities            $ Value of Unexercised
                               Shares                   Underlying Unexercised          In-the-Money Options/SARs
                               Acquired                 Options/SARs At 12/31/00        At 12/31/00
                               On Exercise  Value       Exercisable/                    Exercisable/
                               (#)          Realized    Unexercisable                   Unexercisable
Name                           (b)          ($)         (#)                             ($)
(a)                                         (c)         (d)                             (e)
----------------------------------------------------------------------------------------------------------------------
                                                        Exercisable    Unexercisable    Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------------
Robert Portman                 -0-          -0-         1,275,000      -0-               -0-           -0-
----------------------------------------------------------------------------------------------------------------------
Stephen Kuchen                 -0-          -0-         -0-            35,000            -0-           -0-
----------------------------------------------------------------------------------------------------------------------


         For the purpose of computing the value of "in-the-money" options at December 31, 2000, in the above table, the fair market value of the Common Stock at such date is deemed to be $0.313 per share, the closing sale price of the Common Stock on such date as reported by Nasdaq.

                   Directors' Compensation in Fiscal Year 2000

         For the year ended December 31, 2000, the Company did not compensate any of its two independent Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 28, 2001, the Company had 4,646,367 shares of Common Stock outstanding. The following table sets forth information concerning the present ownership of the Company's Common Stock by the Company's directors, executive officers and each person known to the Company to be the beneficial owner of more than five percent of either of such classes of the capital stock, the beneficial ownership of these securities by such persons following the offering, and the total voting power represented by the securities owned by such persons.



                                         Common Stock (1)                       Common Stock (1)
Name and Address                         Amount Beneficially Owned              Percentage of Class
----------------                         -------------------------              -------------------
Robert Portman (2)                               2,019,767                             34.1%
President, Chief Executive Officer
and a Director
188 Igoe Road
Morganville, NJ 07751

Stephen P. Kuchen (3)                               10,000                               *
Vice President, Chief Financial
Officer and a Director
39 Overbrook Drive
Colonia, NJ 07067

David I. Portman                                   198,000                              4.3%
Secretary and a Director
300 Ocean Avenue-Apt. #6A
Long Branch, NJ  07740

T. Colin Campbell (4)                              177,954                              3.8%
Director
26 Beckett Way
Ithaca, NY  14850



                                         Common Stock (1)                       Common Stock (1)
Name and Address                         Amount Beneficially Owned              Percentage of Class
----------------                         -------------------------              -------------------

Irving Tabachnick (5)                               15,000                               *
Director
9 Woodland Avenue
North Caldwell, NJ  07006

Executive Officers and Directors as a            2,420,721                             40.6%
group (5 persons)

------



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

(2) Includes (a) a presently-exercisable option issued pursuant to the Company's 1995 Incentive Stock Option Plan (a "1995 Plan Option") to acquire 225,000 shares at a price of $3.75 per share, (b) a presently-exercisable 1995 Plan Option to acquire 200,000 shares at a price of $2.25 per share, (c) a presently-exercisable 1995 Plan Option to acquire 100,000 shares at a price of $1.75 per share, (d) a presently-exercisable 1995 Plan Option to acquire 275,000 shares at a price of $2.50 per share, and (e) a 1998 Employment Contract Option to acquire an additional 475,000 shares at a price of $6.00 per share. Does not include 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her minor children, as to which Dr. Portman disclaims beneficial ownership.

(3) Includes a 1995 Plan Option to acquire 10,000 shares at a price of $3.25 per share.

(4) Includes (a) a 1995 Plan Option to acquire 5,000 shares at a price of $3.75 per share and (b) a 1995 Plan Option to acquire 5,000 shares at a price of $2.25 per share. Does not include 38,900 shares of Common Stock owned by Dr. Campbell's wife or 160,521 shares of Common Stock owned by Dr. Campbell's adult children, as to which he disclaims beneficial ownership.

(5) Represents (a) an option to purchase 10,000 shares at a price of $4.75 under the Company's 1995 Option Plan and (b) a 1995 Plan Option to acquire 5,000 shares at a price of $2.25 per share.

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


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) A list of the financial statements and financial statement schedule filed as a part of this report is set forth on page F-1 hereof. A list of the exhibits filed as a part of this report is set forth in the Exhibit Index starting after page F-17 hereof.

(b) Reports on Form 8-K

         During the last quarter of the period covered by this report, the Company did not file any Current Reports on Form 8-K.

                            SUPPLEMENTAL INFORMATION

         The Issuer has not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 2000 or otherwise in 2000. Such report and proxy statement will be furnished to security holders in connection with the Company's Annual Meeting, scheduled to be held in the third quarter of 2001. Copies of such material will be furnished to the Commission when it is sent to security holders.

                        PACIFICHEALTH LABORATORIES, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                        PACIFICHEALTH LABORATORIES, INC.

                                TABLE OF CONTENTS

                           DECEMBER 31, 2000 AND 1999

                                                                      Page
                                                                      ----

Independent Auditor's Report                                             3

Financial Statements:
       Balance Sheets                                                    4
       Statements of Operations                                          5
       Statements of Stockholders' Equity                                6
       Statements of Cash Flows                                          7

Notes to Financial Statements                                         8-17

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of PacificHealth Laboratories, Inc.


We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                              LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
February 6, 2001

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS
                                                                             2000                 1999
                                                                             ----                 ----
Current assets:
   Cash and cash equivalents                                             $  170,491            $1,742,360
   Accounts receivable, net                                                 441,396               538,837
   Inventories                                                            1,652,693               385,427
   Prepaid expenses                                                         162,466                89,305
                                                                         ----------            ----------
       Total current assets                                               2,427,046             2,755,929
                                                                         ----------            ----------
Property and equipment                                                       74,043                84,339
                                                                         ----------            ----------
Other assets:
   Deposits                                                                  53,991                 3,991
                                                                         ----------            ----------
                                                                         $2,555,080            $2,844,259
                                                                         ==========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                     $   47,741
   Accounts payable and accrued expenses                                    735,377            $  211,061
   Reserve for product replacement                                                                161,062
                                                                         ----------            ----------
      Total current liabilities                                             783,118               372,123
                                                                         ----------            ----------
Commitments

Stockholders' equity:
   Common stock, $.0025 par value; authorized
     10,000,000 shares;  issued and outstanding
     4,646,367 shares in 2000 and 1999                                       11,616                11,386
   Additional paid-in capital                                            11,060,246            10,803,085
   Accumulated deficit                                                   (9,299,900)           (8,342,335)
                                                                         -----------           -----------
                                                                          1,771,962             2,472,136
                                                                         ----------            ----------
                                                                         $2,555,080            $2,844,259
                                                                         ==========            ==========

                See accompanying notes to financial statements.
                                      (4)

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                            2000                  1999
                                                                            ----                  ----
Revenues                                                                 $3,841,387            $ 2,112,399
                                                                         ----------            -----------

Cost of goods sold:
   Inventories, beginning                                                   385,427                375,074
   Purchases                                                              3,034,335                880,119
                                                                         ----------            -----------
                                                                          3,419,762              1,255,193
   Less: inventories, ending                                              1,652,693                385,427
                                                                         ----------            -----------
                                                                          1,767,069                869,766
                                                                         ----------            -----------
Gross profit                                                              2,074,318              1,242,633
                                                                         ----------            -----------
Selling, general and administrative expenses                              3,137,660              2,798,873
Research and development                                                    222,728                179,873
Amortization expense                                                            928                  3,180
Depreciation expense                                                         40,195                 36,936
Provision for replacement of product                                       (115,573)              (162,285)
                                                                         -----------           ------------
                                                                          3,285,938              2,856,577
                                                                         ----------            -----------
Net operating loss                                                       (1,211,620)            (1,613,944)
                                                                         -----------           ------------
Other income:
   Interest income                                                           47,977                105,036
                                                                         ----------            -----------
Loss before income taxes                                                 (1,163,643)            (1,508,908)

Provision (benefit) for income taxes                                       (206,078)              (283,527)
                                                                         -----------           ------------

Net loss                                                                 $ (957,565)           $(1,225,381)
                                                                         ===========           ============

Basic net loss per share of common stock                                 $     (.21)           $      (.27)
                                                                         ==========            ===========

Diluted net loss  per share of common stock                              $     (.21)           $      (.27)
                                                                         ==========            ===========
Basic and diluted weighted average shares outstanding                     4,592,517              4,554,367
                                                                         ==========            ===========

                See accompanying notes to financial statements.
                                      (5)

                        PACIFICHEALTH LABORATORIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                 Paid-in
                                             Common           Stockholders'            Accumulated              Total
                                              Stock             Capital                   Deficit               Equity
                                            ---------       ---------------          -----------------        --------
Balance, January 1, 1999                     $ 11,386           $10,803,085             $(7,116,954)           $3,697,517

Net loss for the year ended
 December 31, 1999                                                                       (1,225,381)           (1,225,381)
                                             --------           -----------             -----------            ----------

Balance, December 31, 1999                     11,386            10,803,085              (8,342,335)            2,472,136

Common stock issued                               230               159,770                                       160,000

Fair value of non-employee
   stock options grants                                              55,180                                        55,180

Fair value of non-employee
   stock warrants grants                                             42,211                                        42,211

Net loss for the year ended
   December 31, 2000                                                                       (957,565)             (957,565)
                                             --------           -----------             -----------            ----------

Balance, December 31, 2000                   $ 11,616           $11,060,246             $(9,299,900)           $1,771,962
                                             ========           ===========             ===========            ==========

                See accompanying notes to financial statements.
                                      (6)

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                   2000                      1999
                                                                                   ----                      ----
Cash flows from operating activities:
   Net loss                                                                    $  (957,565)              $(1,225,381)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                                  40,195                    36,936
      Amortization                                                                                             3,180
      Bad debts                                                                        790                       135
      Fair value of nonemployee stock options and warrants                          97,391
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                    96,652                  (268,299)
      (Increase) decrease in prepaid expenses                                      (73,161)                  120,160
      Increase in inventory                                                     (1,267,266)                  (10,353)
      Increase in deposits                                                         (50,000)
      Increase (decrease) in accounts payable and
        accrued expenses                                                           524,316                   (41,201)
      Decrease in reserve for product replacement                                 (161,062)                 (183,402)
      Decrease in customer deposits                                                                           (5,529)
                                                                               -----------                ----------
Net cash used in operating activities                                           (1,749,710)               (1,573,754)
                                                                               -----------                ----------

Cash flows for investing activities:
   Purchase of property and equipment                                              (29,900)                  (16,742)
                                                                               -----------                ----------
Cash flows from financing activities:
   Issuance of common stock                                                        160,000
   Proceeds (repayment) of note payable                                             47,741                   (82,264)
                                                                               -----------                ----------
Net cash provided by (used in) financing activities                                207,741                   (82,264)
                                                                               -----------                ----------
 Net decrease in cash                                                           (1,571,869)               (1,672,760)

Cash and cash equivalents, beginning balance                                     1,742,360                 3,415,120
                                                                               -----------                ----------
Cash and cash equivalents, ending balance                                      $   170,491                $1,742,360
                                                                               ===========                ==========

                See accompanying notes to financial statements.
                                       (7)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1 BUSINESS

       PacificHealth Laboratories, Inc. (the Company or PHL) was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. The Company's first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX ProHeart(R) and ENDUROX EXCEL(R). Prosol Plus(TM), a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. In February 1999, PHL introduced ENDUROX(R)R(4)(TM) Performance/Recovery Drink, the latest in the Company's ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. The Company introduced a new product, Satietrol(R), that will compete in the market for weight loss and weight control products, in 2000. The Company operates in only one business segment.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Cash and cash equivalents
       -------------------------

       For purposes of reporting cash flows, the Company considers all cash accounts and money market mutual funds, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

       Accounts receivable
       -------------------

       The Company provides an allowance for doubtful accounts, as needed, for accounts deemed uncollectible.

       Inventory
       ---------

       Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method.

       Equipment and depreciation
       --------------------------

       Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 2 to 5 years. Depreciation expense for the years ended December 31, 2000 and 1999 was $40,195 and $36,936, respectively.

                                      (8)

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Use of estimates
       ----------------

       The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

       Earnings (loss) per share
       -------------------------

       In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with requirements of SFAS No. 128. For the year ended December 31, 2000 and 1999, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

       Revenue recognition
       -------------------

       Revenue from product sales is recognized upon shipment to customers. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded.

       Research and development
       ------------------------

       Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge which will be used to develop and market natural products which improve health and well being. The Company expenses all such research and development costs as they are incurred.

       Advertising costs
       -----------------

       Advertising costs are charged to operations in the year incurred and totaled $1,678,796 and $1,533,108 in 2000 and 1999, respectively.


                                      (9)

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Income taxes
       ------------

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

       Recent accounting pronouncement
       -------------------------------

       In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, which is effective, as amended, for all quarters in fiscal years beginning after December 31, 2000, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As the Company does not currently engage in derivative or hedging activities, the adoption of this standard is not expected to have a significant impact on the Company's financial statements.

       In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB No. 101 effective October 2000. The impact on the Company's financial statements was not material.

       In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation. The Company adopted FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, Accounting for Stock Issued to Employees. The impact on the Company's financial statements was not material.

NOTE 3 ACCOUNTS RECEIVABLE
                                                    2000                 1999
                                                    ----                 ----

       Accounts receivable                        $443,671             $540,322
       Allowance for doubtful accounts               2,275                1,485
                                                  --------             --------
                                                  $441,396             $538,837
                                                  ========             ========

                                      (10)

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


NOTE 4 INVENTORIES

       Inventories at December 31, 2000 and 1999 consisted of the following:

                                             2000                      1999
                                             ----                      ----

          Raw materials                   $  194,647
          Work-in-process                    311,475                  $ 68,404
          Finished goods                   1,146,571                   317,023
                                          ----------                 ---------
                                          $1,652,693                  $385,427
                                          ==========                  ========

       In 1997, the Company reformulated the original ENDUROX product into a caplet, rather than a capsule, because the capsule form was very hygroscopic and became altered in size and color in conditions of high heat and humidity. At June 30, 1997, the Company estimated a reserve for charges resulting from exchanging its retailers' inventory of capsules for caplets or issuing a credit refund for returned capsules. At the end of each quarter, management compares the reserve's balance to a current estimate of capsule exchange/credit refund exposure. During 2000, the Company estimated that its remaining capsule exchange for caplets and/or credit refunds would not exceed $-0-. As a result, the Company reduced its reserve in 2000 and 1999 by $115,573 and $162,285, respectively, and offset net loss by taking that amount back into income. At December 31, 2000 and 1999, the balance in the reserve for product replacement was $-0- and $161,062, respectively.

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

NOTE 5 PROPERTY AND EQUIPMENT
                                                      2000                1999
                                                      ----                ----

          Furniture and equipment                   $200,553            $184,512
          Molds and dies                              70,375              56,517
                                                   ---------           ---------
                                                     270,928             241,029
          Less: accumulated depreciation             196,885             156,690
                                                    --------            --------

                                                    $ 74,043            $ 84,339
                                                    ========            ========


                                      (11)

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


NOTE 6 LONG-TERM DEBT:

       Installment note payable to insurance
       finance company due in monthly installments
       of $5,536, including interest at 10.35%
       through October 2001                                 $ 47,741

       Less: current portion                                  47,741
                                                            --------

       Long-term debt                                       $      0
                                                            ========

NOTE 7 STOCK

       Capital stock
       -------------

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

NOTE 8 COMMITMENTS

       Strategic Alliance Agreement
       ----------------------------

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

       Employment agreement
       --------------------

       The Company entered into a two-year employment contract on January 1, 2001, with the Chairman and CEO that provides for minimum annual compensation of $200,000. The Company is the beneficiary of a keyman life insurance policy (on the Chairman's life) for $2,000,000.


                                      (12)

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

NOTE 8 COMMITMENTS (Continued)

       Rent
       ----

       On February 3, 1998, the Company signed a new lease agreement with the new owners of its office building. The new lease provides for the rental of 3,684 square feet.

       Minimum annual rentals, including utilities, for each year subsequent to December 31, 2000 are as follows:

                 Year Ending
                 December 31,
                 ------------

                    2001                                  $ 60,166
                    2002                                    60,780
                    2003                                     5,065
                                                          --------
                                                          $126,011


NOTE 9 INCENTIVE STOCK OPTION PLAN

       In 1995, the Company established an incentive stock option plan (the
       Plan). In addition to the Plan, the Company issued stock options pursuant to contractual agreements. In 2000 and 1999, 413,000 and 586,000, options, respectively, were granted to certain officers, spokespersons and/or consultants to the Company. Exercise prices on the options granted in 1999 range from $1.25 to $2.25 per common share and vest over varying periods of time. Exercise prices on the options granted in 2000 range from $2.00 to $3.50 per common share and vest over varying periods of time. All issuances were granted at the fair market value of the Company's common stock at time of grant. As of December 31, 2000, 92,000 options have been exercised.

       In 2000, the Company established another stock option plan, since the shares of common stock set aside for the 1995 plan options will be fully granted. As of December 31, 2000, no options have been granted under this 2000 plan.


                                      (13)

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

NOTE 9 INCENTIVE STOCK OPTION PLAN (Continued)

       Transactions since inception are as follows:

                                                                     Exercise Price    Weighted Average
                                        Option         Vested          Per Vested      Exercise Price Per
                                        Shares         Shares        Common Share      Vested Common Share
                                        ------         ------        ------------      -------------------
       Balance, January 1, 1999       1,391,700      1,050,034

       Granted during the year          586,000        242,833         $1.25 - $6.00           $4.84
                                      ---------      ---------

       Balance, December 31, 1999     1,977,700      1,292,867                                 $3.91

       Granted during the year          413,000        873,667         $1.25 - $6.00           $3.625
       Exercised during the year        (92,000)       (92,000)
       Expired during the year         (300,000)      (300,000)
       Cancelled during the year       (136,000)       (44,334)
                                      ---------      ---------

       Balance, December 31, 2000     1,862,700      1,730,200                                 $3.74
                                      =========      =========


       The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation which permits the use of the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for employee granted options and recognized an expense for non-employee granted options by the Company during 2000 and 1999. Total expense recognized for non-employee granted options was $55,180 and $0, respectively

       Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net loss and net loss per common share would have been reduced to the pro forma amounts indicated below.

                                           2000                    1999
                                           ----                    ----
       Net loss:
          As reported                    $(957,565)            $(1,225,381)
          Pro forma                    $(1,611,410)            $(1,640,332)


                                      (14)

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


NOTE 9 INCENTIVE STOCK OPTION PLAN (Continued)

                                               2000                    1999
                                               ----                    ----
       Net loss per common share:
          As reported                        $ (.21)                  $ (.27)
          Pro forma                          $ (.35)                  $ (.36)

       The weighted-average fair value of options granted in 2000 and 1999 were $.82 and $.45, respectively.

       Significant assumptions used to calculate the above fair value of the awards are as follows:
                                                      2000               1999
                                                      ----                ----

         Risk free interest rates of return           6.00%              5.00%
         Expected option life                     60 months          60 months
         Volatility                                     40%                20%
         Expected dividends                             $ 0               $ 0

NOTE 10 WARRANTS

       During 2000, the Company granted warrants for the purchase of 149,750 shares of the Company's common stock at exercise prices ranging between $3.438 to $6.25 per common share. The warrants expire at the close of business on July 18, 2001 (22,000 warrants exercisable at $3.438 per share, 113,750 warrants exercisable at $3.75 per share, 14,000 warrants exercisable at $6.25 per share). As of December 31, 2000, 149,750 warrants were outstanding and no warrants had been exercised during the year. The total expense recognized by the Company during 2000 for these non-employee warrants was $42,211.

NOTE 11 INCOME TAXES

       Income tax provision (benefit) consists of the following:

                                               2000                 1999
                                               ----                 ----
                Current:
                   Federal                    $       0           $        0
                   State                       (206,078)            (283,527)
                                              ----------          -----------
                                               (206,078)           $(283,527)
                                              ----------           ----------
                Deferred:
                   Federal                    $       0           $        0
                   State                              0                    0
                                              ---------           ----------
                                              $       0           $        0
                                              =========           ==========


                                      (16)

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


NOTE 11 INCOME TAXES (Continued)

       The Company has $8,932,008 in Federal net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2030.

       During 1999, the New Jersey Economic Development Authority established the Tax Benefit Transfer Program. This program permits new or expanding emerging technology and biotechnology corporations located in New Jersey to "sell" unused New Jersey net operating loss (NOL) deductions to other corporations who have taxable income in New Jersey for at least 80% of their tax benefit value. The State established a maximum amount of allowable NOL's that could be sold during 2000 and 1999 and allocated this sum among all of the qualifying companies.

       In 2000, the Company received its certification under this program and was able to sell $2,862,200 worth of its New Jersey NOL's for 80% of their tax benefit value ($257,598) for a total of $206,078. The Company has $1,010,278 of state net operating loss carryovers which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2014.

       In 1999, the Company received its certification under this program and was able to sell $4,200,400 worth of its New Jersey NOL's for 75% of their tax benefit value ($378,036) for a total of $283,527. The Company has $3,868,458 of state net operating loss carryovers which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2013.

       The components of the Company's deferred tax assets are as follows:

                                                    2000                 1999
                                                    ----                 ----

          Net operating loss carryforwards       $3,215,000         $2,890,000
          Valuation allowance                    (3,215,000)        (2,890,000)
                                                -----------         ----------

          Deferred tax asset                     $        0         $        0
                                                ===========         ==========

NOTE 12 RESEARCH AND DEVELOPMENT COSTS

       For the year ended December 31, 2000 and 1999, research and development costs expensed were $222,728 and $179,873, respectively.

                                      (16)

                        PACIFICHEALTH LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


NOTE 13 FINANCIAL INSTRUMENTS

       Concentration of credit risk
       ----------------------------

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

       Cash equivalents consist of money market mutual funds maintained in an account with the investment division of the above financial institution. The financial institution has a strong credit rating and management believes that credit risk relating to these cash equivalents is minimal.

       While the Company does not require collateral on its trade accounts receivable, credit risk is limited due to major retailers in the health and well being industry comprising the Company's customer base. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

       Fair value of financial instruments
       -----------------------------------

       Cash, cash equivalents, accounts receivable, accounts payable and long-term debt approximate their fair values due to the short maturity of these instruments.

NOTE 14 SIGNIFICANT CUSTOMERS

       For the year ended December 31, 2000, the Company had revenues from one customer which accounted for approximately 44% of total revenue. Accounts receivable outstanding related to these sales at December 31, 2000 were $316,663 which amounted to 72% of total receivables.

       For the year ended December 31, 1999, the Company had revenues from one customer, which accounted for approximately 55% of total revenue.


                                      (17)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.

By: /s/ Robert Portman
   --------------------------------------------------
   Robert Portman, President, Chief Executive Officer

Date:  March 28, 2001

In accordance with the Securities Exchange Act of 1934 and the requirements of Form 10-KSB, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


s/Robert Portman                 Director and Chief              March 28, 2001
---------------------------      Executive Officer
Robert Portman


s/Stephen P. Kuchen              Director and Principal          March 28, 2001
---------------------------      Financial and Accounting
Stephen P. Kuchen                Officer


s/David I. Portman               Director and Secretary          March 28, 2001
---------------------------
David I. Portman

EXHIBIT INDEX

                                                                    Incorporated
Exhibit No.                                 Description             by Reference
-----------                                 -----------             ------------
3.1        --     Certificate of Incorporation of the Company and
                  all amendments thereto                                  A

3.2        --     Amended and Restated Bylaws of the Company              C

4.1        --     Specimen Common Stock Certificate                       C

4.2        --     Underwriter's Warrant Agreement and Form of
                  Warrant                                                 C

10.1       --     Incentive Stock Option Plan of 1995                     A

10.2       --     Employment Agreement between the Company
                  and Robert Portman effective January 1, 1998            C

10.3       --     Strategic Alliance Agreement between the Company
                  and the Institute of Nutrition and Food Hygiene         A

10.4       --     Exclusive Licensing Agreement between the
                  Company and the INFH                                    A

10.5       --     Shareholders Agreement                                  A

10.6       --     2000 Incentive Stock Option Plan                        D

10.7       --     Employment Agreement between the Company
                  and Robert Portman effective January 1, 2001            *

23.1       --     Consent of Larson, Allen, Weishair & Co., LLP           *

27         --     Financial Data Schedule                                 *
----------------
*   Filed herewith

A Filed with Registration Statement on Form SB-2 (Registration No. 333-36379) (the "1997 SB-2") on September 25, 1997

B   Filed with Amendment No. 1 to the 1997 SB-2 on October 23, 1997

C   Filed with Amendment No. 3 to the 1997 SB-2 on December 17, 1997

D Filed with Definitive Proxy Statement (Schedule 14A) for annual meeting held on August 16, 2000, filed on July 11, 2000.