Form 10QSB
period 2001-03-31
PACIFICHEALTH LABORATORIES INC
filed 2001-05-10
CIK 1000278

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

                 For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At May 10, 2001, there were 4,774,162 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                                TABLE OF CONTENTS
                                -----------------


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Balance Sheets as of March 31, 2001
                    and December 31, 2000................................... 3

               Statements of Operations for the three
                    months ended March 31, 2001 and March 31, 2000.......... 4

               Statements of Cash Flows for the three months
                    ended March 31, 2001 and March 31, 2000................. 5

               Notes to Consolidated Financial Statements................... 6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..................... 7

PART II.  OTHER INFORMATION

     ITEM 2.   Changes in Securities........................................ 9

     ITEM 6.   Exhibits and Reports......................................... 9

SIGNATURES.................................................................. 9

                        PACIFICHEALTH LABORATORIES, INC.
                                  BALANCE SHEET

                                     ASSETS
                                                                      March 31,              December 31,
                                                                        2001                    2000
                                                                     (Unaudited)              (Audited)
                                                                    ------------             ------------
Current assets:
  Cash and cash equivalents                                         $     43,070             $    170,491
  Accounts receivable, net                                               385,373                  441,396
  Inventories                                                          1,449,567                1,652,693
  Prepaid expenses                                                       137,386                  162,466
                                                                    ------------             ------------
       Total current assets                                            2,015,396                2,427,046

Property and equipment, net                                               64,982                   74,043

Other assets:
  Deposits                                                                53,991                   53,991
                                                                    ------------             ------------

            Total assets                                            $  2,134,369             $  2,555,080
                                                                    ============             ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                     $     32,236             $     47,741
  Accounts payable and accrued expenses                                  578,732                  735,377
                                                                    ------------             ------------
        Total current liabilities                                        610,968                  783,118
                                                                    ------------             ------------

Stockholders' equity:
  Common stock, $.0025 par value;
    authorized 10,000,000 shares;
    issued and outstanding 4,646,367 shares
    at December 31, 2000 and March 31, 2001                               11,616                   11,616
  Additional paid-in capital                                          11,089,019               11,060,246
  Accumulated deficit                                                 (9,577,234)              (9,299,900)
                                                                    ------------             ------------
                                                                       1,523,401                1,771,962
                                                                    ------------             ------------

            Total liabilities and stockholders' equity              $  2,134,369             $  2,555,080
                                                                    ============             ============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)

                                                            2001                   2000
                                                            ----                   ----
Revenues                                                $   610,079             $   348,755

Cost of goods sold:                                         314,547                 151,738
                                                        -----------             -----------

Gross Profit                                                295,532                 197,017

Selling, general and administrative expenses                539,905                 607,150
Research & Development                                       21,763                  82,260
Amortization expense                                           --                       795
Depreciation expense                                         11,561                   8,823
                                                        -----------             -----------
                                                            573,229                 699,028
                                                        -----------             -----------

Net operating loss                                         (277,697)               (502,011)

Other income (expense)
   Interest income (expense)                                    363                  20,975
                                                        -----------             -----------

Loss before income taxes                                   (277,334)               (481,036)

Provision (benefit) for income taxes                           --                      --
                                                        -----------             -----------

Net loss                                                $  (277,334)            $  (481,036)
                                                        ===========             ===========

Basic loss per share                                    $     (0.06)            $     (0.11)
                                                        ===========             ===========

Diluted loss per share                                  $     (0.06)            $     (0.11)
                                                        ===========             ===========

Weighted average common shares:
     Basic                                                4,646,367               4,554,367
                                                        ===========             ===========

     Diluted                                              5,292,631               4,831,116
                                                        ===========             ===========

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)

                                                                                2001                   2000
                                                                                ----                   ----
Cash flows from operating activities:
   Net loss                                                                    (277,334)            $  (481,036)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation                                                             11,561                   8,823
        Amortization                                                               --                       795
        Intrinsic value of non-employee stock options granted                    28,772                    --
     Changes in assets and liabilities:
        Decrease in accounts receivable                                          56,023                 270,596
        Decrease in prepaid expenses                                             25,080                  15,984
        Decrease (Increase) in Inventories                                      203,126                (325,449)
        Decrease in other current assets                                           --                      --
        Increase (Decrease) in accounts payable/accrued expenses               (156,644)                180,624
        Decrease in reserve for product replacement                                --                      (489)
        Decrease in customer deposits                                              --                      --
                                                                            -----------             -----------
Net cash used in operating activities                                          (109,416)               (330,152)
                                                                            -----------             -----------


Cash flows from investing activities:
     Purchase of fixed assets                                                    (2,500)                (10,077)
                                                                            -----------             -----------
Net cash used in investing activities                                            (2,500)                (10,077)
                                                                            -----------             -----------

Cash flows from financing activities:
     Repayment of notes payable                                                 (15,505)                   --
                                                                            -----------             -----------
Net cash used in financing activities                                           (15,505)                   --
                                                                            -----------             -----------

Net decrease in cash                                                           (127,421)               (340,229)

Cash, beginning balance                                                         170,491               1,742,360
                                                                            -----------             -----------

Cash, Ending balance                                                        $    43,070             $ 1,402,131
                                                                            ===========             ===========

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTE TO FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)


1. Basis of presentation:

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

2. Stock Based Compensation

      The Company granted 470,000 Incentive Stock Options (ISOs) to employees during the first quarter of 2001 which vest during the first quarter of 2002 with an exercise price of $0.313 per share. The Company, per Dr. Portman's 2001 Employment Agreement, also re-priced the grant of options issued under his 1998 Employment Agreement to purchase up to 475,000 shares of Common Stock, from $6.00 to $0.313 per share. These options vested immediately. The exercise price for all 945,000 options was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized.

      The Company also granted 55,000 stock options to consultants during the first three months of 2001. 25,000 options vested upon grant with exercise prices ranging from $0.50 per share to $0.781 per share, and 30,000 options vest during the first quarter 2002 with an exercise price of $0.313 per share. The options were determined to have a value of $28,772 for the three months ended March 31, 2001. These amounts were charged to operations in the quarter ended March 31, 2001 and added to paid-in capital in accordance with SFAS 123.

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

(a) Introduction

         The Company was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. Our first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX PROHEART(R) and ENDUROX EXCEL(R). PROSOL PLUS(TM), a product marketed to sustain emotional balance and promote a positive frame of mind, was introduced in December 1997. In February 1999, we introduced ENDUROX(R)R4(R) Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. In April 2000, we introduced SATIETROL(R), a new diet product that will compete in the approximately $10 billion market for weight loss and weight control products. In January 2001, we introduced SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the SATIETROL technology.

(b) Results of Operations-Three Months Ended March 31, 2001 vs. March 31, 2000

         We incurred a loss of $277,334 or $0.06 per share for the fiscal quarter ended March 31, 2001 compared to a loss of $481,036 or $0.11 per share for the period ended March 31, 2000. Revenues for the three months ended March 31, 2001 were $610,079 compared to revenues of $348,755 for the same period in 2000. This 75% increase in revenues was due to a 64% increase in sales of our ENDUROX R4 product line as well as substantial sales of our SATIETROL product line that was not introduced until the second quarter of 2000. Sales by product line are as follows:

                                                Revenues
                            ---------------------------------------------------
                                       ENDUROX R(4)
                            ENDUROX    Performance
                               &        Recovery
Quarter Ended                EXCEL       Drink         SATIETROL        Other
-------------------------------------------------------------------------------
March 31, 2001             $150,933    $  327,951     $   130,979      $    216
                           ========    ==========     ===========      ========

March 31, 2000             $143,365    $  199,928     $    - 0 -       $  5,462
                           ========    ==========     ===========      ========

         Our gross profit margin declined to 48% for the three months ended March 31, 2001 from 56% for the three months ended March 31, 2000. The primary reasons for this decline are a write-off of $15,565 (2.5% of sales) of SATIETROL packaging components no longer considered appropriate, payment discounts offered to customers (1.5% of sales), and sales discounts given to new customers to increase distribution of our products. Sales discounts to new customers to attract new means of distribution may continue as we seek to expand our sales base. Payment discounts were again offered in the first quarter 2001 in order to accelerate collection of large receivables. We may continue to offer discounts to customers from time to time to accelerate cash flow.

         Selling, general, and administrative expenses were $539,905 for the three months ended March 31, 2001 compared to $607,150 for the three months ended March 31, 2000, an 11% decrease. The primary reasons for the decrease in selling, general and administrative expenses between the two periods were the reduction in personnel costs by $21,000, legal & accounting fees by $10,000, trade show expenses by $12,000 and consultants fee by $32,000. Selling, general and administrative costs are expected to increase during the remainder of 2001 as the ENDUROX R4 and SATIETROL advertising and promotional campaigns are carried forth and the Company's new sports drink product, ACCELERADE(R), is launched in the second quarter of 2001.

         Research and development expenses decreased to $21,763 for the three months ended March 31, 2001 from $82,260 for the three months ended March 31, 2000. In the first quarter of 2000, several SATIETROL clinical trials were conducted in anticipation of the launch of the product in the second quarter of 2000. No clinical trials were conducted in the first quarter 2001.

(c) Liquidity and Capital Resources

         At March 31, 2001, the Company's current assets exceeded its current liabilities by approximately $1.40 million with a ratio of current assets to current liabilities of approximately 3.3 to 1. Accounts receivable were lower at March 31, 2001 compared to December 31, 2000 as we accelerated collections of certain large receivables by offering payment discounts. Inventory levels decreased at March 31, 2001 as compared to December 31, 2000 as we increase sales of current products.

         We are currently seeking an additional $1,500,000 equity/debt financing in order to fund our continued expected growth. We have no commitments for significant capital expenditures over the next 12 months. The largest expenditures now contemplated (apart from expenses necessary to support current levels of sales, general and administrative costs) are advertising and promotional expenditures associated with the continued development of the SATIETROL product line. We are also seeking additional equity to fund the launch of additional flavors for ENDUROX R4 and to fund the launch of ACCELERADE in the second quarter of 2001. Without adequate financing, sales and corporate growth may be limited. In April 2001, we received $40,000 from the exercise of options by our President and $150,000 in debt due April 2002 but repayable if the Company receives other funding of at least $2,000,000.

II.     OTHER INFORMATION


ITEM  2.    CHANGES IN SECURITIES

            (a), (b) Changes in Securities:

                     None.

            (c) Recent Sales of Unregistered Securities:

                As of January 1, 2001, the Company granted options to purchase
            460,000 shares of its common stock to its President, Robert Portman. These options were granted under the Company's Year 2000 Stock Option Plan. These options have an exercise price of $.313 per share. One-half of these options become exercisable on January 2, 2002 and the other half become exercisable on January 2, 2003. The options expire on December 31, 2006. The issuance of these options was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2), as the grantees is an executive officer of the Company. Subsequent to the grant, the Company filed a registration statement on Form S-8 relating to the Year 2000 Stock Option Plan, which would cover the issuance of shares upon exercise of these options.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:

                None.

            (b) Reports on Form 8-K:

                None.


                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PACIFICHEALTH LABORATORIES, INC.


                                      By: /S/ STEPHEN P. KUCHEN
                                          ------------------------------
                                          STEPHEN P. KUCHEN

                                      Vice President - Finance & CFO
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

                                      Date: MAY 10, 2001
                                            ----------------------------