Form 10QSB/A
period 2001-03-31
PACIFICHEALTH LABORATORIES INC
filed 2001-05-21
CIK 1000278

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At May 10, 2001, there were 5,121,367 shares of common stock, par value $.0025 per share, of the registrant outstanding.

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


                                      PACIFICHEALTH LABORATORIES, INC.


                                      By: /S/ STEPHEN P. KUCHEN
                                          ------------------------------
                                          STEPHEN P. KUCHEN

                                      Vice President - Finance & CFO
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

                                      Date: MAY 21, 2001
                                            ----------------------------