Form 10QSB
period 2001-06-30
PACIFICHEALTH LABORATORIES INC
filed 2001-08-14
CIK 1000278

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

                 For the quarterly period ended June 30, 2001

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At August 14, 2001, there were 5,835,828 shares of common stock, par value $.0025 per share, of the registrant outstanding.


Transitional small business disclosure format: Yes  [ ] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                                TABLE OF CONTENTS
                                -----------------


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Balance Sheets as of June 30, 2001
                    and December 31, 2000................................... 3

               Statements of Operations for the three and six
                    months ended June 30, 2001 and June 30, 2000............ 4

               Statements of Cash Flows for the six months
                    ended June 30, 2001 and June 30, 2000................... 5

               Notes to Consolidated Financial Statements................... 6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..................... 7

PART II.  OTHER INFORMATION

     ITEM 2.      Changes in Securities.....................................10

     ITEM 6.      Exhibits and Reports......................................11


SIGNATURES..................................................................11

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                           June 30,               December 31,
                                                                             2001                      2000
                                                                         (Unaudited)                (Audited)
                                                                        ------------              ------------
Current assets:
  Cash and cash equivalents                                             $  1,932,801              $    170,491
  Accounts receivable, net                                                 1,867,774                   441,396
  Inventories                                                              1,199,239                 1,652,693
  Prepaid expenses                                                           147,658                   162,466
                                                                        ------------              ------------
       Total current assets                                                5,147,472                 2,427,046

Property and equipment, net                                                   60,118                    74,043

Other assets:
  Deposits                                                                   301,369                    53,991
                                                                        ------------              ------------

            Total assets                                                $  5,508,959              $  2,555,080
                                                                        ============              ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                               38,940              $     47,741
  Accounts payable and accrued expenses                                      547,983                   735,377
                                                                        ------------              ------------
        Total current liabilities                                            586,923                   783,118
                                                                        ------------              ------------

Stockholders' equity:
  Common stock, $.0025 par value; authorized 10,000,000
    shares; issued and outstanding: 4,646,367 shares at
    December 31, 2000 and 5,825,078 shares at June 30, 2001                   14,563                    11,616
  Additional paid-in capital                                              13,008,780                11,060,246
  Accumulated deficit                                                     (8,101,307)               (9,299,900)
                                                                        ------------              ------------
                                                                           4,922,036                 1,771,962
                                                                        ------------              ------------

            Total liabilities and stockholders' equity                  $  5,508,959              $  2,555,080
                                                                        ============              ============

                       See notes to financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                         Three Months                   Six Months
                                                        Ended June 30,                Ended June 30,
                                                       ---------------                --------------
                                                    2001            2000            2001          2000
                                                    ----            ----            ----          ----
Revenues:
   Product sales                                $ 2,861,613    $ 1,485,342     $ 3,471,692    $ 1,834,097
   Licensing revenues                             1,000,000           --         1,000,000           --
                                                -----------    -----------     -----------    -----------
                     Total Revenues               3,861,613      1,485,342       4,471,692      1,834,097

Cost of goods sold                                1,416,723        633,920       1,731,270        785,658
                                                -----------    -----------     -----------    -----------

Gross Profit                                      2,444,890        851,422       2,740,422      1,048,439

Selling, general and administrative expenses        930,806        816,464       1,470,711      1,423,614
Research & development                               29,080         34,289          50,843        116,549
Amortization expense                                   --              133            --              928
Depreciation expense                                 10,863          9,604          22,424         18,427
Provision for replacement of product                   --          (35,000)           --          (35,000)
                                                -----------    -----------     -----------    -----------
                                                    970,749        825,490       1,543,978      1,524,518
                                                -----------    -----------     -----------    -----------

Net operating income (loss)                       1,474,141         25,932       1,196,444       (476,079)

Other income (expense)
   Interest income (expense)                          1,787         16,646           2,150         37,621
                                                -----------    -----------     -----------    -----------

Income (loss) before income taxes                 1,475,928         42,578       1,198,594       (438,458)

Provision for income taxes                             --             --              --             --
                                                -----------    -----------     -----------    -----------

Net income (loss)                               $ 1,475,928    $    42,578     $ 1,198,594    $  (438,458)
                                                ===========    ===========     ===========    ===========

Basic income (loss) per share                   $      0.28    $      0.01     $      0.24    $     (0.10)
                                                ===========    ===========     ===========    ===========

Diluted income (loss) per share                 $      0.24    $      0.01     $      0.23    $     (0.10)
                                                ===========    ===========     ===========    ===========

Weighted average common shares:
     Basic                                        5,280,754      4,597,488       4,965,313      4,575,927
                                                ===========    ===========     ===========    ===========

     Diluted                                      6,065,316      4,928,710       5,182,198      4,858,711
                                                ===========    ===========     ===========    ===========

                       See notes to financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                     2001                      2000
                                                                                     ----                      ----
Cash flows from operating activities:
   Net income (loss)                                                              1,198,594                  (438,458)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
        Depreciation                                                                 22,424                    18,427
        Amortization                                                                   --                         928
        Intrinsic value of non-employee stock options granted                       159,370                    20,946
     Changes in assets and liabilities:
        (Increase) / Decrease in accounts receivable                             (1,426,377)                 (156,907)
        (Increase) / Decrease in inventories                                        453,454                  (871,817)
        (Increase) / Decrease in prepaid expenses                                    14,808                    19,566
        Increase in other assets                                                   (247,378)                  (50,928)
        Increase / (Decrease) in accounts payable/accrued expenses                 (187,394)                  447,443
        Decrease in reserve for product replacement                                    --                     (80,489)
        Decrease in customer deposits                                                  --                        --
                                                                                -----------               -----------
Net cash used in operating activities                                               (12,499)               (1,091,289)
                                                                                -----------               -----------


Cash flows from investing activities:
     Purchase of fixed assets                                                        (8,500)                  (13,386)
                                                                                -----------               -----------
Net cash used in investing activities                                                (8,500)                  (13,386)
                                                                                -----------               -----------

Cash flows from financing activities:
     Repayments of notes payable                                                     (8,801)                     --
     Common stock issued                                                          1,500,000                      --
     Common stock options/warrants exercised                                        292,110                   131,250
                                                                                -----------               -----------
Net cash provided by financing activities                                         1,783,309                   131,250
                                                                                -----------               -----------

Net increase (decrease) in cash                                                   1,762,310                  (973,425)

Cash, beginning balance                                                             170,491                 1,742,360
                                                                                -----------               -----------

Cash, ending balance                                                            $ 1,932,801               $   768,935
                                                                                ===========               ===========

                       See notes to financial statements

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTE TO FINANCIAL STATEMENTS
    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (UNAUDITED)


1. Basis of presentation:

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

2. Stock Based Compensation

      The Company granted 771,500 Incentive Stock Options (ISOs) to employees during the first six months of 2001. 225,000 options vested upon grant with an exercise price of $1.00, and 546,500 vest during the first six months of 2002 with exercise prices ranging from $0.313 per share to $4.75 per share. 225,000 options issued to employees expired during the first six months of 2001. The Company, per Dr. Portman's 2001 Employment Agreement, also re-priced the grant of options issued under his 1998 Employment Agreement to purchase up to 475,000 shares of Common Stock, from $6.00 to $0.313 per share. These options vested immediately and were exercised in full during the second quarter 2001. The exercise price for all 1,246,500 options was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized.

      The Company also granted 295,500 stock options to consultants during the first six months of 2001. 265,500 options vested upon grant with exercise prices ranging from $0.50 per share to $2.00 per share, and 30,000 options vest during the first quarter 2002 with an exercise price of $0.313 per share. 11,500 options issued to consultants expired during the first six months of 2001 and 195,000 options issued to consultants were cancelled during the first six months of 2001. These options and warrants were determined to have a value of $159,370 for the six months ended June 30, 2001. These amounts were charged to operations in the six months ended June 30, 2001 and added to paid-in capital in accordance with SFAS 123.

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


(a)      Introduction

         The Company was incorporated in April 1995 as a nutrition technology company that researches, develops, and commercializes functionally unique proprietary products for sports performance, weight loss and Type 2 diabetes.

         Sports Performance
         ------------------
         Our first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, we introduced ENDUROX(R)R(4)(R) Performance/Recovery Drink to be taken following exercise. In clinical studies, ENDUROX R(4) has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R(4). Research studies have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise.

         Weight Loss
         -----------
         In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, we introduced our first weight loss product, SATIETROL(R), a natural appetite control product based on this research. Clinical studies have shown that Satietrol, a pre meal beverage, can reduce hunger up to 43% 3 1/2 hours after eating. In January 2001, we extended our weight loss product line with the introduction of SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline for its Satietrol technology.

         Type 2 Diabetes
         ---------------
         Type 2 diabetes has become the fastest growing chronic condition in the United States. Obesity and poor glucose regulation appear to be primary characteristics of this condition. Research has suggested that cholecystokinin
(CCK) may play a role in insulin release and glucose regulation. The Company's research in this area is to develop a nutritional product that can help Type 2 diabetics lose weight by controlling appetite while improving glucose regulation. The Company expects to initiate clinical trials on a product for use by Type 2 diabetics in 2002.

(b) Results of Operations-Three Months and Six Months Ended June 30, 2001 vs. June 30, 2000

         We recorded net income of $1,475,928, or $0.24 per share, for the second quarter ended June 30, 2001, compared to net income of $42,578, or $0.01 per share, for the second quarter ended June 30, 2000. We recorded net income of $1,198,594, or $0.23 per share, for the six-month period ended June 30, 2001, compared to a loss of $438,458, or $0.10 per share, for the six-month period ended June 30, 2000. The higher net income in 2001 vs. 2000 for the three-month period ended June 30 and the net income vs. a loss for the six-month period ended June 30 are due primarily to increased revenues. We also reduced our reserve for product replacement by $35,000 in the quarter ended June 30, 2000, taking this amount back into income as described below. Without taking into account the effect of our initial $1,000,000 license fee from GSK (and any offsetting expenses booked in connection with GSK), discussed below, our net income for the second quarter of 2001 would have been $500,928, or $0.08 per share, and our net income for the six month period ended June 30, 2001 would have been $223,594, or $0.04 per share.

         Revenues in the quarter ended June 30, 2001 were $3,861,613 compared to $1,485,342 for the same period in 2000. Revenues in the six-month period ended June 30, 2001 were $4,471,692 compared to $1,834,097 for the same period in 2000. Revenue increases in the first half of 2001 were due primarily to substantial increases in sales of our current products as well as the signing of a License Agreement with GlaxoSmithKline ("GSK") for our SATIETROL natural appetite control technology, which included an initial payment of $1,000,000. Sales of ENDUROX R(4) Performance/Recovery Drink increased 63% in both the three-month and six-month periods ended June 30, compared to the same period in 2000. In June 2001, the Company launched Accelerade, its new generation of sports drinks. Sales of SATIETROL increased 126% and 146%, respectively, in the three-month and six-month periods ended June 30, compared to the same period in 2000. SATIETROL was introduced in the second quarter of 2000.

         During the second quarter 2001, the Company entered into an exclusive license agreement with GSK, one of the world's largest pharmaceutical companies, for SATIETROL, the Company's appetite control product. The agreement provides GSK with worldwide rights to the trademarks, technology, patents, and know how for SATIETROL. Under the agreement, PHLI received an initial payment of $1,000,000, will receive additional achievement payments over the next two years provided GSK meets certain development goals, and will receive ongoing product royalties upon launch of the product by GSK. The Company can continue to sell the SATIETROL line of products until GSK launches their SATIETROL product. At that time, the Company can continue to market the powdered meal replacement product, currently sold under the name SATIETROL Complete(R), without using the Satietrol(R) name, in the current health food store channels of distribution. GSK will be responsible for future manufacturing, marketing, and sales upon launch by GSK. GSK also purchased approximately 9% of PHLI's common stock for $1.5 million.

         Our gross profit margin on product sales declined to 51% for the three months ended June 30, 2001 from 57% for the three months ended June 30, 2000. Our gross profit margin on product sales declined to 50% for the six-month period ended June 30, 2001 from 57% for the six-month period ended June 30, 2000. The primary reasons for these declines were sales discounts given to new customers to increase distribution of our products and payment discounts offered to customers to accelerate cash flow. Sales discounts offered to new customers as a means to attract new distribution may continue as we seek to expand our sales base. Payment discounts were offered in the first half of 2001 in order to accelerate collection of large receivables. Payment discounts stopped in the second quarter as the Company is now in a stronger cash position.

         Our selling, general, and administrative ("S, G, & A") expenses increased to $930,806 for the three-month period ended June 30, 2001 from $816,464 for the three-month period ended June 30, 2000. Our S, G, & A expenses increased to $1,470,711 for the six-month period ended June 30, 2001 from $1,423,614 for the six-month period ended June 30, 2000. The primary reason for the increase in S, G, & A expenses in the three-month and six-month periods ended June 30, 2001 compared to the same periods in 2000 was an increase in consulting expense. In the second quarter 2001, consulting expense included $159,370 charged to operations in connection with the issuance of options to consultants.

         Research and development expenses decreased to $29,080 for the three months ended June 30, 2001 from $34,289 for the three months ended June 30, 2000. Research and development expenses decreased to $50,843 for the six months ended June 30, 2001 from $116,549 for the six months ended June 30, 2000. The primary reason for the reduction in research and development expense for the six-month period ended June 30, 2001 compared to the same period in 2000 was that in the first half of 2000, several SATIETROL clinical trials were conducted in anticipation of the launch of the product in the second quarter of 2000. No such clinical trials were conducted in the first half 2001. We anticipate research and development expenses will increase and exceed the levels of 2000 as additional clinical trials are conducted on all of our products as we continue to seek out additional patents and claims for our products.

         In 1997, we reformulated our original ENDUROX product into a caplet, rather than a capsule, because the capsule form was very hygroscopic and became altered in size and color in conditions of high heat and humidity. At June 30, 1997 we estimated a reserve for charges resulting from exchanging our retailers' inventory of capsules for caplets or issuing a credit refund for returned capsules. At the end of each quarter, we compare the reserve's balance to a current estimate of capsule exchange/credit refund exposure. At June 30, 2000, we estimated that our remaining capsule exchange for caplets and/or credit refunds would not exceed $80,573. As a result, we reduced our reserve by $35,000 and increased our net income for the three months ended June 30, 2000 and offset our net loss for the six months ended June 30, 2000 by taking that amount back into income in the second quarter. This reserve was completely written off by December 31, 2000.

(c) Liquidity and Capital Resources

         At June 30, 2001, the Company's current assets exceeded its current liabilities by approximately $4.56 million with a ratio of current assets to current liabilities of approximately 8.8 to 1. Cash increased primarily because of our higher revenues, net income, and the aforementioned purchase by GSK of approximately 9% of the Company's stock. Accounts receivable were higher at June 30, 2001 compared to December 31, 2000 as second quarter 2001 sales were much higher than fourth quarter 2000 sales. Inventory levels decreased at June 30, 2001 as compared to December 31, 2000 as we increased sales of current products.

         In April 2001, we received $40,000 from the exercise of options by our President. On June 1, 2001, we received $1,500,000 from the purchase of common stock by GSK. On June 11, 2001, we received $1,000,000 in initial licensing fees from GSK. We also received $300,000 in debt financing in the second quarter of 2001, which we repaid in the same quarter with the proceeds of the GSK transaction.

         Based on our current plans and level of operations, we do not see a need for additional cash in the next twelve months.


II.     OTHER INFORMATION


ITEM  2.    CHANGES IN SECURITIES

(a), (b) Changes in Securities:

      None.

(c) Recent Sales of Unregistered Securities:

         As of January 1, 2001, the Company granted options to purchase 460,000 shares of its common stock to its President, Robert Portman. These options were granted under the Company's Year 2000 Stock Option Plan. These options have an exercise price of $0.313 per share. One-half of these options become exercisable on January 2, 2002 and the other half become exercisable on January 2, 2003. The options expire on December 31, 2006. During the quarter ended June 30, 2001, Dr. Portman exercised options for 475,000 shares of Common Stock at $0.313 per share. The issuance of these securities was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2), as the grantee is an executive officer of the Company. Subsequent to the grant of the 460,000 options as of January 1, 2001, the Company filed a registration statement on Form S-8 relating to the Year 2000 Stock Option Plan, which would cover the issuance of shares upon exercise of these options.

         On June 1, 2001, the Company sold 541,711 shares of the Company's Common Stock for and aggregate $1,500,000 to Glaxo Wellcome International B.V., a Netherlands limited liability company affiliated with Smithkline Beecham, PLC. The issuance of these shares was exempt from registration under the Securities Act of 1933 under Section 4(2). Certificates for the shares bear restrictive legends, the purchaser represented that it was acquiring the shares for investment purposes, and the purchaser was an "accredited investor" as that term is defined in Regulation D. No public solicitation was employed in connection with this transaction.

         In April, 2001, the Company issued an aggregate $300,000 in principal amount of its 10% Promissory Notes Due 2002, together with warrants exercisable for 300,000 shares of the Company's Common Stock at $0.875 per share to a total of six accredited investors. The warrants expire three years from issuance. All of the principal of the Notes was repaid in June, 2001, and warrants for 150,000 shares were exercised in June, 2001. The issuance of these securities was exempt from registration under the Securities Act of 1933 under Section 4(2). Certificates for the securities bear restrictive legends, the purchasers represented that they were acquiring the shares for investment purposes, and the purchasers were "accredited investors" as that term is defined in Regulation D. No public solicitation was employed in connection with this transaction.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         None.

(b) Reports on Form 8-K:

         On June 14, 2001, the Company filed a Current Report on Form 8-K dated June 1, 2001, reporting, under Item 5, the License Agreement and investment by GSK. That report included an unaudited balance sheet as of April 30, 2001 and an unaudited Statement of Operations for the four months ended April 30, 2001, with pro forma adjustments showing the effect of the initial license fee and investment proceeds, as if they had been paid as of April 30, 2001.

         On July 5, 2001, we filed an amendment to this 8-K, for the purpose of filing the License Agreement as Exhibit 4.1, with portions redacted pursuant to a request for confidential treatment.



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


                                             PACIFICHEALTH LABORATORIES, INC.


                                             By: /S/ STEPHEN P. KUCHEN
                                                 ------------------------------
                                                 STEPHEN P. KUCHEN

                                              Vice President - Finance & CFO
                                              (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

                                              Date: AUGUST 14, 2001
                                                    ---------------------------