Form 10QSB
period 2001-09-30
PACIFICHEALTH LABORATORIES INC
filed 2001-11-13
CIK 1000278

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

                 For the quarterly period ended September 30, 2001

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At November 9, 2001 there were 6,039,203 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                                TABLE OF CONTENTS
                                -----------------


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Balance Sheets as of September 30, 2001 (Unaudited)
                    and December 31, 2000................................. 3

               Statements of Operations (Unaudited) for the three and nine months ended September 30, 2001 and 2000.............. 4

               Statements of Cash Flows (Unaudited) for the nine months
                    ended September 30, 2001 and 2000..................... 5

               Notes to Financial Statements.............................. 6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS................... 8

PART II.  OTHER INFORMATION

     ITEM 2.   Changes in Securities and Use of Proceeds.................. 11

     ITEM 6.   Exhibits and Reports....................................... 11


SIGNATURES................................................................ 11

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                             September 30,             December 31,
                                                                                  2001                     2000
                                                                              (Unaudited)                (Audited)
                                                                             ------------              ------------
Current assets:
  Cash and cash equivalents                                                  $  2,552,629              $    170,491
  Accounts receivable, net                                                        777,650                   441,396
  Inventories                                                                   2,304,745                 1,652,693
  Prepaid expenses                                                                127,377                   162,466
                                                                             ------------              ------------
       Total current assets                                                     5,762,401                 2,427,046

Property and equipment, net                                                        59,678                    74,043

Other assets:
  Deposits                                                                        153,991                    53,991
                                                                             ------------              ------------

            Total assets                                                     $  5,976,070              $  2,555,080
                                                                             ============              ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                              $     13,081              $     47,741
  Accounts payable and accrued expenses                                           695,575                   735,377
                                                                             ------------              ------------
        Total current liabilities                                                 708,656                   783,118
                                                                             ------------              ------------

Stockholders' equity:
  Common stock, $.0025 par value; authorized 10,000,000
    shares; issued and outstanding: 4,646,367 shares at
    December 31, 2000 and 5,989,203 shares at September 30, 2001                   14,973                    11,616
  Additional paid-in capital                                                   13,334,033                11,060,246
  Accumulated deficit                                                          (8,081,592)               (9,299,900)
                                                                             ------------              ------------
                                                                                5,267,414                 1,771,962
                                                                             ------------              ------------

            Total liabilities and stockholders' equity                       $  5,976,070              $  2,555,080
                                                                             ============              ============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                               Three Months                               Nine Months
                                                            Ended September 30,                       Ended September 30,
                                                            -------------------                       -------------------
                                                          2001                2000                 2001                 2000
                                                          ----                ----                 ----                 ----
Revenues:
   Product sales                                      $ 1,328,560          $ 1,503,541          $ 4,800,252          $ 3,337,138
   Licensing revenues                                        --                   --              1,000,000                 --
                                                      -----------          -----------          -----------          -----------
                     Total Revenues                     1,328,560            1,503,541            5,800,252            3,337,138

Cost of goods sold                                        589,998              676,427            2,321,267            1,462,085
                                                      -----------          -----------          -----------          -----------

Gross Profit                                              738,562              827,114            3,478,985            1,875,053

Selling, general and administrative expenses              702,764              725,167            2,173,475            2,148,783
Research & development                                     22,611               69,456               73,454              186,005
Amortization expense                                         --                   --                   --                    928
Depreciation expense                                       11,161               10,533               33,585               28,960
Provision for replacement of product                         --                   --                   --                (35,000)
                                                      -----------          -----------          -----------          -----------
                                                          736,536              805,156            2,280,514            2,329,676
                                                      -----------          -----------          -----------          -----------

Net operating income (loss)                                 2,026               21,958            1,198,471             (454,623)

Other income (expense)
   Interest income (expense)                               17,688                6,033               19,837               43,655
                                                      -----------          -----------          -----------          -----------

Income (loss) before income taxes                          19,714               27,991            1,218,308             (410,968)

Provision for income taxes                                   --                   --                   --                   --
                                                      -----------          -----------          -----------          -----------

Net income (loss)                                     $    19,714          $    27,991          $ 1,218,308          $  (410,968)
                                                      ===========          ===========          ===========          ===========

Basic income (loss) per share                         $      0.00          $      0.01          $      0.23          $     (0.09)
                                                      ===========          ===========          ===========          ===========

Diluted income (loss) per share                       $      0.00          $      0.01          $      0.20          $     (0.09)
                                                      ===========          ===========          ===========          ===========

Weighted average common shares:
     Basic                                              5,898,070            4,641,041            5,279,649            4,597,790
                                                      ===========          ===========          ===========          ===========

     Diluted                                            7,311,663            4,716,604            6,205,688            4,788,753
                                                      ===========          ===========          ===========          ===========

                        PACIFICHEALTH LABORATORIES, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                2001                  2000
                                                                            -----------           -----------
Cash flows from operating activities:
   Net income (loss)                                                        $ 1,218,308           $  (410,968)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
        Depreciation                                                             33,585                28,960
        Amortization                                                               --                     928
        Intrinsic value of non-employee stock options granted                   182,071                43,055
     Changes in assets and liabilities:
        (Increase) / Decrease in accounts receivable                           (336,254)             (126,014)
        (Increase) / Decrease in inventories                                   (652,052)           (1,069,426)
        (Increase) / Decrease in prepaid expenses                                35,089                42,342
        (Increase) / Decrease in other assets                                  (100,000)              (50,928)
        Increase / (Decrease) in accounts payable/accrued expenses              (39,802)              291,768
        Decrease in reserve for product replacement                                --                 (80,489)
                                                                            -----------           -----------
Net cash provided by (used in) operating activities                             340,945            (1,330,772)
                                                                            -----------           -----------


Cash flows from investing activities:
     Purchase of fixed assets                                                   (19,220)              (25,304)
                                                                            -----------           -----------
Net cash used in investing activities                                           (19,220)              (25,304)
                                                                            -----------           -----------

Cash flows from financing activities:
     Repayments of notes payable                                                (34,660)                 --
     Common stock issued                                                      1,500,000                  --
     Common stock options/warrants exercised                                    595,073               160,000
                                                                            -----------           -----------
Net cash provided by financing activities                                     2,060,413               160,000
                                                                            -----------           -----------

Net increase (decrease) in cash                                               2,382,138            (1,196,076)

Cash, beginning balance                                                         170,491             1,742,360
                                                                            -----------           -----------

Cash, ending balance                                                        $ 2,552,629           $   546,284
                                                                            ===========           ===========

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTE TO FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


1. Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

2. Inventories

      As of September 30, 2001 and December 31, 2000, inventories consist of the following:

                                           2001                     2000
                                           ----                     ----

      Raw Materials                    $   419,371               $  194,647
      Work-in-process                       23,117                  311,475
      Finished goods                     1,862,257                1,146,571
                                      ------------               ----------

                                      $  2,304,745               $1,652,693
                                      ============               ==========

      The above inventory balances as of September 30, 2001 are net of reserves for potential excess quantities and obsolescence of approximately $ 40,117.

3. Stock Based Compensation

      The Company granted 771,500 Incentive Stock Options (ISOs) to employees during the first nine months of 2001. 225,000 options vested upon grant with an exercise price of $1.00, and 546,500 vest during the first six months of 2002 with exercise prices ranging from $0.313 per share to $4.75 per share. 225,000 options issued to employees expired during the first nine months of 2001. The Company, per Dr. Portman's 2001 Employment Agreement, also re-priced the grant of options issued under his 1998 Employment Agreement to purchase up to 475,000 shares of Common Stock, from $6.00 to $0.313 per share. These options vested immediately and were exercised in full during the second quarter 2001. The exercise price for all 1,246,500 options was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized.

      The Company also granted 352,500 stock options to consultants during the first nine months of 2001. 267,500 options vested upon grant with exercise prices ranging from $0.50 per share to $3.85 per share, 30,000 options vest during the first quarter 2002 with an exercise price of $0.313 per share, 25,000 options vest during the second quarter 2002 with an exercise price of $1.00 per share, 5,000 options vest during the third quarter 2002 with an exercise prices ranging from $4.29 per share to $6.30 per share, and 25,000 options vest during the second quarter 2003 with an exercise price of $1.00 per share. 11,500 options issued to consultants expired during the first nine months of 2001 and 195,000 options issued to consultants were cancelled during the first nine months of 2001. These options and warrants were determined to have a value of $182,071 for the nine months ended September 30, 2001. These amounts were charged to operations in the nine months ended September 30, 2001 and added to paid-in capital in accordance with SFAS 123.

4. Income Taxes

      The Company has approximately $8,900,000 in Federal net operating loss carryovers that were generated through December 31, 2000 and are available to offset future taxable income in calendar years 2001 through 2013. Accordingly, this amount has been reduced by Federal taxable income of approximately $1,200,000 during 2001 resulting in a remaining Federal net operating loss of $7,700,000 as of September 30, 2001.

      The components of the Company's deferred tax assets as of September 30, 2001 and December 31, 2000 are as follows:

                                                  2001              2000
                                                  ----              ----

      Net operating loss carry forwards       $ 2,780,000       $ 3,215,000
      Valuation allowance                      (2,780,000)       (3,215,000)
                                              -----------       -----------

      Deferred tax asset                      $      -          $      -

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

         Sports Performance
         Our first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, we introduced ENDUROX(R) R4(R) Performance/Recovery Drink to be taken following exercise. In clinical studies, ENDUROX R4 has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE(R) Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R4. Research studies have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise.

         Weight Loss
         In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, we introduced our first weight loss product, SATIETROL(R), a natural appetite control product based on this research. Clinical studies have shown that Satietrol, a pre meal beverage, can reduce hunger up to 43% 3 1/2 hours after eating. In January 2001, we extended our weight loss product line with the introduction of SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline ("GSK") for its SATIETROL technology.

         Type 2 Diabetes
         Type 2 diabetes has become the fastest growing chronic condition in the United States. Obesity and poor glucose regulation appear to be primary characteristics of this condition. Research has suggested that cholecystokinin
(CCK) may play a role in insulin release and glucose regulation. The Company's research in this area is to develop a nutritional product that can help Type 2 diabetics lose weight by controlling appetite while improving glucose regulation. The Company expects to initiate clinical trials on a product for use by Type 2 diabetics in 2002.

(b) Results of Operations - Three Months and Nine Months Ended September 30, 2001 vs. September 30, 2000

         We recorded net income of $19,714 or $0.00 per share for the three months ended September 30, 2001, compared to net income of $27,991 or $0.01 per share for the three months ended September 30, 2000. We recorded net income of $1,218,309 or $0.20 per share for the nine months ended September 30, 2001, compared to a loss of $410,968 or $0.09 per share for the nine months ended September 30, 2000. The net income for the nine-month period ended September 30, 2001 vs. the net loss for the same period in 2000 is due primarily to increased revenues. We also reduced our reserve for product replacement by $35,000 in the nine months ended September 30, 2000, taking this amount back into income as described below.

         Revenues in the three months ended September 30, 2001, were $1,328,560 compared to $1,503,541 for the same period in 2000. Sales of ENDUROX R4 increased 34% for the three months ended September 30, 2001 compared to the same period in 2000. ACCELERADE, the Company's new generation of sports drink launched in June 2001, continued to contribute significant revenues for the Company in the third quarter 2001. This was offset by a decrease in sales of SATIETROL for the three months ended September 30, 2001 compared to the same period in 2000. SATIETROL was rolled out nationally in August 2000 resulting in large initial pipeline sales in the third quarter 2000. Revenues for the nine months ended September 30, 2001, were $5,800,252 compared to $3,337,138 for the same period in 2000, a 74% increase. Revenue increases for the nine-month period ended September 30, 2001 were due primarily to substantial increases in sales of our current products, the introduction of ACCELERADE Sports Drink, and the signing of a License Agreement with GSK for our SATIETROL natural appetite control technology which included an initial payment of $1,000,000. Sales of ENDUROX R4 increased 52% and sales of SATIETROL increased 18% in the nine-month period ended September 30, 2001 compared to the same period in 2000.

         Gross profit margin on product sales was 55.6% for the three months ended September 30, 2001 compared to 55.0% for the three months ended September 30, 2000. Gross profit margin on product sales was 51.6% for the nine months ended September 30, 2001 compared to 56.2% for the nine months ended September 30, 2000. The primary reasons for the decline in gross profit margin on product sales for the nine months ended September 30, 2001 compared to the same period in 2000 were sales discounts given to new customers to increase distribution of our products and payment discounts offered to customers to accelerate cash flow. Sales discounts offered to new customers as a means to attract new distribution may continue as we seek to expand our sales base. Payment discounts were offered in the first half of 2001 in order to accelerate collection of large receivables. Payment discounts stopped in the second quarter as the Company is now in a stronger cash position.

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

         Selling, general, and administrative ("S, G, & A") expenses decreased to $702,765 for the three-month period ended September 30, 2001 from $725,167 for the three-month period ended September 30, 2000. This decrease is due primarily to a decrease in advertising expenses that were higher in the third quarter 2000 to support the national rollout of SATIETROL. S, G, & A expenses increased to $2,173,475 for the nine-month period ended September 30, 2001 from $2,148,783 for the nine-month period ended September 30, 2000 due primarily to an increase in consulting expenses.

         Research and development expenses decreased to $22,611 for the three months ended September 30, 2001 from $69,456 for the three months ended September 30, 2000. The primary reason for the reduction in research and development expenses for this period was that in the third quarter 2000 we conducted several SATIETROL COMPLETE and ACCELERADE clinical trials in support of the product launches of these products. No such clinical trials were conducted in the third quarter 2001. Research and development expenses decreased to $73,454 for the nine months ended September 30, 2001 from $186,005 for the nine months ended September 30, 2000. The primary reason for the reduction in research and development expenses for the nine-month period ended September 30, 2001 compared to the same period in 2000 was that in the first nine months of 2000, several SATIETROL clinical trials were conducted in anticipation of the launch of the product in the second quarter of 2000. No such clinical trials were conducted in the first nine months of 2001. We anticipate research and development expenses will increase and exceed the levels of 2000 as additional clinical trials are conducted on all of our products as we continue to seek out additional patents and claims for our products.

         In 1997, we reformulated our original ENDUROX product into a caplet, rather than a capsule, because the capsule form was very hygroscopic and became altered in size and color in conditions of high heat and humidity. At June 30, 1997 we estimated a reserve for charges resulting from exchanging our retailers' inventory of capsules for caplets or issuing a credit refund for returned capsules. At the end of each quarter, we compare the reserve's balance to a current estimate of capsule exchange/credit refund exposure. At September 30, 2000, we estimated that our remaining capsule exchange for caplets and/or credit refunds would not exceed $80,573. As a result, we reduced our reserve by $35,000 and offset our net loss for the nine months ended September 30, 2000 by taking that amount back into income. This reserve was completely written off by December 31, 2000.

(c) Liquidity and Capital Resources

         At September 30, 2001, the Company's current assets exceeded its current liabilities by approximately $5.05 million with a ratio of current assets to current liabilities of approximately 8.1 to 1. Cash increased primarily because of our higher revenues and net income for the nine months ended September 30, 2001, and the aforementioned purchase by GSK of approximately 9% of the Company's stock. Accounts receivable was higher at September 30, 2001 compared to December 31, 2000 due to our higher revenues. Inventory levels were higher at September 30, 2001 as compared to December 31, 2000 due to higher actual and anticipated sales levels for most products and also due to lower than anticipated SATIETROL sales.

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


                                             PACIFICHEALTH LABORATORIES, INC.


                                             By: /S/ STEPHEN P. KUCHEN
                                                 ------------------------------
                                                 STEPHEN P. KUCHEN

                                              Vice President
                                              (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

                                              Date: NOVEMBER 9, 2001
                                                    ---------------------------