Form 10KSB
period 2001-12-31
PACIFICHEALTH LABORATORIES INC
filed 2002-03-20
CIK 1000278

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                        PACIFICHEALTH LABORATORIES, INC.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                             22-3367588
  (State or jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                              Identification No.)

                         1480 Route 9 North - Suite 204
                              Woodbridge, NJ 07095
                    (Address of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were $ 6,145,525.

The aggregate market value of the common equity held by non-affiliates based on the closing sale price of Common stock as of February 28, 2002, was $15,832,936.

The number of shares outstanding of each class of the issuer's common equity, as of February 28, 2002, was as follows: Common Stock - 6,039,203 shares.

Transitional Small Business Disclosure Format (check one): Yes |_|   No |X|

                        PACIFICHEALTH LABORATORIES, INC.
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 2001


                                TABLE OF CONTENTS


PART I

ITEM 1.   BUSINESS.............................................................3
ITEM 2.   DESCRIPTION OF PROPERTY.............................................13
ITEM 3.   LEGAL PROCEEDINGS...................................................13
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................14

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............14
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................16
ITEM 7.   FINANCIAL STATEMENTS................................................20
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................20

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. .................20
ITEM 10.  EXECUTIVE COMPENSATION..............................................24
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......27
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................29
ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K.........................................................30

PART I

ITEM 1.  BUSINESS.

1(a)     Business Development

         PacificHealth Laboratories, Inc. (hereinafter referred to as the "Company") is a research based Company incorporated in the State of Delaware in April 1995 as a nutrition technology company that researches, develops, and commercializes functionally unique proprietary products for sports performance, weight loss, and Type 2 diabetes which can be marketed without prior Food and Drug Administration approval under current regulatory guidelines.

1(b)     Business of the Issuer

         The Company is a nutrition technology company strongly committed to research and development of dietary and nutritional supplements that can enhance health and well being. The Company's three primary areas of research to date have been sports performance, weight loss and Type 2 diabetes.

         Sports Performance
         Our first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, we introduced ENDUROX(R) R4(R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R4 has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE(R) Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R4. Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise.

         Weight Loss
         In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, we introduced our first weight loss product, SATIETROL(R), a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that Satietrol, a pre meal beverage, can reduce hunger up to 43% 3 1/2 hours after eating. In January 2001, we extended our weight loss product line with the introduction of SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline ("GSK") for its SATIETROL technology.

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

1(b)(i)  Principal Products and Markets

         (a) ENDUROX(R) Product Line-Dietary Supplements

         The Company's initial product, ENDUROX(R), is a dietary supplement of which the principal ingredient is the herb ciwujia. Laboratory tests and trials funded by the Company during 1995 at the University of North Texas in Fort Worth, Texas and the Institute of Nutrition and Food in China, have demonstrated that ENDUROX is effective in improving exercise performance. The Company introduced ENDUROX in March 1996 and commenced commercial sales of the product in May 1996. In December 1996, the Company was issued patent #5,585,101 for its ENDUROX product. ENDUROX is sold in caplet form.

         ENDUROX EXCEL(R) was introduced in March 1997. ENDUROX EXCEL contains 50% more ciwujia than regular ENDUROX, plus vitamin E. It is targeted to "serious" athletes, i.e., individuals who engage in competitive athletics or whose exercise regimen is comparable to that of a competitive athlete.

         (b) ENDUROX(R)R4(TM) Recovery / Performance Drink

         The Company launched ENDUROX R4 Performance / Recovery Drink in March 1999. Clinical trials funded by the Company during 1998 at the University of North Texas Health Science Center in Fort Worth, Texas and the Human Performance Lab at St. Cloud University in St. Cloud, Minnesota showed that when tested against the nation's leading sports drink, ENDUROX R4 delivered equal hydration effectiveness while enhancing performance and extending endurance by 55%, decreasing post-exercise muscle stress by 36%, reducing free radical build-up by 69%, and increasing insulin levels by 70%. The results of these trials were presented at the American College of Sports Medicine's national meeting in 1999.

         The Company advertises ENDUROX R4 nationally in such magazines as Bicycling, Running Times, Fitness Swimmer, Inside Triathlon, Triathlete, and numerous other publications. At the present time, this product is being sold in over 5,000 retail outlets including General Nutrition Centers, health food stores and bicycle retailers, as well as through catalog and Internet companies.

         In April 2000, the Company was issued patent #6,051,236 for ENDUROX R4 covering all 77 claims made in the application, including claims that the product (a) increases endurance, (b) reduces post-exercise muscle damage, and
(c) speeds the replenishment of muscle carbohydrate stores. Patent office acceptance of these claims does not necessarily permit the Company to make any specific claims to the public regarding this product. The Company's ability to make those claims is governed by Food and Drug Administration, Federal Trade Commission, and other federal government agency regulations and guidelines.

         (c)  SATIETROL(R)

         SATIETROL, the Company's appetite control product, is based on the use of nutritional ingredients to stimulate cholecystokinin (CCK), a protein released after eating which has shown to be an important satiety signal in humans.

          In the early 1980's, researchers at Columbia University demonstrated that CCK was an important satiety signal in humans. CCK causes individuals to feel fuller even without eating. These studies have shown that an injection of CCK reduced food intake by 16-22%. The release of CCK was shown to be stimulated by the ingestion of protein and fat. When CCK is stimulated by ingestion of food, it activates two negative feedback loops that inhibit continued release of CCK. One mechanism involves the pancreas and the second involves the gall bladder. When CCK is stimulated, the pancreas secretes protease enzymes, which inactivates a protein called CCK Releasing Peptide (CCKRP). When this protein is inactivated, release of CCK is halted. The second mechanism that controls CCK release is the gall bladder. CCK stimulates the gall bladder to release bile salts. Bile salts are powerful inhibitors of further CCK release. A major problem with the direct use of CCK as a supplement is that it must be given by injection since stomach enzymes activate it.

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

         Clinical studies funded by the Company conducted in 2000 by the Company's President, Dr. Portman, Abe Bakal of ABIC International, and Dr. Steven Peikin, Professor of Medicine, Robert Wood Johnson Medical School at Camden Cooper Hospital/University Medical Center, Camden, NJ have shown that, when taken as a pre meal beverage 10-15 minutes before eating, SATIETROL can reduce hunger up to 40% 3 1/2 hours after eating and reduce caloric consumption in a subsequent meal by 43%. These studies were presented at the North American Association for the Study of Obesity (NAASO) 1999 national meeting. In March 2001, the Company was issued patent #6,207,638 for all 72 claims made for SATIETROL, including its use for Type 2 diabetes as well as conjunctive use with other products for treatment of bulimia. Studies conducted or funded by the Company on CCK have also suggested that this agent may be effective for treating Type 2 diabetes, one of the fastest growing chronic diseases in the United States. The Company intends to conduct studies to determine if SATIETROL would be of value in Type 2 diabetes.

         The Company's objective is to develop a patent portfolio to protect its proprietary technology involving the use of nutritional ingredients to stimulate and extend the action of CCK. The Company has the following patents pending:

----------------------------------------------------------------------------------------------------------
                                           PATENT                                                 STATUS
----------------------------------------------------------------------------------------------------------
Nutritional Intervention Composition for Enhancing and Extending Satiety (International)         Pending
----------------------------------------------------------------------------------------------------------
Nutritional Intervention Composition for Enhancing and Extending Satiety (Method-DIV)            Pending
----------------------------------------------------------------------------------------------------------
A Method for Extending the Satiety of Food by Adding a Nutritional Composition Designed to       Pending
Stimulate Cholecystokinin (CCK)
----------------------------------------------------------------------------------------------------------
Composition Containing Protease Inhibitor Extends Post Meal Satiety                              Pending
----------------------------------------------------------------------------------------------------------
Nutritional Composition for Improving the Efficacy of a Lipase Inhibitor                         Pending
----------------------------------------------------------------------------------------------------------
Use of a Bile Acid Sequestrant to Extend Satiety                                                 Pending
----------------------------------------------------------------------------------------------------------

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

         In January 2001, the Company introduced SATIETROL COMPLETE, a 220 calorie meal replacement product that incorporates the SATIETROL technology. Clinical studies funded by the Company and conducted in 2000 by Dr. Portman, President of the Company, Abe Bakal of ABIC International, and Dr. Steven Peikin, Professor of Medicine, Robert Wood Johnson Medical School at Camden Cooper Hospital/University Medical Center, Camden, NJ have shown that, versus the leading meal replacement product, SATIETROL COMPLETE was more effective in reducing hunger over 5 hours and reducing caloric consumption in a subsequent meal. These studies were presented at the NAASO national meeting in 2000. The meal replacement market segment in the United States exceeds $900 million. SATIETROL COMPLETE is a powder mixed with skim, soy, or rice milk and is available in chocolate and vanilla flavors.

         On June 1, 2001, the Company entered into an exclusive license agreement with GSK, one of the world's largest pharmaceutical companies, for SATIETROL, the Company's appetite control product. The agreement provides GSK with worldwide rights to the trademarks, technology, patents, and know how for SATIETROL for the duration of the patents which is currently 16 years.

         Under the agreement, PHLI received an initial payment of $1,000,000, has received a subsequent milestone payment of $250,000, will receive additional milestone payments over the next two years provided GSK meets certain development goals, and will receive ongoing product royalties upon launch of the product by GSK. The agreement does not set a specific time by which GSK must launch the product, but does set a specific time for launch after GSK has met some of the intermediate milestones. GSK is permitted to terminate the license agreement at any time for any reason, provided that it pays all milestone payments earned prior to termination. In this event, all rights to the product will revert to the Company.

         The license agreement grants GSK a right of first refusal to obtain an exclusive license on any new product developments in appetite suppression, weight loss, weight management, or meal replacement for weight loss. The right of first refusal only applies if the Company intends to use a third party to further develop or commercialize the new product, and not if the Company will commercialize the product itself. The right of first refusal will lapse if the Company undergoes a change in control.

         The Company can continue to sell the SATIETROL line of products until GSK launches their SATIETROL product. At that time, the Company can continue to market the powdered meal replacement product, currently sold under the name SATIETROL COMPLETE(R), without using the SATIETROL name, in the current health food store channels of distribution. GSK will be responsible for future manufacturing, marketing, and sales upon launch by GSK of any products it launches.

         GSK also purchased approximately 9% of PHLI's common stock for $1.5 million under a contemporaneous stock purchase agreement. As of December 31, 2001, the Company has received an aggregate $2,750,000 from GSK from the combined licensing and stock purchase agreements.


              (d) ACCELERADE(R)

         In June 2001, the Company introduced ACCELERADE(R) Sports Drink, to be taken during exercise, using the same patented technology as ENDUROX R4. Research studies funded by the Company and conducted in 2001 by Dr. John Ivy at the University of Texas Department of Kinesiology and Health Education, Austin, Texas have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. These studies showed that subjects taking ACCELERADE increased endurance performance by 24% compared to subjects drinking a conventional sports drink containing the same amount of carbohydrate. ACCELERADE uses the ENDUROX R4 technology that features the patented 4-1 ratio of carbohydrate to protein to speed the movement of carbohydrate from the blood into the muscle during exercise. By increasing the energy efficiency of every gram of carbohydrate an athlete consumes, ACCELERADE spares muscle glycogen and improves endurance capacity. We will launch additional sizes and flavors in 2002 including the development of a ready-to-drink ACCELERADE product.

1(b)(ii)  Distribution Methods

         The Company has pursued a "multi-channel" distribution strategy in marketing its ENDUROX line of products. These products are sold through the General Nutrition Centers ("GNC") chain, independent health food retailers, sports specialty stores, health clubs, catalogs, and on the Internet.

         The Company began distribution of ENDUROX in Canada in 1997 through an independent distributor with the first retail sales made in April 1997. In 1998, the Company began selling its ENDUROX products in South Africa with an independent distributor on a non-exclusive basis. In 2000, the Company began selling its ENDUROX products in Brazil, Hong Kong, and Singapore through independent distributors on a non-exclusive basis.

         SATIETROL is sold through Internet retailers, select health food chains, and over the Company's Internet site at www.hungeroff.com.

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

         In the twelve-month periods ended December 31, 2001 and December 31, 2000, the Company's expenditures for product advertising and promotion were approximately $557,000 and $1,126,000, respectively.

1(b)(iii)  Status of Publicly Announced New Products

         The status of all products which have been the subjects of or mentioned in public announcements by the company in the past year are discussed above under the caption "Principal Products and Markets".

1(b)(iv)  Competition

         Depending on the product category, the Company's competition varies.

         The sports drink market in which Endurox R4 and Accelerade compete is dominated by such brands as Gatorade and Powerade who sell ready-to-drink products, as well as smaller companies such as Cytosport (Cytomax), Champion Nutrition (Revenge), and Twin Labs (Ultrafuel) who sell powdered, ready-to-mix products. In addition, there are a number of new foreign entries such as Enervit and Extran that have introduced sports drinks into the U.S. focusing on the endurance athlete. Increased competitive activity from such companies could make it more difficult for the Company to increase or keep market share since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than the Company.

         The competitive market for weight loss products is divided into four basic segments: herbal supplements (e.g., Metabolite), meal replacement products (e.g., Slim Fast), food plans (e.g., Weight Watchers) and prescription products (e.g., Xenical). Today, weight loss products are manufactured by dietary supplement manufacturers, pharmaceutical manufacturers, diet food companies (e.g. Slim?Fast Foods Company), and over-the-counter drug companies. Intense competitive activity in this market could make it difficult for the Company to increase or keep market share, as most of the companies who have products in this category have greater financial, marketing, sales, manufacturing, and distribution resources than the Company.

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

1(b)(v)  Suppliers of Raw Materials

         The Company does not have manufacturing facilities and has no present intention to manufacture any products itself. It fulfills product needs through relationships with independent manufacturers. The Company generally does not have long term contracts with any of these manufacturers. Competitors who do their own manufacturing may have an advantage over the company with respect to pricing, availability of product and in other areas through their control of the manufacturing process.

         Generally, our contract manufacturers obtain raw materials necessary for the manufacture of our products from numerous sources. The Company generally does not have contracts with suppliers of materials required for the production of its products. The Company obtains ciwujia for its ENDUROX caplet line of products from suppliers in the Peoples Republic of China. At the present time, the Company obtains all of its needs from one supplier in the People's Republic of China, but believes that the Company could switch to a number of alternative suppliers without significant effect. The Company has not entered into any long term supply agreements with this supplier. The Company's weight loss product, SATIETROL, is composed of numerous ingredients, most of which are available from multiple sources. One ingredient of SATIETROL is available only from a single source, a large French company. In addition, all other raw materials used in the Company's existing products are available from multiple sources.

         There is no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the source of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions outside of its control.

1(b)(vi)  Dependence on Major Customers

         General Nutrition Centers and Performance, Inc. accounted for approximately 37% and 12%, respectively, of net sales in fiscal 2001. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. The Company has no agreement with or commitment from either of these customers with respect to future purchases. During 2001, GNC discontinued the sale of SATIETROL in its corporate stores. Net revenues from the sale of SATIETROL to GNC in 2001 were $476,559.

1(b)(vii)  Patents and Trademarks

         The Company received United States Patent No. 5,585,101 in December 1996 covering the use of ciwujia, the principal active herb in ENDUROX, to improve physical performance and stamina during exercise, and for enhancing recovery after exercise is completed. This patent expires in December 2013. The Company has applied for foreign patents on ciwujia in Canada, Mexico, all Western European countries, and in 51 other principal European, South American and Asian countries.

         The Company received a composition of matter patent, United States Patent No. 6,051,236, in April 2000 for ENDUROX R4 covering all 77 claims submitted including claims that the product (a) increases endurance, (b) reduces post-exercise muscle damage, and (c) speeds the replenishment of muscle carbohydrate stores. (see section 1(b)(i)(b)). This patent expires in April 2017.

         The Company received a composition of matter patent, United States Patent No. 6,207,638, in March 2001 covering all 72 claims for the formulation of SATIETROL and has filed additional patents for this technology (see section 1(b)(i)(c)). This patent expires in March 2018.

         The patent holder for all patents is the Company's President, Dr. Robert Portman, and all patents are assigned to the Company. To the extent the Company does not have patents on its products, there can be no assurance that another company will not replicate one or more of the Company's products, nor is there any assurance that patents which are obtained will provide meaningful protection or significant competitive advantages over competing products. For example, the Company's use patent on ciwujia would not prevent the sale of a product containing that herb with a claim or for a use that was not covered by the Company's patent.

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

1(b)(viii) and (ix)  Governmental Regulation

         The Company has determined that all of its existing and proposed products, as described above, are nutritional or dietary supplements as defined under federal statutes and regulations of the FDA. Neither nutritional supplements nor dietary supplements require FDA or other governmental approval to market in the United States. No governmental agency or other third party makes a determination as to whether our products qualify as nutritional supplements, dietary supplements, or neither. The Company makes this determination based on the ingredients contained in the products and the claims made for the products. The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the Food and Drug Administration ("FDA"), the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture and the Environmental Protection Agency. The Company's activities also are subject to regulation by various agencies of the states and localities in which its products are sold.

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

         On February 6, 2000, the Food and Drug Administration issued new guidelines concerning statements made for dietary supplements. These new regulations have important implications for the marketing of weight loss products such as SATIETROL. Previously the Regulations made it clear that a product that made a claim for obesity must be treated as a drug. Under the new regulations the FDA now makes a distinction between obesity and overweight. Overweight is no longer considered a disease but rather a natural life process. Overweight is considered a condition that effects the structure and function of the body. As now defined, dietary supplements can make a claim for ordinary weight loss rather than as a treatment for obesity. Furthermore, these Regulations also permit the use of appetite suppressant as a structure/function claim under DSHEA (Dietary Supplement Health Education Act of 1994). The issuance of these Regulations will give SATIETROL greater latitude in the types of claims the product can make as long as such claims are substantiated by the necessary studies.

1(b)(x)  Expenditures for Research and Development

         The Company's research and development expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were as follows: 2001 - $106,085; 2000 - $222,728.

1(b)(xi)  Compliance with Environmental Laws

         The Company is not aware of any "administrative" or other costs, which it incurs which are directly related to compliance with environmental laws.

1(b)(xii)  Employees

         At the present time, the Company has twelve full time employees. Of these, two employees are executive, seven are in sales and marketing, and three are in accounting, operations and administrative. The Company employs a number of consultants who devote limited portions of their time to the Company's business. None of the Company's employees are represented by a union and the Company believes that its employee relations are good.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company entered into a new five-year lease in February 1998 for approximately 3,684 square feet at $14.50 per square foot, including utilities, for an annual rent expense of $53,418 for the first three years. In the fourth and fifth years of the lease, the rent increases to $16.50 per square foot, including utilities for an aggregate annual rental of $60,780. The Company believes that its facilities are adequate for its present needs.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On August 22, 2001, the Company held its Annual Meeting of Stockholders, pursuant to information contained in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement that were mailed to stockholders on July 27, 2001.

(b) One of the matters listed in the Company's Proxy for the meeting was the annual Election of Directors. There were five nominees for election, who were elected by the shareholders to serve for a one-year term. The results of the balloting were as follows (Shares voting:
         5,120,071 of 5,835,828):

               Nominee                   For           Against        Abstain
               -------                   ---           -------        -------
            Robert Portman             5,099,595         -0-           20,476
            Stephen P. Kuchen          4,918,595         -0-          201,476
            David Portman              5,099,595         -0-           20,476
            T. Colin Campbell          4,919,095         -0-          200,976
            Irving Tabachnick          5,102,595         -0-           17,476

(c) In addition to the election of directors, other matters voted upon by the stockholders were the approval to increase the number of authorized shares of Common Stock from 10,000,000 to 50,000,000 and the ratification of the appointment of Larson, Allen, Weishair & Co., LLP as independent auditors for the Company for the fiscal year ending December 31, 2001. Both matters were approved. The results of the balloting for these matters are as follows:


               Matter                             For        Against    Abstain
               ------                             ---        -------    -------
         Increase in shares of Common Stock    4,846,601     269,615     3,855
         Appointment of auditors               4,974,452     139,100     6,519

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

5(a)     Market Information.

         Since December 19, 1997, the Company's Common Stock has been quoted on the SmallCap Market of the Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "PHLI". The following sets forth certain information with respect to the high and low bid prices reported by The Nasdaq Stock Market for the Common Stock during the periods shown:

                                      HIGH              LOW
                                      ----              ---
         01/01/00 - 03/31/00          $4.75             $1.875
         04/01/00 - 06/30/00          $7.625            $2.25
         07/01/00 - 09/30/00          $3.625            $1.375
         10/01/00 - 12/31/00          $2.25             $0.25

         01/01/01 - 03/31/01          $1.46875          $0.28125
         04/01/01 - 06/30/01          $4.94             $0.625
         07/01/01 - 09/30/01          $8.38             $3.36
         10/01/01 - 12/31/01          $6.02             $2.76

         01/01/02 - 02/28/02          $3.64             $2.51

         The closing price of the Company's Common Stock on February 28, 2002, as reported by Nasdaq, was $3.55.

5(b)     Holders.

         As of February 28, 2002, there were approximately 74 holders of record of the Company's Common Stock. The Company believes that there are significantly more beneficial holders of the Company's stock as many beneficial holders have their stock in "street name".

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

         In April, 2001, the Company issued an aggregate $300,000 in principal amount of its 10% Promissory Notes Due 2002, together with warrants exercisable for 300,000 shares of the Company's Common Stock at $0.875 per share to a total of six accredited investors. The warrants expire three years from issuance. The entire principal of the Notes was repaid in June 2001, and warrants for 150,000 shares were exercised in June 2001 and 50,000 shares were exercised in August 2001. The issuance of these securities was exempt from registration under the Securities Act of 1933 under Section 4(2). Certificates for the securities bear restrictive legends, the purchasers represented that they were acquiring the shares for investment purposes, and the purchasers were "accredited investors" as that term is defined in Regulation D. No public solicitation was employed in connection with this transaction.


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

(a)      Introduction

         PacificHealth Laboratories, Inc. was incorporated in April 1995 to develop and market dietary and nutritional supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. Our first product, ENDUROX was introduced in March 1996, and commercial sales began in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX EXCEL. In March 1999, the Company launched ENDUROX R4 Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. In April 2000, the Company introduced a new product, SATIETROL, that will compete in the approximately $50 billion market for weight loss and weight control products, goods and services. In May of 2001, the Company launched ACCELERADE, a new generation of sports drink products to be used during exercise that uses the ENDUROX R4 patented technology.

(b)      Results of Operations - Years Ended December 31, 2001 and 2000

         The Company generated net income of $285,626 or $0.05 per share for the year ended December 31, 2001, compared to a net loss of ($957,565) or ($0.21) per share for the year ended December 31, 2000. The net income for 2001 vs. the net loss for the same period in 2000 is due primarily to increased revenues. The Company's net losses were reduced by $115,573 in the year ended December 31, 2000 by the reduction of our reserve for the return or exchange of certain of our original ENDUROX line of products. Net losses were also reduced by the sale of certain tax benefits for $206,078 in the year ended December 31, 2000. Per share, the effect of the last two items above was to reduce our net loss for 2000 by $0.07 in the aggregate. These two items are described in greater detail below.

         Revenues for the year ended December 31, 2001 were $6,145,527 compared to $3,841,387 for the same period in 2000. Revenue increases during 2001 were due to a 45% increase in sales of our ENDUROX R4 Performance/Recovery Drink, the introduction of ACCELERADE Sports Drink, and milestone payments under the GSK licensing agreement for our SATIETROL product. The following table provides additional information concerning our revenues in 2001 and 2000:

                                                Revenues(1)
                      ---------------------------------------------------------
                        Sports          Weight
Year Ended            Performance        Loss         Licensing        Total
-------------------------------------------------------------------------------
December 31, 2001     $3,578,189      $1,317,338      $1,250,000     $6,145,527
                      ==========      ==========      ==========     ==========

December 31, 2000     $2,212,590      $1,628,797      $  - 0 -       $3,841,387
                      ==========      ==========      ==========     ==========

         (1) Sales revenues reported for the years ended December 31, 2001 and December 31, 2000 are net of credits of $451,137 and $97,618, respectively, for the return of certain products. Returns in 2001 consisted of SATIETROL returned from our largest customer, GNC, who discontinued selling the product in its corporate stores. There was no legal requirement for the Company to accept these credits and returns but these credits and returns were allowed to enhance ongoing customer relations with our largest customer. Net sales of SATIETROL to GNC in 2001 were $476,559. Returns in 2000 consisted of ENDUROX ProHeart and PROSOL PLUS. The Company discontinued marketing ENDUROX ProHeart and PROSOL PLUS in 1999 because we believed that our advertising dollars would be better used promoting new products that compete in categories having greater sales potential.

         Our gross profit margin on product sales decreased to 47.0% for the year ended December 31, 2001 from 54.0% for the year ended December 31, 2000 because of the previously mentioned return of products from GNC. Without these returns, our gross profit margin for the year ended December 31, 2001 would have been 50.6%.

         Our selling, general, and administrative expenses decreased to $3,065,336 for the year ended December 31, 2001 from $3,137,661 for the year ended December 31, 2000. The primary reason for the decrease was a reduction in advertising expenses.

         Research and development expenses decreased to $106,085 for the year ended December 31, 2001 from $222,728 for the year ended December 31, 2000. The primary reason for the reduction in research and development expenses was that in 2000 we conducted several SATIETROL, SATIETROL COMPLETE, and ACCELERADE clinical trials in support of the product launches of these products. No such clinical trials were conducted in 2001. We anticipate research and development expenses will increase and exceed the levels of 2000 as additional clinical trials are conducted on all of our products as we continue to seek out additional patents and claims for our products.

         The Company incurred interest expense of $93,477 for the year ended December 31, 2001 primarily as a result of debt issue costs associated with the issuance of the 10% Promissory Notes Due 2002. These costs were expensed as interest expense when full repayment was made in June 2001.

         As previously noted in paragraph (b) in this Item, our net losses for 2000 were reduced as a result of a reduction in our reserve for the return or exchange of certain products. These adjustments were based upon our estimates of our future costs for product replacement at year-end 2000. We reduced our reserve by $115,573 for the year ended December 31, 2000 and offset our net loss by taking back into income that amounts. As of December 31, 2000, we believed circumstances no longer required a product replacement reserve and therefore eliminated this reserve as of December 31, 2000. In addition, during 1999, the New Jersey Economic Development Authority established the Tax Benefit Transfer Program. Pursuant to this program, the Company was qualified by the state to sell a portion of its unused New Jersey net operating loss deductions to other corporations having taxable income in New Jersey. In December 2000 we received $206,078 as payment for the sale of these New Jersey tax deductions. These payments were included in income and therefore offset our net loss for the year ended December 31, 2000.

(c)      Liquidity and Capital Resources

         At December 31, 2001, the Company's current assets exceeded its current liabilities by approximately $4.5 million with a ratio of current assets to current liabilities of approximately 14.4 to 1 versus a ratio of approximately
3.1 to 1 at December 31, 2000. The increase in current ratio was attributable primarily to the net income for the year ended December 31, 2001 as well as the purchase of 9% of our common stock by GSK. Accounts receivable was lower at December 31, 2001 compared to December 31, 2000 due to the aforementioned return of inventory by GNC. Inventory levels were substantially higher at December 31, 2001 compared to December 31, 2000 as a result of these returns as well as to support both actual and anticipated increased sales levels of other products.

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

(e)      Seasonality

         Sports nutrition products tend to be seasonal, especially in the colder climates. Lower sales are typically realized during the first and fourth quarters and higher sales are typically realized during the second and third fiscal quarters. We also plan our advertising and promotional campaigns for the Endurox R4 and ACCELERADE products around these seasonal demands. Weight loss products also have seasonality with greater sales seen in the first and second quarters following New Year's resolutions and people getting in shape for the summer. Similarly, advertising and promotional expenditures for Satietrol are designed to take advantage of this seasonality. The Company believes that the impact of new product introductions and marketing expenses associated with the introduction of new products will have a far greater impact on its operations than industry and product seasonality.

(f)      Impact of Recently Issued Financial Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. The provisions of SFAS No. 141 apply to business combination transactions that occur after June 30, 2001. SFAS No. 141 will not effect the financial statements of the Company.

         The provisions of SFAS No. 142 shall be applied to fiscal years beginning after December 31, 2001. The provisions of SFAS No. 142 eliminated goodwill amortization and provide for standards on testing the impairment of goodwill and other intangible assets at least annually. The adoption of this standard is expected to have no effect on the Company's financial statements.

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

         None.


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

9(a)     Directors and Executive Officers

         The directors and executive officers of the Company as of the date of this Report are as follows:

   Name                            Position with the Company
   ----                            -------------------------
   Robert Portman, Ph.D.           President and Chief Executive Officer, and
                                   Chairman of the Board of Directors
   Stephen P. Kuchen               Vice President - Finance, Chief Financial
                                   Officer, Treasurer, Assistant Secretary, and
                                   Director*
   David I. Portman                Secretary and Director
   T. Colin Campbell, Ph.D.        Director*
   Irving I.A. Tabachnick, Ph.D.   Director*

      *Member of Audit Committee

         DR. ROBERT PORTMAN, age 57, has served as President and Chairman of the Board of Directors of the Company since its inception. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974 with his brother, David Portman. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising. C&M Advertising, with billings in excess of $100 million, handled national advertising for such diverse accounts as Berlex Laboratories, Ortho-McNeil Laboratories, Tetley Tea, Radisson Hotels and HIP of New Jersey. Effective June 1, 1995, Dr. Portman relinquished his responsibilities as Chairman of C&M Advertising (which since has been renamed "The Sawtooth Group") to assume his present positions with the Company on a full time basis, and, in September 1996, Dr. Portman sold his interest in that company.

         STEPHEN P. KUCHEN, age 41, is the Vice President - Finance, Chief Financial Officer, Treasurer, Assistant Secretary as well as a Director, of the Company. Mr. Kuchen joined the Company in February of 2000 as Controller, and was appointed to his current positions in June 2000 to fill a vacancy. Prior to joining the Company, Mr. Kuchen was employed from 1996 to 1999 as the Controller of Able Laboratories, a South Plainfield, New Jersey public company that manufactures and sells generic pharmaceuticals. Prior to his employment by Able Laboratories, Mr. Kuchen was the Controller of Jerhel Plastics, a privately owned manufacturer of women's compact cases from 1993 to 1996. Mr. Kuchen is a graduate of Seton Hall University in South Orange, NJ, and is a Certified Management Accountant.

         DAVID I. PORTMAN, age 61, has served as Secretary and a Director of the Company from its inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. In 1988, Mr. Portman sold his interest in M.E.D. Communications to Robert Portman, and became President of TRIAD Development, a real estate company that has numerous commercial and rental properties in New Jersey, a position that he still holds. Mr. Portman also has served as a director of First Montauk Securities Corp. since 1993.

         DR. T. COLIN CAMPBELL, age 68, has served as a Director of the Company since its inception. Dr. Campbell also serves as Chairman of the Company's U.S. Scientific Advisory Board. Dr. Campbell has been Jacob Gould Schurman Professor of Nutritional Biochemistry of Cornell University since 1985. Over the past three decades, Dr. Campbell has been directing research correlating diet, lifestyle and disease. In 1979, Dr. Campbell, with the encouragement of the Chinese government, initiated the largest epidemiological study ever undertaken focusing on the relationship between nutrition and disease. The China-Cornell Research Project is expected to continue well into the 21st Century. Dr. Campbell is an honorary professor at the Chinese Academy of Preventive Medicine.

         DR. IRVING I.A. TABACHNICK, age 77, was elected a director of the Company in December 1997. Dr. Tabachnick has served as a consultant to Schering Plough Corporation, a New York Stock Exchange listed company, since 1989. Prior to 1989, he was employed by Schering Plough Corporation in a number of positions, including Vice President -- Drug Safety and Metabolism, Senior Director -- Biological Research and Development, and Director -- Biological Sciences and Director -- Physiology and Biochemistry.

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

         Under the Company's Stock Purchase Agreement with Glaxo Wellcome International, BV (an affiliate of GSK), Glaxo Wellcome has a right to designate a nominee to the Company's board of directors, and, thereafter, so long as Glaxo Wellcome and its affiliates own 10% or more of the Company's outstanding common stock, it has the right to require the Company to include its designee as a nominee in all elections of directors. The shares purchased under the Stock Purchase Agreement constitute less than 10% of the outstanding shares of the Company's common stock

9(b)     Other Key Advisors and Consultants

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

         Don Kirkendall, Ph. D., Assistant Professor in the Department of Orthopaedics at the University of North Carolina. Dr Kirkendall also holds secondary appointments in the Department of Exercise and Sports Sciences and the Division of Physical Therapy. Prior to this, Dr. Kirkendall served on the faculty of Illinois State University and the University of Wisconsin-Lacrosse and a staff appointment at the Cleveland Clinic Foundation. Dr. Kirkendall earned his BS Ed from Ohio University, MA at Ball State University and PhD at Ohio State University.

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

ITEM 10. EXECUTIVE COMPENSATION

         Robert Portman is the only executive officer of the Company with a fixed-term employment agreement. Under his 1998 Employment Agreement, Dr. Portman was employed for a three-year term commencing January 1, 1998, at an annual salary of $150,000 for the first two years (i.e., through December 31, 1999) and at an annual salary of $200,000 for the final year ending December 31, 2000. Dr. Portman's $200,000 salary for 2000 was not set in the Employment Agreement but was determined by a Compensation Committee of the Company's Board of Directors as specified in the Employment Agreement. Under a new 2001 Employment Agreement, Dr. Portman is employed for a two-year term commencing January 1, 2001, at an annual salary of $200,000. The new Employment Agreement also provides that Dr. Portman may request the Compensation Committee of the Board renegotiate his salary if the Company's financial situation improves. The Board subsequently voted to increase his 2001 salary to $275,000 and issue a bonus in the amount of $111,120.

         Dr. Portman's 2001 Employment Agreement provides for a re-pricing of the grant of options issued under his 1998 Employment Agreement to purchase up to 475,000 shares of Common Stock, from $6.00 to $0.313 per share, the market price of the stock at December 31, 2000. These options are fully vested and were exercised in full during the second quarter of 2001 and were determined to have a value of $217,075. Dr. Portman's 2001 Employment Agreement also provides for a grant of options under the Company's 2000 Incentive Stock Option Plan to purchase up to an additional 460,000 shares of Common Stock priced at $0.313 per share, the market price of stock at December 31, 2000. These options vest as to one-half of the shares issuable upon full exercise of the option as of the first and second anniversaries of the effective date of the employment agreement, provided that Dr. Portman is employed by the Company at such dates. To the extent not previously vested, the option also will vest if Dr. Portman's employment is terminated by the Company without cause or by Dr. Portman with cause. In addition, if Dr. Portman's employment is terminated by the Company without cause, or by Dr. Portman with cause, Dr. Portman will be entitled to receive a lump sum payment of an amount equal to the lesser of full salary for one year or for the remaining term of the agreement.

         The table below sets forth information concerning compensation paid to Dr. Portman, Jonathan D. Rahn, Former Executive Vice President of the Company, and Stephen Kuchen, Vice President in 2001, 2000, and 1999. No executive officers of the Company other than Dr. Portman and Mr. Rahn received compensation of $100,000 or more in fiscal 2001, 2000, and 1999.

                                    Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation                     Long Term Compensation
                              ---------------------------------------------------------------------------------
                                                                               Awards              Payouts
                                                                      -----------------------------------------
                                                                                    Securities
                                                     Other                          Under-
                                                     Annual           Restricted    lying                      All Other
Name and                                             Compen-          Stock         Options/        LTIP       Compen-
Principal                     Salary      Bonus      sation           Award(s)      SARs            Payouts    sation
Position             Year     ($)         ($)        ($)              ($)           (#)             ($)        ($)

(a)                  (b)      (c)         (d)        (e)              (f)           (g)             (h)        (i)
------------------------------------------------------------------------------------------------------------------------
Robert Portman,      2001     275,000    111,120     217,075(1)      -0-            1,160,000(2)   -0-        -0-
President            ---------------------------------------------------------------------------------------------------
                     2000     200,000        -0-      (3)            -0-              275,000      -0-        -0-
                     ---------------------------------------------------------------------------------------------------
                     1999     150,000        -0-      (3)            -0-              300,000      -0-        -0-
------------------------------------------------------------------------------------------------------------------------
Stephen Kuchen,      2001      92,500      3,000      (3)            -0-               25,000      -0-        -0-
Vice President       ---------------------------------------------------------------------------------------------------
                     2000      72,452(4)     -0-      (3)            -0-               35,000      -0-        -0-
------------------------------------------------------------------------------------------------------------------------
Jonathan Rahn,       2000      35,417(5)     -0-      27,500(6)      -0-                  -0-      -0-        -0-
Executive Vice       ---------------------------------------------------------------------------------------------------
President            1999     103,333        -0-      (3)            -0-               50,000      -0-        -0-
------------------------------------------------------------------------------------------------------------------------

(1)  Value of re-priced options on date of exercise by Dr. Portman.
(2) 475,000 of these options were re-priced options issued to Dr. Portman prior to 1999, as discussed above and 225,000 of these options were replacements for options that expired in 2001.
(3)  Less than 10% of annual salary and bonus.
(4)  Mr. Kuchen joined the Company in February 2000.
(5)  Jonathan Rahn resigned from the Company effective May 31, 2000.
(6) Jonathan Rahn was engaged as a consultant to the Company from June 1, 2000 through October 31, 2000.

         The following table sets forth certain information regarding options granted in fiscal 2001:

                      Option/SAR Grants in Fiscal Year 2001
                               (Individual Grants)

----------------------------------------------------------------------------------------------------------------------
                                                             Percent Of
                                        Number of            Total
                                        Securities           Options/SARs
                                        Underlying           Granted to           Exercise Or
                                        Options/SARs         Employees In         Base Price        Expiration
Name                                    Granted (#)          Fiscal Year          ($/Share)         Date
(a)                                     (b)                  (c)                  (d)               (e)
--------------------------------------- -------------------- -------------------- ----------------- ------------------
Robert Portman                               475,000              32.8%               $0.313           12/18/02
--------------------------------------- -------------------- -------------------- ----------------- ------------------
Robert Portman                               460,000              31.8%               $0.313           12/31/06
--------------------------------------- -------------------- -------------------- ----------------- ------------------
Robert Portman                               225,000              15.6%               $1.00            03/31/06
--------------------------------------- -------------------- -------------------- ----------------- ------------------
Stephen P. Kuchen                             10,000               0.7%               $0.313           01/03/06
--------------------------------------- -------------------- -------------------- ----------------- ------------------
Stephen P. Kuchen                             15,000               1.0%               $1.00            04/01/06
----------------------------------------------------------------------------------------------------------------------

         475,000 of Dr. Portman's options were a re-pricing of options issued prior to 1999, as discussed above, and were fully exercised during the second quarter of 2001; 460,000 options vest over a period of two years as discussed above, pursuant to Dr. Portman's 2001 Employment Agreement; and 225,000 of these options vested immediately as these options were replacements for options that expired in 2001. Mr. Kuchen's options vest over a period of one year.

         The following table sets forth information with respect to the number of unexercised options and the value of unexercised "in-the-money" options held by Robert Portman and Stephen Kuchen at December 31, 2001.


             Aggregated Option/SAR Exercises in Fiscal Year 2001 and
                          Option/SAR Values at 12/31/01

----------------------------------------------------------------------------------------------------------------------
                                                        Number of Securities            $ Value of Unexercised
                               Shares                   Underlying Unexercised          In-the-Money Options/SARs
                               Acquired                 Options/SARs At 12/31/01        At 12/31/01
                               On           Value       Exercisable/                    Exercisable/
                               Exercise     Realized    Unexercisable                   Unexercisable
Name                           (#)          ($)         (#)                             ($)
(a)                            (b)          (c)         (d)                             (e)
------------------------------ ------------ ----------- -------------- ---------------- -------------- ---------------
                                                        Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------------ ------------ ----------- -------------- ---------------- -------------- ---------------
Robert Portman                 475,000      217,075        800,000          460,000      1,478,500        1,590,220
------------------------------ ------------ ----------- -------------- ---------------- -------------- ---------------
Stephen Kuchen                 -0-          -0-             35,000           25,000         40,075           76,120
----------------------------------------------------------------------------------------------------------------------

         For the purpose of computing the value of "in-the-money" options at December 31, 2001, in the above table, the fair market value of the Common Stock at such date is deemed to be $3.77 per share, the closing sale price of the Common Stock on such date as reported by Nasdaq.

                   Directors' Compensation in Fiscal Year 2001

         For the year ended December 31, 2001, the Company did not compensate any of its two independent Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Each of David Portman and Irving Tabachnick had one transaction in the Company's shares in 2001 that should have been reported on Form 4 and was not, but was subsequently reported on Form 5. Mr. Portman's transaction involved the sale of 4,500 shares and Mr. Tabachnick's transaction involved the exercise of an option for 10,000 shares. Colin Campbell engaged in two transactions in the Company's shares, sales of 1,500 shares and 5,500 shares, which should have been reported on Form 4 and were not, but were subsequently reported on Form 5.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 28, 2002, the Company had 6,039,203 shares of Common Stock outstanding. The following table sets forth information concerning the present ownership of the Company's Common Stock by the Company's directors, executive officers and each person known to the Company to be the beneficial owner of more than five percent of either of such classes of the capital stock, the beneficial ownership of these securities by such persons following the offering, and the total voting power represented by the securities owned by such persons.

                                         Common Stock (2)                       Common Stock (2)
                                         ----------------                       ----------------
Name and Address (1)                     Amount Beneficially Owned              Percentage of Class
--------------------                     -------------------------              -------------------

Robert Portman (3)                               2,249,767                             31.8%
President, Chief Executive Officer and
a Director

Stephen P. Kuchen (4)                               45,000                               *
Vice President, Chief Financial
Officer and a Director

David I. Portman (5)                               303,500                              4.9%
Secretary and a Director

T. Colin Campbell (6)                              180,954                              3.0%
Director

Irving Tabachnick (7)                               25,000                               *
Director

Executive Officers and Directors as a            2,804,221                             38.6%
group (5 persons)

GlaxoSmithKline PLC                                541,711                              9.0%
Glaxo Wellcome House
Berkeley Avenue
Greenford, Middlesex
England UB6 0NN

Jemison Investment Co.                             320,922                              5.3%
2001 Park Place, Suite 320
Birmingham, AL 35203

-------------------
*    Less than one percent

(1) Except as otherwise indicated, the address of each person named in the above table is c/o PacificHealth Laboratories, Inc., 1480 Route 9 North, Suite 204, Woodbridge, NJ 07095.

(2) Common Stock which is issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors.

(3) Includes (a) a presently-exercisable option issued pursuant to the Company's 1995 Incentive Stock Option Plan (a "1995 Plan Option") to acquire 200,000 shares at a price of $2.25 per share, (b) a presently-exercisable 1995 Plan Option to acquire 100,000 shares at a price of $1.75 per share, (c) a presently-exercisable 1995 Plan Option to acquire 275,000 shares at a price of $2.50 per share, (d) a presently-exercisable 1995 Plan Option to acquire 225,000 shares at a price of $1.00 per share, and (e) a 2001 Employment Contract Option issued pursuant to the Company's 2000 Incentive Stock Option Plan (a "2000 Plan Option") to acquire an additional 460,000 shares at a price of $0.313 per share. Does not include 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her minor children, as to which Dr. Portman disclaims beneficial ownership.

(4) Includes (a) a 1995 Plan Option to acquire 10,000 shares at a price of $3.25 per share, (b) a 1995 Plan Option to acquire 25,000 shares at a price of $2.375 per share, and (c) a 2000 Plan Option to acquire 10,000 shares at a price of $0.313 per share

(5) Includes (a) a 1995 Plan Option to acquire 5,000 shares at a price of $2.25 per share, (b) a 1995 Plan Option to acquire 10,000 shares at a price of $0.313 per share and (c) 100,000 warrants exercisable at $0.875 per share issued pursuant to a second quarter 2001 debt financing.

(6) Includes (a) a 1995 Plan Option to acquire 5,000 shares at a price of $2.25 per share, (b) a 1995 Plan Option to acquire 10,000 shares at a price of $0.313 per share and (c) a 1995 Plan Option to acquire 5,000 shares at a price of $2.00 per share. Does not include 38,900 shares of Common Stock owned by Dr. Campbell's wife or 162,521 shares of Common Stock owned by Dr. Campbell's adult children, as to which he disclaims beneficial ownership.

(7) Includes (a) a 1995 Plan Option to acquire 5,000 shares at a price of $2.25 per share and (b) a 1995 Plan Option to acquire 10,000 shares at a price of $0.313 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the last two fiscal years, the Company has not entered into any material transactions or series of transactions which, in the aggregate, would be considered material in which any officer, director or beneficial owner of 5% or more of any class of capital stock of the Company had a direct or indirect material interest, nor are any such transactions presently proposed, except as follows:

         (a) In April 2001, the Company issued an aggregate of $100,000 in principal amount of its 10% Promissory Notes due 2002, together with warrants exercisable for 100,000 shares of the Company's common stock at $0.875 per share, to David Portman. The warrants expire three years from issuance. This issuance was part of a private placement of an aggregate of $300,000 in principal amount of such notes and warrants for 300,000 shares of the Company's common stock. The principal of this Note was repaid in June 2001 with the proceeds from the Company's transaction with GSK.

         (b) The Company's license agreement with GSK is described above in Part I, Item 1(c). At the time the Company entered into the license agreement, GSK was not the beneficial owner of 5% or more of any class of the Company's capital stock, but became the holder of approximately 9% at the time the license agreement was executed.

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

                            SUPPLEMENTAL INFORMATION

         The Issuer has not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 2001. Such report and proxy statement will be furnished to security holders in connection with the Company's Annual Meeting, scheduled to be held in the third quarter of 2002. Copies of such material will be furnished to the Commission when it is sent to security holders.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PacificHealth Laboratories, Inc.

By:      s/Robert Portman
    ----------------------------------------------------------------------------
         Robert Portman, President, Chief Executive Officer

Date:  March 20, 2002


In accordance with the Securities Exchange Act of 1934 and the requirements of Form 10-KSB, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


s/Robert Portman                    Director and Chief           March 20, 2002
--------------------------          Executive Officer
Robert Portman

s/Stephen P. Kuchen                 Director and Principal       March 20, 2002
--------------------------          Financial and Accounting
Stephen P. Kuchen                   Officer


s/David I. Portman                  Director and Secretary       March 20, 2002
--------------------------
David I. Portman

EXHIBIT INDEX
-------------

                                                                                  Incorporated
Exhibit No.                                 Description                           by Reference
-----------                                 -----------                           ------------
3.1               --       Certificate of Incorporation of the Company and
                           all amendments thereto                                       A

3.2               --       Amended and Restated Bylaws of the Company                   C

4.1               --       Specimen Common Stock Certificate                            C

4.2               --       Stock Purchase Agreement dated June 1, 2001
                           between Pacific Health Laboratories, Inc. and
                           Glaxo Wellcome International B.V.                            E

4.3               --       Underwriter's Warrant Agreement and Form of
                           Warrant                                                      C

10.1              --       Incentive Stock Option Plan of 1995                          A

10.2              --       Employment Agreement between the Company
                           and Robert Portman effective January 1, 1998                 C

10.3              --       Strategic Alliance Agreement between the Company
                           and the Institute of Nutrition and Food Hygiene              A

10.4              --       Exclusive Licensing Agreement between the
                           Company and the INFH                                         A

10.5              --       Shareholders Agreement                                       A

10.6              --       2000 Incentive Stock Option Plan                             D

10.7              --       Employment Agreement between the Company
                           and Robert Portman effective January 1, 2001                 F

10.8              --       License Agreement dated June 1, 2001 between
                           Pacific Health Laboratories, Inc. and SmithKline
                           Beecham PLC (d/b/a/ GlaxoSmithKline), redacted
                           to omit trade secret and confidential commercial
                           and financial information                                    G

23.1              --       Consent of Larson, Allen, Weishair & Co., LLP                *

-----------------------
*    Filed herewith

A Filed with Registration Statement on Form SB-2 (Registration No. 333-36379) (the "1997 SB-2") on September 25, 1997

B    Filed with Amendment No. 1 to the 1997 SB-2 on October 23, 1997

C    Filed with Amendment No. 3 to the 1997 SB-2 on December 17, 1997

D Filed with Definitive Proxy Statement (Schedule 14A) for annual meeting held on August 16, 2000, filed on July 11, 2000.

E Filed with Current Report on Form 8-K dated June 1, 2001, filed on June 14, 2001.

F    Filed with Annual Report on Form 10-KSB for the year ended December 31,
     2001

G Filed with Amendment to Current Report on Form 8-K dated June 1, 2001, filed July 5, 2001.

                        PACIFICHEALTH LABORATORIES, INC.

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2001 AND 2000

                        PACIFICHEALTH LABORATORIES, INC.
                                TABLE OF CONTENTS
                           DECEMBER 31, 2001 AND 2000

                                                                    Page
                                                                   Number
                                                                   ------
INDEPENDENT AUDITOR'S REPORT                                         1

BALANCE SHEETS                                                       2

STATEMENTS OF OPERATIONS                                             3

STATEMENTS OF STOCKHOLDERS' EQUITY                                   4

STATEMENTS OF CASH FLOWS                                             5

NOTES TO FINANCIAL STATEMENTS                                        6

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of PacificHealth Laboratories, Inc.


We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                                       LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
January 29, 2002

                                       (1)

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                           2001                 2000
                                                                       ------------       ------------
                          ASSETS
CURRENT ASSETS
   Cash and cash
     equivalents                                                       $  1,848,847       $    170,491
   Accounts receivable, net                                                 192,628            441,396
   Inventories                                                            2,634,272          1,652,693
   Prepaid expenses                                                         165,079            162,466
                                                                       ------------       ------------
        Total current assets                                              4,840,826          2,427,046
                                                                       ------------       ------------
PROPERTY AND EQUIPMENT, NET                                                  62,709             74,043

OTHER ASSETS
   Deposits                                                                 108,322             53,991
                                                                       ------------       ------------
                                                                       $  5,011,857       $  2,555,080
                                                                       ============       ============
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                                   $     45,048       $     47,741
   Accounts payable and accrued expenses                                    291,506            735,377
                                                                       ------------       ------------
        Total current liabilities                                           336,554            783,118
                                                                       ------------       ------------
COMMITMENTS

STOCKHOLDERS' EQUITY
   Common stock, $.0025 par value, authorized 50,000,000 shares;
     issued and outstanding 6,039,203 shares at December 31, 2001
     and 4,646,367 shares at December 31, 2000                               15,098             11,616
   Additional paid-in capital                                            13,674,479         11,060,246
   Accumulated deficit                                                   (9,014,274)        (9,299,900)
                                                                       ------------       ------------
        Total stockholders' equity                                        4,675,303          1,771,962
                                                                       ------------       ------------
                                                                       $  5,011,857       $  2,555,080
                                                                       ============       ============


                 See accompanying notes to financial statements
                                       (2)

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                             2001              2000
                                                         -----------       -----------
REVENUES
     Products                                            $ 4,895,527       $ 3,841,387
     Licensing revenues                                    1,250,000              --
                                                         -----------       -----------
                                                           6,145,527         3,841,387
                                                         -----------       -----------
COST OF GOODS SOLD                                         2,590,847         1,767,069
                                                         -----------       -----------
GROSS PROFIT                                               3,554,680         2,074,318

OPERATING EXPENSES:
   Selling, general and administrative                     3,065,336         3,137,660
   Research and development                                  106,085           222,728
   Depreciation                                               43,578            41,123
   Provision for replacement of product                         --            (115,573)
                                                         -----------       -----------
                                                           3,214,999         3,285,938
                                                         -----------       -----------
NET OPERATING INCOME(LOSS)                                   339,681        (1,211,620)
                                                         -----------       -----------
OTHER INCOME(EXPENSE)
   Interest income                                            39,422            47,977
   Interest expense                                          (93,477)             --
                                                         -----------       -----------
                                                             (54,055)           47,977
                                                         -----------       -----------
INCOME(LOSS) BEFORE INCOME TAXES                             285,626        (1,163,643)

PROVISION (BENEFIT) FOR INCOME TAXES                            --            (206,078)
                                                         -----------       -----------
NET INCOME(LOSS)                                         $   285,626       $  (957,565)
                                                         ===========       ===========
BASIC NET INCOME (LOSS) PER SHARE OF COMMON STOCK        $      0.05       $     (0.21)
                                                         ===========       ===========
DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK      $      0.04       $     (0.21)
                                                         ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
        Basic                                              5,467,742         4,592,517
                                                         ===========       ===========
        Diluted                                            6,477,640         4,831,116
                                                         ===========       ===========

                 See accompanying notes to financial statements
                                       (3)

                        PACIFICHEALTH LABORATORIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                          Paid-in
                                           Common      Stockholders'    Accumulated         Total
                                            Stock         Capital         Deficit           Equity
                                          --------      -----------    ------------      -----------
Balance, January 1, 2000                  $ 11,386      $10,803,085    $ (8,342,335)     $ 2,472,136

Common stock issued                            230          159,770                          160,000

Non-employee stock options                                   55,180                           55,180

Issuance of stock warrants                                   42,211                           42,211

Net loss for the year ended
   December 31, 2000                                                       (957,565)        (957,565)
                                          --------      -----------    ------------      -----------
Balance, December 31, 2000                  11,616       11,060,246      (9,299,900)       1,771,962

Common stock issued                          3,482        2,191,591                        2,195,073

Re-pricing of employee stock options                        217,075                          217,075

Non-employee stock options                                  105,525                          105,525

Issuance of stock warrants                                  100,042                          100,042

Net income for the year ended
   December 31, 2001                                                        285,626          285,626
                                          --------      -----------    ------------      -----------
Balance, December 31, 2001                $ 15,098      $13,674,479    $ (9,014,274)     $ 4,675,303
                                          ========      ===========    ============      ===========






                 See accompanying notes to financial statements
                                       (4)

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                               2001               2000
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                        $   285,626       $  (957,565)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Noncash items included in net income (loss):
          Depreciation                                                           43,578            40,195
          Fair value of nonemployee stock options and warrants                  422,642            97,391
        Changes in assets and liabilities:
          Decrease in accounts receivable                                       248,769            97,442
          Increase in prepaid expenses                                           (2,612)          (73,161)
          Increase in inventory                                                (981,579)       (1,267,266)
          Increase in deposits                                                  (54,331)          (50,000)
          Increase (decrease) in accounts payable and accrued expenses         (443,871)          524,316
          Decrease in reserve for product replacement                              --            (161,062)
                                                                            -----------       -----------
             Net cash used in operating activities                             (481,778)       (1,749,710)
                                                                            -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                           (32,246)          (29,900)
                                                                            -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                   1,500,000              --
   Common stock options exercised                                               695,073           160,000
   Proceeds of note payable                                                      70,577            47,741
   Repayment of note payable                                                    (73,270)             --
                                                                            -----------       -----------
             Net cash provided by financing activities                        2,192,380           207,741
                                                                            -----------       -----------
             Net increase (decrease) in cash and cash equivalents             1,678,356        (1,571,869)

CASH AND CASH EQUIVALENTS, BEGINNING                                            170,491         1,742,360
                                                                            -----------       -----------
CASH AND CASH EQUIVALENTS, ENDING                                           $ 1,848,847       $   170,491
                                                                            ===========       ===========


Supplemental disclosure of cash flow information of cash paid:
     Interest                                                               $     7,377       $      --






                 See accompanying notes to financial statements
                                       (5)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1   BUSINESS

         PacificHealth Laboratories, Inc. (the Company) was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. The Company's first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, the Company introduced ENDUROX(R)R4(TM) Performance/Recovery Drink, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. During 2000 the Company introduced a new product, SATIETROL(R), an appetite control product which is based on the use of nutritional ingredients to stimulate cholecystokinin (CCK), a protein released after eating which has shown to be an important satiety signal in humans. This product competes in the market for weight loss and weight control products. In June 2001 the Company introduced ACCELERADE(R) Sports Drink which uses the same patented technology as ENDUROX R4 to improve endurance during exercise.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and cash equivalents

         For purposes of reporting cash flows, the Company considers all cash accounts and money market funds, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

         Accounts receivable

         The Company provides an allowance for doubtful accounts, as needed, for accounts deemed uncollectible.

         Inventory

         Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method.

         Equipment and depreciation

         Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 2 to 5 years. Depreciation expense for the years ended December 31, 2001 and 2000 was $43,578 and $40,195, respectively.

                                      (6)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of estimates

         The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

         Earnings (loss) per share

         In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share basic earnings per share excludes the dilutive effects of stock options and warrants. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with requirements of SFAS No. 128. For the year ended December 31, 2000, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

         Revenue recognition

         Revenue from product sales is recognized upon shipment to customers, title passing and all obligations of the Company have been satisfied. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded.

         Revenue from the licensing agreement is recognized upon delivery of products or the completion of certain milestone events which reflects the culmination of an earnings process.

         Research and development

         Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge which will be used to develop and market natural products which improve health and well being. The Company expenses all such research and development costs as they are incurred.

         Advertising costs

         Advertising costs are charged to operations in the year incurred and totaled $557,186 and $1,125,849 in 2001 and 2000, respectively.

         Shipping and handling costs

         The Company includes shipping and handling costs in cost of goods sold.

                                      (7)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Stock-based compensation

         The Company has elected to follow the measurement guidance provided by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the fair value for accounting purposes of the underlying stock on the date of grant, no compensation expense is recognized. When employee stock options are modified, the options are considered variable whereas the difference between the exercise price and the fair value of the common stock is expensed through the date the option is exercised or terminated.

         Options and warrants issued to non-employees are accounted for in accordance with Statement on Financial Accounting Standard (SFAS) No.
         123. These options are valued using the Black-Scholes method and expensed in the period service is performed or product received. Options granted under long-term service contracts are measured at the earlier of service completion or grant date provided a disincentive for non-performance exists.

         Segment information

         SFAS No. 131, Segment Information, amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in addressing performance. The financial information is required to be reported on the basis that is used internally for evaluating this segment performance. The Company operates in one business segment: the design, development and marketing of dietary and nutritional supplements that enhance health and well being.

         Income taxes

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of balance sheet items for financial and income tax reporting. The Company provides a deferred tax valuation allowance when the realization of the asset is unlikely.

         Comprehensive Income

         The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not have any comprehensive income items at December 31, 2001 and 2000.

                                      (8)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Recent accounting pronouncements

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets.

         The provisions of SFAS No. 141 applies to business combination transactions that occur after June 30, 2001. SFAS No. 141 will not effect the financial statements of the Company.

         The provisions of SFAS No. 142 shall be applied to fiscal years beginning after December 31, 2001. The provisions of SFAS No. 142 eliminated goodwill amortization and provides for standards on testing the impairment of goodwill and other intangible assets at least annually. The adoption of this standard is expected to have no effect on the Company's financial statements.

         Reclassification

         Certain items in the 2000 financial statements have been reclassified to conform with the presentation in the 2001 financial statements. There was no effect on net income or shareholders' equity.

NOTE 3   ACCOUNTS RECEIVABLE
                                                         2001         2000
                                                         ----         ----

              Accounts receivable                      $252,253     $443,671
              Less: allowance for doubtful accounts      59,625        2,275
                                                       --------     --------
                                                       $192,628     $441,396
                                                       ========     ========

NOTE 4   INVENTORIES

         Inventories at December 31, 2001 and 2000 consisted of the following:

                                                        2001         2000
                                                        ----         ----

                 Raw materials                       $  283,140   $  194,647
                 Work-in-process                           --        311,475
                 Finished goods                       2,354,437    1,266,566
                 Reserve for obsolescence                (3,305)    (119,995)
                                                     ----------   ----------
                                                     $2,634,272   $1,652,693
                                                     ==========   ==========

                                      (9)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4   INVENTORIES

         In 1997, the Company reformulated the original ENDUROX product into a caplet, rather than a capsule, because the capsule form was very hygroscopic and became altered in size and color in conditions of high heat and humidity. At June 30, 1997, the Company estimated a reserve for charges resulting from exchanging its retailers' inventory of capsules for caplets or issuing a credit refund for returned capsules. At the end of each quarter, management compares the reserve's balance to a current estimate of capsule exchange/credit refund exposure. During 2000, the Company estimated that its remaining capsule exchange for caplets and/or credit refunds would not exceed $-0-. As a result, the Company reduced its reserve in 2000 by $115,573 and reduced the net loss by taking that amount back into income. At December 31, 2001 and 2000, the balance in the reserve for product replacement was $-0-.

NOTE 5   PROPERTY AND EQUIPMENT
                                                         2001         2000
                                                         ----         ----
                 Furniture and equipment               $221,323     $200,553
                 Molds and dies                          81,850       70,375
                                                       --------    ---------
                                                        303,173      270,928
                 Less: accumulated depreciation         240,464      196,885
                                                       --------     --------
                                                       $ 62,709     $ 74,043
                                                       ========     ========

NOTE 6   LONG-TERM DEBT:

                                                         2001         2000
                                                         ----         ----
           Installment note payable to insurance
           finance company due in monthly installments
           of $4,784, including interest at 7.5%
           through September 2002                       $45,048      $47,741

           Less: current portion                         45,048       47,741
                                                        -------      -------

           Long-term debt                               $     0      $     0
                                                        =======      =======

NOTE 7   STOCK

         Capital stock

         The total number of shares of all classes of stock which the Company has authority to issue is 51,000,000 shares, consisting of (a) fifty million (50,000,000) shares of Common Stock, par value $.0025 per share, and (b) one million (1,000,000) shares of Preferred stock, par value $.01 per share. The preferred stock may be issued in one or more series, and may have such voting powers, full or limited, or no voting powers, and such designations and preferences as shall be stated in the resolution or resolutions providing for the issue thereof adopted by the Board of Directors of the Company, from time to time.

                                      (10)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8   COMMITMENTS

         Licensing agreement

         On June 1, 2001, the Company entered into an exclusive license agreement with GSK, one of the world's largest pharmaceutical companies, for SATIETROL, the Company's appetite control product. The agreement provides GSK with worldwide rights to the trademarks, technology, patents, and know how for SATIETROL for the duration of the patents, which is currently 16 years. Under the agreement, the Company received an initial payment of $1,000,000 for the delivery of the product formula and certain quantities of the product, will receive additional achievement payments over the next two years provided GSK meets certain development goals, and will receive ongoing product royalties upon launch of the product by GSK.

         The Company can continue to sell the SATIETROL line of products until GSK launches their SATIETROL product. At that time, the Company can continue to market the powdered meal replacement product, currently sold under the name SATIETROL COMPLETE(R), without using the SATIETROL name, in the current health food store channels of distribution. GSK will be responsible for future manufacturing, marketing, and sales upon launch of GSK. GSK also purchased approximately 9% of the Company's common stock for $1,500,000 under a related stock purchase agreement. GSK can terminate the license agreement at any time for any reason but GSK is not entitled to a refund of any payments previously made.

         Employment agreement

         The Company entered into a two-year employment contract on January 1, 2001, with the Chairman and CEO that provides for minimum annual compensation of $275,000. The Company is the beneficiary of a keyman life insurance policy (on the Chairman's life) for $2,000,000.

         Rent

         On February 3, 1998, the Company signed a new lease agreement with the new owners of its office building. The new lease provides for the rental of 3,684 square feet.

         Minimum annual rentals, including utilities, for each year subsequent to December 31, 2001 are as follows:

                       Year Ending
                       December 31,
                       ------------
                           2002                         $60,780
                           2003                          30,390
                                                        -------
                                                        $91,170
                                                        =======

         Letter of credit

         At December 31, 2001, the Company has an outstanding letter of credit in the amount of $10,000 maturing April 4, 2002.

                                      (11)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9   STOCK OPTIONS

         In 1995, the Company established an incentive stock option plan (the
         Plan) in which options to purchase the common stock of the Company may be awarded to employees. In 2000, the Company established another stock option plan to increase the number of options under the plans. At December 31, 2001, the Company has reserved 2,266,875 shares of common stock for issuance under the plans.

         Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or as options not qualified under Section 422 of the Code. All options are issued with an exercise price at or above 100 percent of the fair market value of the common stock on the date of grant. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under
         Section 162(m) of the Code. Incentive Stock Option awards of unrestricted stock are not designed to be deductible to the Company under Section 162(m).

         Stock option transactions for employees during 2001 and 2000 were as follows:

                                                                      Exercise Price       Weighted Average
                                            Option        Vested        Per Vested        Exercise Price Per
                                            Shares        Shares       Common Share       Vested Common Share
                                            ------        ------       ------------       -------------------
           Balance, December 31, 1999     1,772,000      1,126,667      $1.625 - $6.00          $3.92

           Granted/vested during the year   312,500        831,167      $2.25 - $3.25           $2.51
           Exercised during the year        (90,000)       (90,000)     $1.625-$4.00            $3.60
           Expired during the year         (300,000)      (300,000)     $2.00                   $2.00
           Cancelled during the year       (136,000)       (49,334)     $1.625-$3.75            $1.97
                                          ---------      ---------

           Balance, December 31, 2000     1,558,500      1,518,500      $1.75 - $6.00           $3.84

           Granted/vested during the year   971,500        455,000      $0.313-$3.30            $0.79
           Exercised during the year       (625,000)      (625,000)     $0.313-$2.25            $0.74
           Expired during the year         (227,500)      (227,500)     $2.25 - $3.75           $3.73
           Cancelled during the year       (190,000)      (190,000)     $3.75                   $3.75
                                          ---------      ---------

           Balance, December 31, 2001     1,487,500        931,000      $0.313-$4.75            $1.96
                                          =========      =========

         Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2001 is as follows:

                                         Employee Options Outstanding
                              ----------------------------------------------------
             Range of         Number Outstanding       Weighted Average Remaining       Weighted Average
         Exercise Prices         at 12/31/01                Contractual Life              Exercise Price
         ---------------         -----------                ----------------              --------------
           $0.00-$2.00              914,000                     4.17 years                    $0.83
           $2.01-$4.00              561,000                     3.06 years                    $2.49
           $4.01-$6.30               12,500                     4.75 years                    $4.42

                                      (12)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9   STOCK OPTIONS

                              Employee Options Exercisable
            ---------------------------------------------------------------
               Range of           Number Outstanding       Weighted Average
            Exercise Prices         at 12/31/01             Exercise Price
            ---------------       ------------------       ----------------
              $0.00-$2.00             420,000                  $1.40
              $2.01-$4.00             511,000                  $2.41

         In addition to options granted to employees under the plans, the Company issued stock options pursuant to contractual agreements to non-employees. Options granted under these agreements are expensed when the related service or product is provided.

         Stock option transactions for non-employees during 2001 and 2000 were as follows:

                                                                         Exercise Price      Weighted Average
                                             Option         Vested         Per Vested       Exercise Price Per
                                             Shares         Shares        Common Share      Vested Common Share
                                             ------         ------        ------------      -------------------
            Balance, December 31, 1999       205,700        166,200       $1.25 - $6.00           $3.82

            Granted/vested during the year   100,500         50,000       $2.00 - $3.50           $2.25
            Exercised during the year         (2,000)        (2,000)      $2.1875                 $2.1875
            Expired during the year                0              0       N/A                      N/A
            Cancelled during the year              0              0       N/A                      N/A
                                            --------       --------

            Balance, December 31, 2000       304,200        214,200       $1.25 - $6.00           $3.34

            Granted/vested during the year   171,000        114,000       $0.313-$6.30            $1.59
            Exercised during the year        (16,125)       (16,125)      $0.781-$2.25            $2.01
            Expired during the year          (61,000)       (61,000)      $3.75 - $4.75           $4.00
            Cancelled during the year         (5,000)        (5,000)      $3.75                   $3.75
                                            --------       --------

            Balance, December 31, 2001       393,075        246,075       $0.313-$6.30            $2.59
                                            ========       ========

         Information with respect to non-employee stock options outstanding and non-employee stock options exercisable at December 31, 2001 is as follows:

                                          Non-Employee Options Outstanding
                                 -------------------------------------------------
               Range of          Number Outstanding     Weighted Average Remaining     Weighted Average
            Exercise Prices         at 12/31/01             Contractual Life            Exercise Price
            ---------------         -----------             ----------------            --------------
              $0.00-$2.00             202,500                  3.70 years                   $1.03
              $2.01-$4.00             133,375                  2.97 years                   $2.37
              $4.01-$6.30              57,200                  1.19 years                   $5.30

                                      (13)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 9   STOCK OPTIONS

                            Non-Employee Options Exercisable
            ----------------------------------------------------------------
                Range of          Number Outstanding        Weighted Average
            Exercise Prices          at 12/31/01             Exercise Price
            ---------------          -----------             --------------
              $0.00-$2.00               92,000                   $1.28
              $2.01-$4.00              103,375                   $2.42
              $4.01-$6.30               50,700                   $5.30

         The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation which permits the use of the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for fixed employee granted options during 2001 and 2000 and recognized an expense for non-employee granted options by the Company during 2001 and 2000. Total expense recognized for non-employee granted options was $105,525 and $55,180, respectively. As a result of repricing employee options during 2001 an expense was recognized by the Company amounting to $217,075.

         Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per common share would have been as follows:

                                                           2001        2000
                                                           ----        ----
            Net income (loss):
               As reported                               $285,626   $  (957,565)
               Pro forma                                 $119,208   $(1,611,410)

            Basic net income (loss) per common share:
               As reported                                $0.05      $ (.21)
               Pro forma                                  $0.02      $ (.35)

            Diluted net income (loss) per common share:
               As reported                                $0.04      $ (.21)
               Pro forma                                  $0.02      $ (.35)


         The weighted-average fair value of options granted in 2001 and 2000 was $.18 and $.82, respectively.

                                      (14)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9   STOCK OPTIONS

         Significant assumptions used in the Black Scholes option pricing model to calculate the above fair value of the awards are as follows:

                                                       2001           2000
                                                       ----           ----

            Risk free interest rates of return           5.00%          6.00%
            Expected option life                    60 months      60 months
            Volatility                                     40%            40%
            Expected dividends                            $ 0            $ 0

NOTE 10  WARRANTS

         Stock warrant transactions during 2001 and 2000 were as follows:

                                                                         Exercise Price      Weighted Average
                                            Warrant        Vested          Per Vested       Exercise Price Per
                                            Shares         Shares         Common Share      Vested Common Share
                                            ------         ------         ------------      -------------------
           Balance, January 1, 2000         375,500        375,500         $3.75-$8.70             $5.52

           Granted/vested during the year    22,000         22,000         $3.438                  $3.438
           Expired during the year         (127,750)      (127,750)        $3.75-$6.25             $4.02
                                           --------       --------

           Balance, December 31, 2000       269,750        269,750         $3.438- $8.70           $6.06

           Granted/vested during the year   300,000        300,000         $0.875                  $0.875
           Exercised during the year       (210,000)      (210,000)        $0.875-$3.75            $1.01
           Expired during the year          (60,875)       (60,875)        $3.75-$6.25             $4.32
                                           --------       --------

           Balance, December 31, 2001       298,875        298,875         $0.875-$8.70            $4.75
                                           ========       ========

         The total expense recognized by the Company for these non-employee warrants for 2001 and 2000 was $100,042 and $42,211, respectively.

NOTE 11  INCOME TAXES

         The income tax provision (benefit) consists of the following:

                                         2001             2000
                                         ----             ----
              Current:
                 Federal               $     0        $        0
                 State                       0          (206,078)
                                       -------        ----------
                                             0          (206,078)
                                       -------        ----------
              Deferred:
                 Federal               $     0        $        0
                 State                       0                 0
                                       -------        ----------
                                       $     0        $        0
                                       =======        ==========

                                      (15)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 11  INCOME TAXES

         The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory rate of 35% to the earnings before income taxes and comparing that to the recorded income tax provisions:

                                                          2001                       2000
                                                  ----------------------     ----------------------
                                                    Amount    Percentage       Amount    Percentage
                                                    ------    ----------       ------    ----------
           U.S. federal income tax provision
            (benefit) at federal statutory rate   $  99,969       35%        $(407,275)     (35)%
           State tax, net of federal tax effect      28,755       10           (33,725)      (3)
           Benefit of sale of state net
            operating losses                            -         -           (206,078)     (18)
           Non-deductible options and warrants       71,948       25            34,000        3
           Change in valuation allowance           (200,000)     (70)          407,000       35
           Other                                       (672)      -               -           -
                                                  ---------      ---         ---------      ---

                                                  $       0        0%        $(206,078)     (18)%
                                                  =========      ===         =========      ===

         The Company has $8,440,000 in Federal net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2030.

         During 1999, the New Jersey Economic Development Authority established the Tax Benefit Transfer Program. This program permits new or expanding emerging technology and biotechnology corporations located in New Jersey to "sell" unused New Jersey net operating loss (NOL) deductions to other corporations who have taxable income in New Jersey for at least 80% of their tax benefit value. The State established a maximum amount of allowable NOL's that could be sold during 2000 and allocated this sum among all of the qualifying companies.

         In 2000, the Company received its certification under this program and was able to sell $2,862,200 worth of its New Jersey NOL's for 80% of their tax benefit value ($257,598) for a total of $206,078. The Company has $1,375,000 of state net operating loss carryovers which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2014.

         The components of the Company's deferred tax assets are as follows:

                                                     2001            2000
                                                     ----            ----

            Net operating loss carryforwards      $3,035,000      $3,235,000
            Valuation allowance                   (3,035,000)     (3,235,000)
                                                  ----------      ----------

            Deferred tax asset                    $        0      $        0
                                                  ==========      ==========

                                      (16)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12  FINANCIAL INSTRUMENTS

         Concentration of credit risk

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

         Cash equivalents consist of money market funds maintained in an account with the investment division of the above financial institution. The financial institution has a strong credit rating and management believes that credit risk relating to these cash equivalents is minimal.

         The Company does not require collateral on its trade accounts receivable. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

         Fair value of financial instruments

         Cash, cash equivalents, accounts receivable, accounts payable and long-term debt approximate their fair values due to the short maturity of these instruments.

NOTE 13  SIGNIFICANT CUSTOMERS

         For the year ended December 31, 2001, the Company had revenues from two customers which accounted for approximately 49% of total revenue. Accounts receivable outstanding related to these customers at December 31, 2001 were $86,092 which amounted to 34% of total receivables.

         For the year ended December 31, 2000, the Company had revenues from one customer which accounted for approximately 44% of total revenue. Accounts receivable outstanding related to these customers at December 31, 2000 were $316,663 which amounted to 72% of total receivables.

NOTE 14  SEGMENT AND RELATED INFORMATION

         In fiscal 2001 and 2000, the Company has one reportable segment: dietary and nutritional supplements.

         The following table presents revenues by region:

                                                   2001         2000
                                                   ----         ----

              United States                     $4,790,991   $3,774,455
              Canada                            $  104,536   $   66,932

                                      (17)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 14  SEGMENT AND RELATED INFORMATION

         Revenues by product line are as follows:

                       Sports          Weight
                     Performance        Loss       Licensing         Total
                     -----------        ----       ---------         -----
            2001     $3,578,189      $1,317,338    $1,250,000      $6,145,527
            2000     $2,212,590      $1,628,797            $0      $3,841,387

         Sales revenues reported for the years ended December 31, 2001 and December 31, 2000 are net of credits of $451,137 and $97,618, respectively, for the return of certain products. Returns in 2001 consisted of SATIETROL returned from our largest customer who discontinued selling the product. There was no legal requirement for the Company to accept these credits and returns, but these credits and returns were allowed to enhance ongoing customer relations with that customer. Returns in 2000 consisted of two products in which marketing was discontinued.

































                                      (18)