Form 10KSB/A
period 2001-12-31
PACIFICHEALTH LABORATORIES INC
filed 2002-05-14
CIK 1000278

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 Amendment No. 1

                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): Yes |_|   No |X|

                           PACIFICHEALTH LABORATORIES, INC.
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 2001


                                TABLE OF CONTENTS



PART I

ITEM 1.      BUSINESS...........................................................................................3
ITEM 2.      DESCRIPTION OF PROPERTY...........................................................................14
ITEM 3.      LEGAL PROCEEDINGS.................................................................................14
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................15

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................15
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...............................................................17
ITEM 7.      FINANCIAL STATEMENTS..............................................................................22
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE...............................................................22

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
             OF THE EXCHANGE ACT...............................................................................22
ITEM 10.     EXECUTIVE COMPENSATION............................................................................26
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................29
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................31
ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K.......................................................................................32

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


         Sports Performance

         Our first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, we introduced ENDUROX(R) R(4)(R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R(4) has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE(R) Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R(4). Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise.



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

         (b) ENDUROX(R)R(4)(TM) Recovery / Performance Drink

         The Company launched ENDUROX R(4) Performance / Recovery Drink in March 1999. Clinical trials funded by the Company during 1998 at the University of North Texas Health Science Center in Fort Worth, Texas and the Human Performance Lab at St. Cloud University in St. Cloud, Minnesota showed that when tested against the nation's leading sports drink, ENDUROX R(4) delivered equal hydration effectiveness while enhancing performance and extending endurance by 55%, decreasing post-exercise muscle stress by 36%, reducing free radical build-up by 69%, and increasing insulin levels by 70%. The results of these trials were presented at the American College of Sports Medicine's national meeting in 1999.

         The Company advertises ENDUROX R(4) nationally in such magazines as Bicycling, Running Times, Fitness Swimmer, Inside Triathlon, Triathlete, and numerous other publications. At the present time, this product is being sold in over 5,000 retail outlets including General Nutrition Centers, health food stores and bicycle retailers, as well as through catalog and Internet companies.

         In April 2000, the Company was issued patent #6,051,236 for ENDUROX R(4) covering all 77 claims made in the application, including claims that the product (a) increases endurance, (b) reduces post-exercise muscle damage, and
(c) speeds the replenishment of muscle carbohydrate stores. Patent office acceptance of these claims does not necessarily permit the Company to make any specific claims to the public regarding this product. The Company's ability to make those claims is governed by Food and Drug Administration, Federal Trade Commission, and other federal government agency regulations and guidelines.

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

         The Company's objective is to develop a patent portfolio to protect its proprietary technology involving the use of nutritional ingredients to stimulate and extend the action of CCK. The Company has the following patents pending:

---------------------------------------------------------------------------------------------------------------
                                           PATENT                                                  STATUS
--------------------------------------------------------------------------------------------- -----------------
Nutritional Intervention Composition for Enhancing and Extending Satiety (International)          Pending
--------------------------------------------------------------------------------------------- -----------------
Nutritional Intervention Composition for Enhancing and Extending Satiety (Method-DIV)             Pending
--------------------------------------------------------------------------------------------- -----------------
A Method for Extending the Satiety of Food by Adding a Nutritional Composition Designed to        Pending
Stimulate Cholecystokinin (CCK)
--------------------------------------------------------------------------------------------- -----------------
Composition Containing Protease Inhibitor Extends Post Meal Satiety                               Pending
--------------------------------------------------------------------------------------------- -----------------
Nutritional Composition for Improving the Efficacy of a Lipase Inhibitor                          Pending
--------------------------------------------------------------------------------------------- -----------------
Use of a Bile Acid Sequestrant to Extend Satiety                                                  Pending
---------------------------------------------------------------------------------------------------------------

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


         (d) ACCELERADE(R)

         In June 2001, the Company introduced ACCELERADE(R) Sports Drink, to be taken during exercise, using the same patented technology as ENDUROX R(4). Research studies funded by the Company and conducted in 2001 by Dr. John Ivy at the University of Texas Department of Kinesiology and Health Education, Austin, Texas have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. These studies showed that subjects taking ACCELERADE increased endurance performance by 24% compared to subjects drinking a conventional sports drink containing the same amount of carbohydrate. ACCELERADE uses the ENDUROX R(4) technology that features the patented 4-1 ratio of carbohydrate to protein to speed the movement of carbohydrate from the blood into the muscle during exercise. By increasing the energy efficiency of every gram of carbohydrate an athlete consumes, ACCELERADE spares muscle glycogen and improves endurance capacity. We will launch additional sizes and flavors in 2002 including the development of a ready-to-drink ACCELERADE product.

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

         The sports drink market in which Endurox R(4) and Accelerade compete is dominated by such brands as Gatorade and Powerade who sell ready-to-drink products, as well as smaller companies such as Cytosport (Cytomax), Champion Nutrition (Revenge), and Twin Labs (Ultrafuel) who sell powdered, ready-to-mix products. In addition, there are a number of new foreign entries such as Enervit and Extran that have introduced sports drinks into the U.S. focusing on the endurance athlete. Increased competitive activity from such companies could make it more difficult for the Company to increase or keep market share since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than the Company.

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

1(b)(v)  Suppliers of Raw Materials


         The Company does not have manufacturing facilities and has no present intention to manufacture any products itself. It fulfills product needs through relationships with independent manufacturers. The Company generally does not have longany termwritten contracts or oral agreements with any of these manufacturers other than individual purchase orders. The individual purchase orders are for current quantities and do not contain any terms other than those related to current quantities. Therefore, the Company does not have any assurances as to the terms or availability of future orders. The Company uses at least six contract manufacturers for various aspects of the manufacturing process. The Company believes that these are all small privately held firms. Because the processes performed by these manufacturers are fairly standard in the industry, the Company believes that other manufacturers could easily be substituted if any of the current manufacturers were no longer available or did not offer reasonable terms. Competitors who do their own manufacturing may have an advantage over the company with respect to pricing, availability of product and in other areas through their control of the manufacturing process.

         Generally, our contract manufacturers obtain raw materials necessary for the manufacture of our products from numerous sources. The Company generally does not have contracts with suppliers of materials required for the production of its products. The Company obtains ciwujia for its ENDUROX caplet line of products from suppliers in the Peoples Republic of China. At the present time, the Company obtains all of its needs from one supplier in the People's Republic of China, but believes that the Company could switch to a number of alternative suppliers without significant effect. The Company uses a single supplier because its agents believe that this is the best way to ensure the best quality from the Chinese suppliers. The Company's agents believe that there are at least five reputable producers of ciwujia able to meet the Company's needs, and that there are likely a large number of smaller producers who could be identified if required. The Company's agent has visited four other producers to evaluate their ability to meet the Company's volume and quality needs, and has identified one of these as a reliable back-up source. The Company has not entered into any long term supply agreements with thisthe current supplier other than individual purchase orders. The Company's weight loss product, SATIETROL, is composed of numerous ingredients, most of which are available from multiple sources. One ingredient of SATIETROL is available only from a single source, a large FrenchEuropean company, Lyckeby Starkelsen. The Company does not have any written or oral supply agreements with this supplier. While the ingredient is currently available from a single source, the raw materials for this ingredient are commodity products readily available. If this supplier were to become unavailable to us, we would be able to eventually substitute suppliers, but there would be a material delay caused by having another supplier process this ingredient to our specifications. In addition, all other raw materials used in the Company's existing products are available from multiple sources.


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

         The Company received a composition of matter patent, United States Patent No. 6,051,236, in April 2000 for ENDUROX R(4) covering all 77 claims submitted including claims that the product (a) increases endurance, (b) reduces post-exercise muscle damage, and (c) speeds the replenishment of muscle carbohydrate stores. (see section 1(b)(i)(b)). This patent expires in April 2017.

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

         The Company has federal trademark registrations for ENDUROX, ENDUROX EXCEL, ENDUROX ProHeart, ENDUROX R(4), SATIETROL, SATIETROL COMPLETE, and ACCELERADE. The Company also has filed its trademarks in most Western European countries, Canada, Mexico and Japan. The Company's policy is to pursue registrations for all of the trademarks associated with its key products, and to protect its legal rights concerning the use of its trademarks. The Company relies on common law trademark rights to protect its unregistered trademarks.

1(b)(viii) and (ix)  Governmental Regulation


         We market products that fall under two types of Food and Drug Administration regulations: dietary supplements and nutritional supplements. A dietary supplement:

  o is a product (other than tobacco) that is intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, an herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients.

  o     is intended for ingestion in pill, capsule, tablet, or liquid form.

  o is not represented for use as a conventional food or as the sole item of a meal or diet.

  o     is labeled as a "dietary supplement."

         Dietary Supplements is a classification of products resulting from the enactment of the Dietary Supplement Health and Education Act of 1994 (the "DSHEA") in October 1994. The DSHEA amended and modified the application of certain provisions of the Federal Food, Drug and Cosmetics Act (the "FFDC Act") as they relate to dietary supplements, and required the FDA to promulgate regulations consistent with the DSHEA. Under the DSHEA, companies that manufacture and distribute dietary supplements are limited in the statements that they are permitted to make about nutritional support on the product label without FDA approval. In addition, a manufacturer of a dietary supplement must have substantiation for any such statement made and must not claim to diagnose, mitigate, treat, cure or prevent a specific disease or class of disease. The product label must also contain a prominent disclaimer. These restrictions may restrict our flexibility in marketing our product.

         Nutritional supplements are food products and contain Generally Regarded As Safe (GRAS) ingredients.

         The Company has determined that all of its existing and proposed products, as described above, are nutritional or dietary supplements as defined under federal statutes and regulations of the FDA. Nutritional supplements and dietary supplements must follow labeling guidelines outlined by the FDA. Neither nutritional supplements nor dietary supplements require FDA or other government approval or notification to market in the United States.

         We believe that all of our existing and proposed products are nutritional supplements or dietary supplements that do not require governmental approvalapprovals to market in the United States. No governmental agency or other third party makes a determination as to whether our products qualify as nutritional supplements, dietary supplements, or neither. The Company makes this determination based on the ingredients contained in the products and the claims made for the Our current products. are classified as follows:

Dietary Supplements
         ENDUROX(R) Natural Workout Supplement
         ENDUROX EXCEL(R) Natural Training Supplement

Nutritional Supplements
         ENDUROX(R) R(4) Performance/Recovery Drink
         ACCELERADE(R) Sports Drink
         SATIETROL(R) Natural Appetite Control
         SATIETROL COMPLETE(R) Meal Replacement

          The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the Food and Drug Administration ("FDA"), the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture and the Environmental Protection Agency. The Company'sOur activities also are subject to regulation by various agencies of the states and localities in which itsour products are sold. Among other things, such regulation puts a burden on our ability to bring products to market. Any changes in the current regulatory environment could impose requirements that would make bringing new products to market more expensive or restrict the ways we can market our products.

         No governmental agency or other third party makes a determination as to whether our products qualify as nutritional supplements, dietary supplements or neither. We make this determination based on the ingredients contained in the products and the claims we make for the products.


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

(a)      Introduction

          PacificHealth Laboratories, Inc. was incorporated in April 1995 to develop and market dietary and nutritional supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. Our first product, ENDUROX was introduced in March 1996, and commercial sales began in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX EXCEL. In March 1999, the Company launched ENDUROX R(4) Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. In April 2000, the Company introduced a new product, SATIETROL, that will compete in the approximately $50 billion market for weight loss and weight control products, goods and services. In May of 2001, the Company launched ACCELERADE, a new generation of sports drink products to be used during exercise that uses the ENDUROX R(4) patented technology.

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

         Revenues for the year ended December 31, 2001 were $6,145,527 compared to $3,841,387 for the same period in 2000. Revenue increases during 2001 were due to a 45% increase in sales of our ENDUROX R(4) Performance/Recovery Drink, the introduction of ACCELERADE Sports Drink, and milestone payments under the GSK licensing agreement for our SATIETROL product. The following table provides additional information concerning our revenues in 2001 and 2000:


                                                                     Revenues
                                    ------------------------------------------------------------------------
                                       Sports           Weight
Year Ended                          Performance          Loss             Licensing           Total
-------------------------------------------------------------------------------------------------------------
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
                                    ==========        ==========         ==========        ==========

         Sales revenues reported for the years ended December 31, 2001 and December 31, 2000 are net of credits of $451,137 and $97,618, respectively, for the return of certain products. Returns in 2001 consisted of SATIETROL returned from our largest customer, GNC, who discontinued selling the product in its corporate stores. These sales were principally recorded in the second quarter of 2001 with the credits recorded in the 4th quarter. Returned product with a cost to us of $50,151, representing a sales credit of $129,360, was returned to inventory. The remainder of the returned product, representing a sales credit of $321,777, was not returned to inventory and is not represented in the inventory amount on our balance sheet. There was no legal requirement for the Company to accept these credits and returns but these credits and they were not anticipated at time of sale. These returns were allowed to enhance ongoing customer relations with our largest customer. The Company does not intend to accept returns from GNC on the products currently sold by GNC. Net sales of SATIETROL to GNC in 2001 were $476,559. Returns in 2000 consisted of ENDUROX ProHeart and PROSOL PLUS. The Company discontinued marketing ENDUROX ProHeart and PROSOL PLUSthese products in 1999 because we believed that our advertising dollars would be better used promoting new products that compete in categories having greater sales potential.

         The Company generally does not make contractual allowances for returns or otherwise accept returns. On occasion, the Company does make contractual provision for rebates, return allowances, discounts and other adjustments. In 2001, the Company made this type of contractual provision in purchase orders representing less than 1% of sales. On the occasions the Company does make these provisions, the Company records the full amount of these adjustment in the same period the sale is recorded. Except for our recent experience with Satietrol, we have had very limited returns. Consequently, we believe that we do not have sufficient exposure for returns to require significant reserves.

         Any new product we launch is generally sold through the same distribution channels as our existing products. In addition, the new products we launched in 2001 were similar to our existing products. Therefore, we make estimates of future returns of new products based on our general experience with our existing products. We believe that this permits us to make reasonable estimates of future returns of new products for the purpose of establishing reserves. As stated above, we do not believe our experience generally requires establishing significant reserves for returns. We established small reserves for returns of all of our new products launched in 2000 or 2001.

         Occasionally the Company will deliver product to a customer on a consignment basis. Consignment sales are not recorded until the product is resold and the Company has received payment. There were no outstanding consigned sales at December 31, 2000 or December 31, 2001.


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

(c)      Liquidity and Capital Resources


         At December 31, 2001, the Company's current assets exceeded its current liabilities by approximately $4.5 million with a ratio of current assets to current liabilities of approximately 14.4 to 1 versus a ratio of approximately
3.1 to 1 at December 31, 2000. The increase in current ratio was attributable primarily to the net income for the year ended December 31, 2001 as well as the purchase of 9% of our common stock by GSK. Accounts receivable was lower at December 31, 2001 compared to December 31, 2000 due to the aforementioned return of inventory by GNC. Inventory levels were substantially higher at December 31, 2001 compared to December 31, 2000 as a result of these returns as well as primarily to support both actual and anticipated increased sales levels of other our sports performance products. Inventory, including the GNC SATIETROL returns, is stated at the lower of cost or market and a reserve for obsolescence is recorded when deemed appropriate. Management believes that all inventories at December 31, 2001, including SATIETROL inventories, are saleable at a price above cost, subject to ordinary obsolescence reserves. The reserve for obsolescence at December 31, 2001 is $3,305.

         At December 31, 2001, total inventory included approximately $1,200,000 of SATIETROL. On that date, the SATIETROL inventory had an average remaining shelf life of approximately 2 years. The inventory cost of sales, net of returns, of this product was $752,371 for 2001 and $674,258 for 2000. The Company is identifying additional sales outlets for this inventory, and is confident that it will be able to sell this inventory for at least its cost by the end of 2002.


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

(e)      Seasonality

         Sports nutrition products tend to be seasonal, especially in the colder climates. Lower sales are typically realized during the first and fourth quarters and higher sales are typically realized during the second and third fiscal quarters. We also plan our advertising and promotional campaigns for the Endurox R(4) and ACCELERADE products around these seasonal demands. Weight loss products also have seasonality with greater sales seen in the first and second quarters following New Year's resolutions and people getting in shape for the summer. Similarly, advertising and promotional expenditures for Satietrol are designed to take advantage of this seasonality. The Company believes that the impact of new product introductions and marketing expenses associated with the introduction of new products will have a far greater impact on its operations than industry and product seasonality.

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

ITEM 7.  FINANCIAL STATEMENTS

         Financial information required in response to this Item of Form 10-KSB is set forth at pages F-1 through F-21 of this Report.


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

                           Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                       Long Term Compensation
                              ----------------------------------------- -----------------------------------------
                                                                                Awards                 Payouts
                                                                        -----------------------------------------
                                                                                      Securities
                                                        Other                         Under-
                                                        Annual          Restricted    lying                       All Other
Name and                                                Compen-         Stock         Options/         LTIP       Compen-
Principal                     Salary          Bonus     sation          Award(s)      SARs             Payouts    sation
Position             Year     ($)             ($)       ($)             ($)           (#)              ($)        ($)

(a)                  (b)      (c)             (d)       (e)             (f)           (g)              (h)        (i)
-------------------- -------- --------------- --------- --------------- ------------- ---------------- ---------- ------------
Robert Portman,      2001     275,000         111,120   217,075 (1)     -0-           1,160,000 (2)    -0-        -0-
President            -------- --------------- --------- --------------- ------------- ---------------- ---------- ------------
                     2000     200,000         -0-       (3)             -0-             275,000        -0-        -0-
                     -------- --------------- --------- --------------- ------------- ---------------- ---------- ------------
                     1999     150,000         -0-       (3)             -0-             300,000        -0-        -0-
-------------------- -------- --------------- --------- --------------- ------------- ---------------- ---------- ------------
Stephen Kuchen,      2001      92,500         3,000     (3)             -0-              25,000        -0-        -0-
Vice President       -------- --------------- --------- --------------- ------------- ---------------- ---------- ------------
                     2000      72,452 (4)     -0-       (3)             -0-              35,000        -0-        -0-
-------------------- -------- --------------- --------- --------------- ------------- ---------------- ---------- ------------
Jonathan Rahn,       2000      35,417 (5)     -0-       27,500 (6)      -0-                 -0-        -0-        -0-
Executive Vice       -------- --------------- --------- --------------- ------------- ---------------- ---------- ------------
President            1999     103,333         -0-       (3)             -0-              50,000        -0-        -0-
------------------------------------------------------------------------------------------------------------------------------

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

                      Option/SAR Grants in Fiscal Year 2001
                               (Individual Grants)

----------------------------------------------------------------------------------------------------------------------
                                        Number of            Percent Of Total
                                        Securities           Options/SARs
                                        Underlying           Granted to           Exercise Or
                                        Options/SARs         Employees In         Base Price
Name                                    Granted (#)          Fiscal Year          ($/Share)         Expiration Date
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

             Aggregated Option/SAR Exercises in Fiscal Year 2001 and
                          Option/SAR Values at 12/31/01

----------------------------------------------------------------------------------------------------------------------
                                                        Number of Securities            $ Value of Unexercised
                                                        Underlying Unexercised          In-the-Money Options/SARs
                               Shares                   Options/SARs At 12/31/01        At 12/31/01
                               Acquired     Value       Exercisable/                    Exercisable/
                               On Exercise  Realized    Unexercisable                   Unexercisable
Name                           (#)          ($)         (#)                             ($)
(a)                            (b)          (c)         (d)                             (e)
------------------------------ ------------ ----------- ------------------------------- ------------------------------
                                                        Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------------ ------------ ----------- -------------- ---------------- -------------- ---------------
Robert Portman                 475,000      217,075        800,000          460,000      1,478,500        1,590,220
------------------------------ ------------ ----------- -------------- ---------------- -------------- ---------------
Stephen Kuchen                 -0-          -0-             35,000           25,000         40,075           76,120
------------------------------ ------------ ----------- -------------- ---------------- -------------- ---------------


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


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


PacificHealth Laboratories, Inc.

By:      /s/ Robert Portman
    ----------------------------------------------------------------------------
         Robert Portman, President, Chief Executive Officer


Date:  May 13, 2002


In accordance with the Securities Exchange Act of 1934 and the requirements of Form 10-KSB, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


/s/ Robert Portman               Director and Chief                May 13, 2002
---------------------------      Executive Officer
Robert Portman

/s/ Stephen P. Kuchen            Director and Principal            May 13, 2002
----------------------------     Financial and Accounting Officer
Stephen P. Kuchen

/s/ T. Colin Campbell            Director                          May 13, 2002
----------------------------
T. Colin Campbell

/s/ Michael Cahr                 Director                          May 13, 2002
----------------------------
Michael Cahr

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




                                              LARSON, ALLEN, WEISHAIR & CO., LLP
Blue Bell, Pennsylvania
January 29, 2002



                                       (1)

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                                                                    2001                2000
                                                                                 ----------          ----------
                          ASSETS
      CURRENT ASSETS
        Cash and cash equivalents                                                $1,848,847          $  170,491
        Accounts receivable, net                                                    192,628             441,396
        Inventories                                                               2,634,272           1,652,693
        Prepaid expenses                                                            165,079             162,466
                                                                                 ----------          ----------
          Total current assets                                                    4,840,826           2,427,046
                                                                                 ----------          ----------

      PROPERTY AND EQUIPMENT, NET                                                    62,709              74,043

      OTHER ASSETS
        Deposits                                                                    108,322              53,991
                                                                                 ----------          ----------
                                                                                 $5,011,857          $2,555,080
                                                                                 ==========          ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
        Current portion of long-term debt                                        $   45,048          $   47,741
        Accounts payable and accrued expenses                                       291,506             735,377
                                                                                 ----------          ----------
          Total current liabilities                                                 336,554             783,118
                                                                                 ----------          ----------

      COMMITMENTS

      STOCKHOLDERS' EQUITY
        Common stock, $.0025 par value, authorized 50,000,000 shares;
         issued and outstanding 6,039,203 shares at December 31, 2001
         and 4,646,367 shares at December 31, 2000                                   15,098              11,616
        Additional paid-in capital                                               13,674,479          11,060,246
                                                                                 ----------          ----------
        Accumulated deficit                                                      (9,014,274)         (9,299,900)
                                                                                 ----------          ----------
          Total stockholders' equity                                              4,675,303           1,771,962
                                                                                 ----------          ----------
                                                                                 $5,011,857          $2,555,080
                                                                                 ==========          ==========

                 See accompanying notes to financial statements

                                       (2)

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                    2001                2000
                                                                                 ----------          ----------
REVENUES
  Products                                                                       $4,895,527          $3,841,387
  Licensing revenues                                                              1,250,000                  --
                                                                                 ----------          ----------
                                                                                  6,145,527           3,841,387
                                                                                 ----------          ----------
COST OF GOODS SOLD                                                                2,590,847           1,767,069
                                                                                 ----------          ----------
GROSS PROFIT                                                                      3,554,680           2,074,318

OPERATING EXPENSES:
  Selling, general and administrative                                             3,065,336           3,137,660
  Research and development                                                          106,085             222,728
  Depreciation                                                                       43,578              41,123
  Provision for replacement of product                                                   --            (115,573)
                                                                                 ----------          ----------
                                                                                  3,214,999           3,285,938
                                                                                 ----------          ----------
NET OPERATING INCOME(LOSS)                                                          339,681          (1,211,620)
                                                                                 ----------          ----------
OTHER INCOME(EXPENSE)
  Interest income                                                                    39,422              47,977
  Interest expense                                                                  (93,477)                 --
                                                                                 ----------          ----------
                                                                                    (54,055)             47,977
                                                                                 ----------          ----------
INCOME(LOSS) BEFORE INCOME TAXES                                                    285,626          (1,163,643)

PROVISION (BENEFIT) FOR INCOME TAXES                                                     --            (206,078)
                                                                                 ----------          ----------
NET INCOME(LOSS)                                                                 $  285,626          $ (957,565)
                                                                                 ==========          ==========
BASIC NET INCOME (LOSS) PER SHARE OF COMMON STOCK                                $     0.05          $    (0.21)
                                                                                 ==========          ==========
DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK                              $     0.04          $    (0.21)
                                                                                 ==========          ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                                           5,467,742           4,592,517
                                                                                 ==========          ==========
  Diluted                                                                         6,477,640           4,831,116
                                                                                 ==========          ==========

                 See accompanying notes to financial statements

                                       (3)

                        PACIFICHEALTH LABORATORIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                              Paid-in
                                                          Common           Stockholders'       Accumulated             Total
                                                           Stock              Capital            Deficit              Equity
                                                          -------           -----------       -----------           ----------
Balance, January 1, 2000                                  $11,386           $10,803,085       $(8,342,335)          $2,472,136

Common stock issued                                           230               159,770                                160,000

Non-employee stock options                                                       55,180                                 55,180

Issuance of stock warrants                                                       42,211                                 42,211

Net loss for the year ended
   December 31, 2000                                                                             (957,565)            (957,565)
                                                          -------           -----------       -----------           ----------
Balance, December 31, 2000                                 11,616            11,060,246        (9,299,900)           1,771,962

Common stock issued                                         3,482             2,191,591                              2,195,073

Re-pricing of employee stock options                                            217,075                                217,075

Non-employee stock options                                                      105,525                                105,525

Issuance of stock warrants                                                      100,042                                100,042

Net income for the year ended
   December 31, 2001                                                                              285,626              285,626
                                                          -------           -----------       -----------           ----------
Balance, December 31, 2001                                $15,098           $13,674,479       $(9,014,274)          $4,675,303
                                                          =======           ===========       ===========           ==========

                 See accompanying notes to financial statements

                                      (4)

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                    2001                2000
                                                                                 ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $  285,626          $ (957,565)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Noncash items included in net income (loss):
     Depreciation                                                                    43,578              40,195
     Fair value of nonemployee stock options and warrants                           422,642              97,391
   Changes in assets and liabilities:
     Decrease in accounts receivable                                                248,769              97,442
     Increase in prepaid expenses                                                    (2,612)            (73,161)
     Increase in inventory                                                         (981,579)         (1,267,266)
     Increase in deposits                                                           (54,331)            (50,000)
     Increase (decrease) in accounts payable and accrued expenses                  (443,871)            524,316
     Decrease in reserve for product replacement                                         --            (161,062)
                                                                                 ----------          ----------
        Net cash used in operating activities                                      (481,778)         (1,749,710)
                                                                                 ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                (32,246)            (29,900)
                                                                                 ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                        1,500,000                  --
  Common stock options exercised                                                    695,073             160,000
  Proceeds of note payable                                                           70,577              47,741
  Repayment of note payable                                                         (73,270)                 --
                                                                                 ----------          ----------
        Net cash provided by financing activities                                 2,192,380             207,741
                                                                                 ----------          ----------
        Net increase (decrease) in cash and cash equivalents                      1,678,356          (1,571,869)

CASH AND CASH EQUIVALENTS, BEGINNING                                                170,491           1,742,360

CASH AND CASH EQUIVALENTS, ENDING                                                $1,848,847          $  170,491
                                                                                 ----------          ----------
Supplemental disclosure of cash flow information of cash paid:
  Interest                                                                       $    7,377          $       --
                                                                                 ==========          ==========


                 See accompanying notes to financial statements

                                       (5)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1   BUSINESS

         PacificHealth Laboratories, Inc. (the Company) was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration in compliance with current regulatory guidelines. The Company's first product, ENDUROX(R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, the Company introduced ENDUROX(R)R(4)(TM) Performance/Recovery Drink, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. During 2000 the Company introduced a new product, SATIETROL(R), an appetite control product which is based on the use of nutritional ingredients to stimulate cholecystokinin (CCK), a protein released after eating which has shown to be an important satiety signal in humans. This product competes in the market for weight loss and weight control products. In June 2001 the Company introduced ACCELERADE(R) Sports Drink which uses the same patented technology as ENDUROX R(4) to improve endurance during exercise.

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

         Revenue recognition


         Revenue from product sales is recognized upon shipment to customers, title passing and all obligations of the Company have been satisfied. Standard sales contracts do not provide for product returns, rebates, discounts or other adjustments. Occasional customer contracts, while unusual, provide for contractual discounts, rebates, return allowances and other adjustments. A provision for these adjustments is made in the same period the related sales are recorded. These provisions have historically been insignificant. Except for the occasional contractual adjustments, and product recalls or discontinuances discussed in the next sentence, the Company generally does not accept product returns or make other adjustments. When the Company recalls or discontinues a product, subsequent to the initial sale, an allowance is provided when the recall or discontinuance becomes known.

         Consigned sales are not recorded until the product is re-sold and payment received. There were no outstanding consigned sales at December 31, 2001 or 2000.


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

NOTE 5   PROPERTY AND EQUIPMENT

                                                                                 2001                      2000
                                                                                 ----                      ----
                  Furniture and equipment                                       $221,323                  $200,553
                  Molds and dies                                                  81,850                    70,375
                                                                                --------                  --------
                                                                                 303,173                   270,928

                  Less: accumulated depreciation                                 240,464                   196,885
                                                                                --------                  --------

                                                                                $ 62,709                  $ 74,043
                                                                                ========                  ========

NOTE 6   LONG-TERM DEBT:

                                                                                 2001                      2000
                                                                                 ----                      ----
                  Installment note payable to insurance finance company due in monthly installments of $4,784, including interest at 7.5%
                  through September 2002                                        $ 45,048                 $ 47,741

                  Less: current portion                                           45,048                   47,741
                                                                                --------                 --------

                  Long-term debt                                                $      0                 $      0
                                                                                ========                 ========

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

         Stock option transactions for employees during 2001 and 2000 were as follows:



                                                                              Exercise Price       Weighted Average
                                                 Option         Vested              Per         Exercise Price Per Share
                                                 Shares         Shares         Common Share          Outstanding
                                                 ------         ------        --------------    ------------------------
                Balance, December 31, 1999     1,772,000      1,126,667       $1.625 - $6.00             $3.58

                Granted/vested during the year   312,500        831,167       $2.25  - $3.25             $2.51
                Exercised during the year        (90,000)       (90,000)      $1.625 - $4.00             $3.60
                Expired during the year         (300,000)      (300,000)      $2.00                      $2.00
                Cancelled during the year       (136,000)       (49,334)      $1.625 - $3.75             $1.97
                                               ---------      ---------

                Balance, December 31, 2000     1,558,500      1,518,500       $1.75  - $6.00             $3.81

                Granted/vested during the year   971,500        455,000       $0.313 - $3.30             $0.79
                Exercised during the year       (625,000)      (625,000)      $0.313 - $2.25             $0.74
                Expired during the year         (227,500)      (227,500)      $2.25  - $3.75             $3.73
                Cancelled during the year       (190,000)      (190,000)      $3.75                      $3.75
                                               ---------      ---------

                Balance, December 31, 2001     1,487,500        931,000       $0.313 - $4.75             $1.49
                                               =========      =========

         Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2001 is as follows:

                                               Employee Options Outstanding
                                     ----------------------------------------------------
                   Range of          Number Outstanding        Weighted Average Remaining           Weighted Average
                Exercise Prices         at 12/31/01                Contractual Life                  Exercise Price
                ---------------      ------------------        --------------------------           ----------------
                  $0.00-$2.00              914,000                     4.17 years                        $0.83
                  $2.01-$4.00              561,000                     3.06 years                        $2.49
                  $4.01-$6.30               12,500                     4.75 years                        $4.42

                                      (12)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9   STOCK OPTIONS

                                           Employee Options Exercisable
                     ----------------------------------------------------------------------------
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

         Stock option transactions for non-employees during 2001 and 2000 were as follows:



                                                                              Exercise Price       Weighted Average
                                                 Option         Vested              Per         Exercise Price Per Share
                                                 Shares         Shares         Common Share          Outstanding
                                                 ------         ------        --------------    ------------------------
                Balance, December 31, 1999       205,700        166,200       $1.25  - $6.00             $3.37

                Granted/vested during the year   100,500         50,000       $2.00  - $3.50             $2.25
                Exercised during the year         (2,000)        (2,000)      $2.1875                    $2.19
                Expired during the year                0              0       N/A                        N/A
                Cancelled during the year              0              0       N/A                        N/A
                                                 -------        -------

                Balance, December 31, 2000       304,200        214,200       $1.25  - $6.00             $3.02

                Granted/vested during the year   171,000        114,000       $0.313 - $6.30             $1.59
                Exercised during the year        (16,125)       (16,125)      $0.781 - $2.25             $2.01
                Expired during the year          (61,000)       (61,000)      $3.75  - $4.75             $4.00
                Cancelled during the year         (5,000)        (5,000)      $3.75                      $3.75
                                                 -------        -------

                Balance, December 31, 2001       393,075        246,075       $0.313-$6.30               $2.11
                                                 =======        =======

         Information with respect to non-employee stock options outstanding and non-employee stock options exercisable at December 31, 2001 is as follows:

                                                  Non-Employee Options Outstanding
                                     ----------------------------------------------------
                   Range of          Number Outstanding        Weighted Average Remaining           Weighted Average
                Exercise Prices         at 12/31/01                Contractual Life                  Exercise Price
                ---------------      ------------------        --------------------------           ----------------
                  $0.00-$2.00              202,500                     3.70 years                        $1.03
                  $2.01-$4.00              133,375                     2.97 years                        $2.37
                  $4.01-$6.30               57,200                     1.19 years                        $5.30

                                      (13)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9   STOCK OPTIONS

                                           Non-Employee Options Exercisable
                     ----------------------------------------------------------------------------
                        Range of                Number Outstanding               Weighted Average
                     Exercise Prices              at 12/31/01                     Exercise Price
                     ---------------            ------------------               ----------------
                        $0.00-$2.00                    92,000                        $1.28
                        $2.01-$4.00                   103,375                        $2.42
                        $4.01-$6.30                    50,700                        $5.30

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


         Effective January 1, 2001, the Company re-priced 475,000 options of an employee from $6.00 to $0.313 per share. All other terms of the options remained the same. The options were subsequently exercised during 2001. As a result of re-pricing employee options during 2001 an expense was recognized by the Company amounting to $217,075.


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

NOTE 10  WARRANTS

         Stock warrant transactions during 2001 and 2000 were as follows:



                                                                              Exercise Price       Weighted Average
                                                Warrant         Vested              Per           Exercise Price Per
                                                 Shares         Shares         Common Share       Outstanding Share
                                                 ------         ------        --------------    ----------------------
Share

                Balance, January 1, 2000         375,500        375,500         $3.75  - $8.70             $5.52

                Granted/vested during the year    22,000         22,000         $3.438                     $3.438
                Expired during the year         (127,750)      (127,750)        $3.75  - $6.25             $4.02
                                               ----------     ----------

                Balance, December 31, 2000       269,750        269,750         $3.438 - $8.70             $6.06

                Granted/vested during the year   300,000        300,000         $0.875                     $0.875
                Exercised during the year       (210,000)      (210,000)        $0.875 - $3.75             $1.01
                Expired during the year          (60,875)       (60,875)        $3.75  - $6.25             $4.32
                                              -----------    -----------

                Balance, December 31, 2001       298,875        298,875         $0.875 - $8.70             $4.75
                                               =========      =========


         The total expense recognized by the Company for these non-employee warrants for 2001 and 2000 was $100,042 and $42,211, respectively.

NOTE 11  INCOME TAXES

         The income tax provision (benefit) consists of the following:

                                                                2001                 2000
                                                                ----                 ----
                   Current:
                      Federal                                $        0            $       0
                      State                                           0             (206,078)
                                                             ----------            ---------

                                                                      0             (206,078)
                                                             ----------            ---------
                   Deferred:
                      Federal                                $        0           $        0
                      State                                           0                    0
                                                             ----------           ----------

                                                             $        0           $        0
                                                             ==========           ==========

                                      (15)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 11  INCOME TAXES

         The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory rate of 35% to the earnings before income taxes and comparing that to the recorded income tax provisions:

                                                                  2001                      2000
                                                        ------------------------   ------------------------
                                                          Amount      Percentage     Amount      Percentage
                  U.S. federal income tax provision
                   (benefit) at federal statutory rate  $   99,969         35%     $(407,275)       (35)%
                  State tax, net of federal tax effect      28,755         10        (33,725)        (3)
                  Benefit of sale of state net
                   operating losses                             --         --       (206,078)       (18)
                  Non-deductible options and warrants       71,948         25         34,000          3
                  Change in valuation allowance           (200,000)       (70)       407,000         35
                  Other                                       (672)        --             --         --
                                                        ----------       ----      ---------       ----

                                                        $        0          0%     $(206,078)       (18)%
                                                        ==========       ====      =========       ====


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

NOTE 13  SIGNIFICANT CUSTOMERS


         For the year ended December 31, 2001, the Company had sales to two customers that accounted for approximately 49% of total product sales. Product sales to General Nutrition Centers and Performance, Inc. were approximately $1,800,000 and $575,000, respectively. Accounts receivable outstanding related to these customers at December 31, 2001 were $66,261, which amounted to 34% of total receivables.

         For the year ended December 31, 2000, the Company had product sales from General Nutrition Centers that accounted for approximately $1,700,000 or 44% of total product sales. Accounts receivable outstanding related to these customers at December 31, 2000 were $316,663, which amounted to 72% of total receivables.


                                      (17)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 14  SEGMENT AND RELATED INFORMATION

         In fiscal 2001 and 2000, the Company has one reportable segment: dietary and nutritional supplements.

         The following table presents revenues by region:

                                                                           2001                 2000
                                                                           ----                 ----

                           United States                                 $4,790,991          $3,774,455
                           Canada                                          $104,536             $66,932


         Revenues by product line are as follows:

                                                  Sports              Weight
                                               Performance             Loss            Licensing             Total
                                               -----------          ----------        ----------          ----------
                           2001                 $3,578,189          $1,317,338        $1,250,000          $6,145,527
                           2000                 $2,212,590          $1,628,797        $        0          $3,841,387


         Sales revenues reported for the years ended December 31, 2001 and December 31, 2000 are net of credits of $451,137 and $97,618, respectively, for the return of certain products. Returns in 2001 consisted of SATIETROL returned from our largest customer who discontinued selling the product. These sales were principally recorded in the second quarter of 2001 with the credit recorded in the fourth quarter. There was no legal requirement for the Company to accept these credits and returns and were not anticipated at time of sale. These credits and returns were allowed to enhance ongoing customer relations with that customer. Returns in 2000 consisted of two products in which marketing was discontinued.


NOTE 15  FIRST QUARTER 2001 ADJUSTMENT


         In connection with the preparation of the December 31, 2001 annual financial statements, the Company discovered that variable stock options should have been expensed in the first quarter of the year ended December 31, 2001. Accordingly, a $217,075 expense was recorded for those options.

         The effect of this restatement for the quarter ended March 31, 2001 is as follows:

                                                                     As Previously
                                                                       Reported                    As Restated
                                                                     -------------                 -----------
              Balance Sheet:
                  Stockholders equity:
                    Common stock and additional paid in
                      capital                                        $11,089,019                   $11,306,094
                    Accumulated deficit                              $(9,577,234)                  $(9,794,309)


                                      (18)

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 15  FIRST QUARTER 2001 ADJUSTMENT

Statement of Operations:
                  Selling, general and administrative
                    expense                                         $ 539,905                     $ 756,980
                  Net loss                                          $(277,334)                    $(494,409)
                  Basic loss per share                              $    (.06)                    $    (.11)
                  Diluted loss per share                            $    (.06)                    $    (.11)



                                      (19)