Form 10QSB
period 2002-03-31
PACIFICHEALTH LABORATORIES INC
filed 2002-05-14
CIK 1000278

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           ----------------------------------------------------------

                                  FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                      -OR-

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from____________to_____________

                          Commission File No. 333-36379


                        PACIFICHEALTH LABORATORIES, INC.
                ------------------------------------------------
               (Exact name of issuer as specified in its charter)

           DELAWARE                                        22-3367588
-------------------------------                    ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                     Identification Number)

 1480 Route 9 North, Suite 204
    Woodbridge, NJ                                           07095
-------------------------------                    ----------------------
(Address of principal executive offices)                  (Zip Code)


 Registrant's telephone number, including area code:  (732) 636-6141
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

At May 12, 2002, there were 6,064,203 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                                TABLE OF CONTENTS

                        ---------------------------------


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

         Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001.............    3

         Statements of Operations (Unaudited) for the three months ended
                  March 31, 2002 and March 31, 2001........................................    4

         Statements of Cash Flows (Unaudited) for the three months ended
                  March 31, 2002 and March 31, 2001........................................    5

         Notes to Financial Statements.....................................................    6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS..................................    8

PART II.  OTHER INFORMATION

     ITEM 2.   Changes in Securities and Use of Proceeds...................................   10

     ITEM 6.   Exhibits and Reports........................................................   10


SIGNATURES.............................................................................. ..   11





                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS


                                                                 March 31,          December 31,
                                                                   2002                 2001
                                                               (Unaudited)           (Audited)
                                                              ------------          ------------
Current assets:
   Cash and cash equivalents                                  $  1,220,663          $  1,848,847
   Accounts receivable, net                                        719,222               192,628
   Inventories                                                   2,623,048             2,634,272
   Prepaid expenses                                                239,634               165,079
                                                              ------------          ------------
     Total current assets                                        4,802,567             4,840,826
Property and equipment, net                                         58,927                62,709
   Deposits                                                        108,322               108,322
                                                              ------------          ------------
        Total assets                                          $  4,969,816          $  5,011,857
                                                              ============          ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                              $     28,084          $     45,048
   Accounts payable and accrued expenses                           509,014               291,506
                                                              ------------          ------------
        Total current  liabilities                                 537,098               336,554
                                                              ------------          ------------

Stockholders' equity:

Common stock, $.0025 par value; authorized 50,000,000
  shares; issued and outstanding 6,039,203 shares at
   March 31, 2002 and December 31, 2001                             15,098                15,098

   Additional paid-in capital                                   13,683,219            13,674,479
   Accumulated deficit                                          (9,265,599)           (9,014,274)
                                                              ------------          ------------
                                                                 4,432,718             4,675,303
                                                              ------------          ------------

          Total liabilities and stockholders' equity          $  4,969,816          $  5,011,857
                                                              ============          ============


                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                  (UNAUDITED)

                                                            2002           2001
                                                        -----------    -----------
Revenues:
   Product sales                                        $ 1,156,930    $   610,079
   Licensing revenues                                          --             --
                                                        -----------    -----------
                              Total Revenues              1,156,930        610,079



Cost of goods sold:                                         563,739        314,547
                                                        -----------    -----------

Gross Profit                                                593,191        295,532

Selling, general and administrative expenses (NOTE 6)       817,595        756,980
Research & development                                       22,838         21,763
Depreciation expense                                          9,214         11,561
                                                        -----------    -----------
                                                            849,647        790,304
                                                        -----------    -----------

Net operating loss                                         (256,456)      (494,772)
                                                        -----------    -----------
Other income (expense)
   Interest income                                            5,856          1,465
   Interest expense                                            (725)        (1,102)
                                                        -----------    -----------
                                                              5,131            363
                                                        -----------    -----------
Loss before income taxes                                   (251,325)      (494,409)

Provision (benefit) for income taxes                           --             --
                                                        -----------    -----------
Net loss (NOTE 6)                                       $  (251,325)   $  (494,409)
                                                        ===========    ===========

Basic and diluted loss per share (NOTE 6)               $     (0.04)   $     (0.11)
                                                        ===========    ===========
Weighted average common shares - Basic                    6,039,203      4,646,367
                                                        ===========    ===========

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                  (UNAUDITED)


                                                                        2002                 2001
                                                                   -------------          -----------
Cash flows from operating activities:

   Net loss                                                             (251,325)            (494,409)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation                                                       9,214               11,561
        Intrinsic value of stock options granted (NOTE 6)                  8,740              245,847
     Changes in assets and liabilities:
        Decrease (Increase) in accounts receivable                      (526,594)              56,023
        Decrease (Increase) in prepaid expenses                          (74,555)              25,080
        Decrease (Increase) in inventories                                11,224              203,126
        Increase (Decrease) in accounts payable/accrued expenses         217,508             (156,644)
                                                                   -------------          -----------
Net cash used in operating activities                                   (605,788)            (109,416)
                                                                   -------------          -----------



Cash flows from investing activity:

     Purchase of fixed assets                                             (5,432)              (2,500)
                                                                   -------------          -----------
Net cash used in investing activity                                       (5,432)              (2,500)
                                                                   -------------          -----------
Cash flows from financing activity:

     Repayment of notes payable                                          (16,964)             (15,505)
                                                                   -------------          -----------
Net cash used in financing activity                                      (16,964)             (15,505)
                                                                   -------------          -----------

Net decrease in cash                                                    (628,184)            (127,421)

Cash, beginning balance                                                1,848,847              170,491
                                                                   -------------          -----------
Cash, ending balance                                               $   1,220,663          $    43,070
                                                                   =============          ===========


                        PACIFICHEALTH LABORATORIES, INC.
                          NOTE TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

2. INVENTORIES

        As of March 31, 2002 and December 31, 2001, inventories consist of the following:

                                               2002           2001
                                           -----------    -----------

                Raw Materials              $   350,799    $   283,140
                Work-in-process                 68,487           --
                Finished goods               2,207,067      2,354,437
                Reserve for obsolescence        (3,305)        (3,305)
                                           -----------    -----------
                                           $ 2,623,048    $ 2,634,272
                                           ===========    ===========

3. STOCK BASED COMPENSATION

      The Company granted 3,000 Incentive Stock Options (ISOs) to employees during the first three months of 2002 with an exercise price of $3.77. 1,500 of these options vest during the first quarter 2003 and 1,500 of these options vest during the first quarter 2004. The exercise price for all 3,000 options was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized. See NOTE 6.

      The Company did not grant any stock options to consultants during the first three months of 2002.

4. INCOME TAXES

      The Company has approximately $8,700,000 in Federal net operating loss carryovers that were generated through March 31, 2002 and are available to offset future taxable income in calendar years 2002 through 2030.

      The components of the Company's deferred tax assets as of March 31, 2002 and December 31, 2001 are as follows:

                                                   2002              2001
                                               -----------       -----------

      Net operating loss carry forwards        $ 3,140,000       $ 3,035,000
      Valuation allowance                       (3,140,000)       (3,035,000)
                                               -----------       -----------
      Deferred tax asset                       $         -       $         -

5. LICENSING AGREEMENT

      On June 1, 2001, the Company entered into an exclusive license agreement with GlaxoSmithKline ("GSK"), one of the world's largest pharmaceutical companies, for SATIETROL, the Company's appetite control product. The agreement provides GSK with worldwide rights to the trademarks, technology, patents, and know how for SATIETROL for the duration of the patents which expires in 2017. Under the agreement, PHLI received an initial payment of $1,000,000, has received a subsequent milestone payment of $250,000, will receive additional milestone payments provided GSK meets certain development goals, and will receive ongoing product royalties upon launch of the product by GSK. The agreement does not set a specific time by which GSK must launch the product, but does set a specific time for launch after GSK has met some of the intermediate milestones. GSK is permitted to terminate the license agreement at any time for any reason, provided that it pays all milestone payments earned prior to termination. In this event, all rights to the product will revert to the Company. The license agreement grants GSK a right of first refusal to obtain an exclusive license on any new product developments in appetite suppression, weight loss, weight management, or meal replacement for weight loss. The right of first refusal only applies if the Company intends to use a third party to further develop or commercialize the new product, and not if the Company will commercialize the product itself. The right of first refusal will lapse if the Company undergoes a change in control. The Company can continue to sell the SATIETROL line of products until GSK launches their SATIETROL product. At that time, the Company can continue to market the powdered meal replacement product, currently sold under the name SATIETROL COMPLETE(R), without using the SATIETROL name, in the current health food store channels of distribution. GSK will be responsible for future manufacturing, marketing, and sales upon launch by GSK of any products it launches. GSK also purchased approximately 9% of PHLI's common stock for $1.5 million under a contemporaneous stock purchase agreement. As of March 31, 2002, the Company has received an aggregate $2,750,000 from GSK from the combined licensing and stock purchase agreements.

6. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

      The Company granted options to our Chief Executive Officer under his 1998 Employment Agreement to purchase up to 475,000 shares of our common stock at $6.00 per share. In connection with our CEO's 2001 Employment Agreement (the "Agreement"), the Company re-priced the exercise price of those options to $0.313 per share, which was the then market price of our common stock on the date of the Agreement. At the time of the execution of the Agreement such options were fully vested and had a fair value of $217,075. The options were fully exercised early in the second quarter of 2001.

      The Company did not record a charge to operations until the fourth quarter of 2001. The Company determined that the transaction should have been recorded in the first quarter of 2001 and, as such, is restating the financial statements for the quarter ended March 31, 2001 with the filing of this Form 10-QSB. The effect of this restatement was to increase selling, general, and administrative expenses and net loss by $217,075. Net loss per share increased from ($0.06) to ($0.11).

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

         On June 1, 2001, the Company entered into an exclusive license agreement with GSK, one of the world's largest pharmaceutical companies, for SATIETROL, the Company's appetite control product. The agreement provides GSK with worldwide rights to the trademarks, technology, patents, and know how for SATIETROL for the duration of the patents which expires in 2017. Under the agreement, PHLI received an initial payment of $1,000,000, has received a subsequent milestone payment of $250,000, will receive additional milestone payments provided GSK meets certain development goals, and will receive ongoing product royalties upon launch of the product by GSK. The agreement does not set a specific time by which GSK must launch the product, but does set a specific time for launch after GSK has met some of the intermediate milestones. GSK is permitted to terminate the license agreement at any time for any reason, provided that it pays all milestone payments earned prior to termination. In this event, all rights to the product will revert to the Company. The license agreement grants GSK a right of first refusal to obtain an exclusive license on any new product developments in appetite suppression, weight loss, weight management, or meal replacement for weight loss. The right of first refusal only applies if the Company intends to use a third party to further develop or commercialize the new product, and not if the Company will commercialize the product itself. The right of first refusal will lapse if the Company undergoes a change in control. The Company can continue to sell the SATIETROL line of products until GSK launches their SATIETROL product. At that time, the Company can continue to market the powdered meal replacement product, currently sold under the name SATIETROL COMPLETE(R), without using the SATIETROL name, in the current health food store channels of distribution. GSK will be responsible for future manufacturing, marketing, and sales upon launch by GSK of any products it launches. GSK also purchased approximately 9% of PHLI's common stock for $1.5 million under a contemporaneous stock purchase agreement. As of March 31, 2002, the Company has received an aggregate $2,750,000 from GSK from the combined licensing and stock purchase agreements.

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

(B) RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 VS. MARCH 31, 2001

         We recorded a net loss of ($251,325) or ($0.04) per share for the three months ended March 31, 2002 compared to a net loss of ($494,409) or ($0.11) per share for the three months ended March 31, 2001. The financial statements for the quarter ended March 31, 2001 have been restated to give effect to the re-pricing of certain stock options granted to our Chief Executive Officer under a 1998 Employment Agreement. The fair value of those re-priced options amounted to $217,075. Such amount had been originally been recorded as a charge to operations in the fourth quarter of 2001. The Company has determined that the transaction should have been recorded in the first quarter of 2001. As such, the Company has recorded a charge to operations for $217,075, which increased selling, general, and administrative expenses and net loss by $217,075. Net loss per share increased from ($0.06) to ($0.11). The reduction in the net loss for the three-month period ended March 31, 2002 vs. the same period in 2001 is due primarily to this restatement of the first quarter 2001 income statement as mentioned above.

         Revenues in the three-month period ended March 31, 2002 were $1,156,930 compared to $610,079 for the same period in 2001. Sales of our Sports Performance products, which includes ENDUROX R4 and ACCELERADE, increased 128% for the three months ended March 31, 2002 compared to the same period in 2001. ACCELERADE was launched in second quarter 2001 and did not contribute to revenues in the three-month period ending March 31, 2001.

         Gross profit margin on product sales increased to 51.3% for the three months ended March 31, 2002 compared to 48.4% for the three months ended March 31, 2001. The primary reasons for the increase in gross profit margin on product sales for the three months ended March 31, 2002 compared to the same period in 2001 were that in first quarter 2001 we offered payment discounts to customers to accelerate cash flow and we wrote off $15,565 (2.5% of sales) of SATIETROL packaging components no longer considered appropriate. We discontinued offering payment discounts in the second quarter of 2001.

         Selling, general, and administrative ("S, G, & A") expenses increased to $817,595 for the three-month period ended March 31, 2002 from $756,980 for the three-month period ended March 31, 2001. Our increased S, G, & A is due primarily to an increase in advertising expenses as we expand our advertising and marketing campaign for 2002 as well as additional salaries as we expand our marketing and sales team.

         Research and development expenses were $22,838 for the three months ended March 31, 2002 versus $21,763 for the three months ended March 31, 2001. We anticipate research and development expenses will increase as additional clinical trials are conducted on all of our products as we continue to seek out additional patents and claims for our products.

(C) LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company's current assets exceeded its current liabilities by approximately $4.3 million with a ratio of current assets to current liabilities of approximately 8.9 to 1. Cash decreased $628,184 from December 31, 2001 primarily because of our net loss for the first quarter of 2002 as well as an increase in accounts receivable from December 31, 2001 which was offset by an increase in accounts payable/accrued expenses of $217,508. Inventory levels remained relatively the same at March 31, 2002 as compared to December 31, 2001.

         At March 31, 2002, total inventory included approximately $1,150,000 of SATIETROL. On that date, the SATIETROL inventory had an average remaining shelf life of approximately 2 years. The Company is identifying additional sales outlets for this inventory, and is confident that it will be able to sell this inventory for at least its cost by the end of 2002.

         Based on our current plans and level of operations, we do not see a need for additional cash in the next twelve months.

PART II     OTHER INFORMATION

ITEM  2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

                  (a), (b) Changes in Securities:  None

                  (c) Sales of Unregistered Securities:  None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:
         None.

(B) REPORTS ON FORM 8-K:

         On April 8, 2002, the Company filed a Current Report on Form 8-K dated April 1, 2002, reporting, under Item 4, a change in our independent auditors from Larson, Allen, Weishair & Co., LLP to Richard A. Eisner & Co. to serve as the independent public accountants to audit the financial statements for the fiscal year ended December 31, 2002.

         On April 11, 2002, the Company filed a Current Report on Form 8-K dated April 1, 2002, reporting, under Item 5, the increase in size of the Board of Directors to six and the appointment of Michael Cahr to the Board of Directors. In addition, on this report was the announcement of the Annual Meeting to take place on Tuesday, June 18, 2002 at 10:00 AM local time at the Woodbridge Hilton, Iselin, NJ 08830.

         On May 3, 2002, the Company filed a Current Report on Form 8-K dated April 30, 2002, reporting, under Item 5, the increase in size of the Board of Directors to seven and the appointment of Joseph Harris to the Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PACIFICHEALTH LABORATORIES, INC.

                                   By: /S/ STEPHEN P. KUCHEN
                                       ---------------------------
                                       STEPHEN P. KUCHEN

                                       Vice President  (Principal Financial
                                       Officer and Principal
                                       Accounting Officer)

                                   Date: MAY 14, 2002