Form 10-Q
period 2002-06-30
PACIFICHEALTH LABORATORIES INC
filed 2002-08-13
CIK 1000278

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                   FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At August 12, 2002, there were 6,114,703 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]


===============================================================================

                        PACIFICHEALTH LABORATORIES, INC.

                                TABLE OF CONTENTS
                       ----------------------------------


PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001................. 3

          Statements of Operations (Unaudited) for the three and six months ended
            June 30, 2002 and June 30, 2001.................................................... 4

          Statements of Cash Flows (Unaudited) for the six months ended
            June 30, 2002 and June 30, 2001.................................................... 5

          Notes to Financial Statements........................................................ 6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS................................................ 8

PART II.  OTHER INFORMATION

  ITEM 2. Changes in Securities and Use of Proceeds............................................11

  ITEM 4. Submission of Matters to a Vote of Security Holders..................................11

  ITEM 6. Exhibits and Reports.................................................................12


SIGNATURES.....................................................................................12

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                  June 30,          December 31,
                                                                    2002               2001
                                                                 (Unaudited)         (Audited)
                                                                ------------        ------------
Current assets:
   Cash and cash equivalents                                    $  1,121,509        $  1,848,847
   Accounts receivable, net                                          798,117             192,628
   Inventories                                                     2,858,009           2,634,272
   Prepaid expenses                                                  270,780             165,079
                                                                ------------        ------------
        Total current assets                                       5,048,415           4,840,826

Property and equipment, net                                           59,081              62,709


Other assets:
   Deposits                                                          108,322             108,322
                                                                ------------        ------------

        Total assets                                            $  5,215,818        $  5,011,857
                                                                ============        ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                $     56,635        $     45,048
   Accounts payable and accrued expenses                             637,030             291,506
                                                                ------------        ------------
        Total current liabilities                                    693,665             336,554
                                                                ------------        ------------


Stockholders' equity:
   Common stock, $.0025 par value; authorized
      50,000,000 shares; issued and outstanding:
      6,104,703 shares at June 30, 2002 and
      6,039,203 shares at December 31, 2001                           15,262              15,098
   Additional paid-in capital                                     13,817,015          13,674,479
   Accumulated deficit                                            (9,310,124)         (9,014,274)
                                                                ------------        ------------
                                                                   4,522,153           4,675,303
                                                                ------------        ------------

        Total liabilities and stockholders' equity              $  5,215,818        $  5,011,857
                                                                ============        ============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)


                                                           Three Months                           Six Months
                                                           Ended June 30,                        Ended June 30,
                                                   ------------------------------        ------------------------------
                                                      2002               2001                2002               2001
                                                   -----------        -----------        -----------        -----------
Revenues:
   Product sales                                   $ 1,818,096        $ 2,861,613        $ 2,975,026        $ 3,471,692
   Licensing revenues                                        -          1,000,000                  -          1,000,000
                                                   -----------        -----------        -----------        -----------
        Total Revenues                               1,818,096          3,861,613          2,975,026          4,471,692

Cost of goods sold                                     807,185          1,416,723          1,370,924          1,731,270
                                                   -----------        -----------        -----------        -----------


Gross Profit                                         1,010,911          2,444,890          1,604,102          2,740,422

Selling, general and administrative expenses         1,024,723            844,706          1,842,317          1,601,686
Research & development                                  24,523             29,080             47,360             50,843
Depreciation expense                                     9,359             10,863             18,574             22,424
                                                   -----------        -----------        -----------        -----------
                                                     1,058,605            884,649          1,908,251          1,674,953
                                                   -----------        -----------        -----------        -----------

Net operating income (loss)                            (47,694)         1,560,241           (304,149)         1,065,469

Other income (expense):
   Interest income                                       4,086              7,110              9,941              8,576
   Interest expense                                       (918)           (91,423)            (1,642)           (92,526)
                                                   -----------        -----------        -----------        -----------
                                                         3,168            (84,313)             8,299            (83,950)
                                                   -----------        -----------        -----------        -----------

Income (loss) before income taxes                      (44,526)         1,475,928           (295,850)           981,519

Provision for income taxes                                   -                  -                  -                  -
                                                   -----------        -----------        -----------        -----------

Net income (loss)                                  $   (44,526)       $ 1,475,928        $  (295,850)       $   981,519
                                                   ===========        ===========        ===========        ===========

Basic income (loss) per share                      $     (0.01)       $      0.28        $     (0.05)       $      0.20
                                                   ===========        ===========        ===========        ===========

Diluted income (loss) per share                    $     (0.01)       $      0.24        $     (0.05)       $      0.19
                                                   ===========        ===========        ===========        ===========

Weighted average common shares:
   Basic                                             6,061,302          5,280,754          6,050,313          4,965,313
                                                   ===========        ===========        ===========        ===========
   Diluted                                           7,313,680          6,065,316          7,221,871          5,182,198
                                                   ===========        ===========        ===========        ===========

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

                                                                             2002              2001
                                                                         -----------        -----------
Cash flows from operating activities:
   Net income (loss)                                                     $  (295,850)       $   981,519
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
        Depreciation                                                          18,574             22,424
        Intrinsic value of stock options granted                              15,950            376,445
   Changes in assets and liabilities:
        (Increase) / Decrease in accounts receivable                        (605,489)        (1,426,377)
        (Increase) / Decrease in inventories                                (223,737)           453,454
        (Increase) / Decrease in prepaid expenses                           (105,701)            14,808
        Increase in other assets                                                   -           (247,378)
        Increase / (Decrease) in accounts payable/accrued expenses           345,524           (187,394)
                                                                         -----------        -----------
Net cash used in operating activities                                       (850,729)           (12,499)
                                                                         -----------        -----------



Cash flows from investing activities:
        Purchase of fixed assets                                             (14,946)            (8,500)
                                                                         -----------        -----------
Net cash used in investing activities                                        (14,946)            (8,500)
                                                                         -----------        -----------

Cash flows from financing activities:
        Issuance of notes payable                                             52,700                  -
        Repayments of notes payable                                          (41,113)            (8,801)
        Common stock issued                                                        -          1,500,000
        Common stock options/warrants exercised                              126,750            292,110
                                                                         -----------        -----------
Net cash provided by financing activities                                    138,337          1,783,309
                                                                         -----------        -----------

Net increase (decrease) in cash                                             (727,338)         1,762,310

Cash, beginning balance                                                    1,848,847            170,491
                                                                         -----------        -----------

Cash, ending balance                                                     $ 1,121,509        $ 1,932,801
                                                                         ===========        ===========

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)


1. Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. Certain amounts included in selling, general, and administrative expenses have been reclassified to interest expense for the three- and six- months ended June 30, 2001.

2. Inventories

      As of June 30, 2002 and December 31, 2001, inventories consist of the following:

                                         2002               2001
                                         ----               ----
      Raw Materials                  $   336,996        $   283,140
      Work-in-process                          -                  -
      Finished goods                   2,524,226          2,354,437
      Reserve for obsolescence            (3,213)            (3,305)
                                     -----------        -----------

                                     $ 2,858,009        $ 2,634,272
                                     ===========        ===========

3. Stock Based Compensation

      The Company granted 56,500 Incentive Stock Options (ISOs) to employees during the first six months of 2002. 20,000 options vested upon grant with exercise prices ranging from $4.50 per share to $4.88 per share, 35,000 vest during the first six months of 2003 with exercise prices ranging from $3.77 per share to $3.80 per share, and 1,500 vest during the first six months of 2004 with an exercise price of $3.77 per share. The exercise price for all 56,500 options was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized. See NOTE 6.

      The Company also granted 500 stock options to consultants during the first six months of 2002. All 500 options vested upon grant with an exercise price of $3.80 per share. These options were determined to have a value of $815 for the six months ended June 30, 2002. This amount was charged to operations in the six months ended June 30, 2002 and added to paid-in capital in accordance with SFAS 123. Also, 15,700 options and 56,875 warrants issued to consultants expired during the first six months of 2002.

4. Income Taxes

      The Company has approximately $8,750,000 in Federal net operating loss carryovers that were generated through June 30, 2002 and are available to offset future taxable income in calendar years 2002 through 2030.

      The components of the Company's deferred tax assets as of June 30, 2002 and December 31, 2001 are as follows:

                                                  2002              2001
                                                  ----              ----

      Net operating loss carry forwards       $ 3,160,000        $ 3,035,000
      Valuation allowance                      (3,160,000)        (3,035,000)
                                              -----------        -----------

      Deferred tax asset                    $           -        $         -


5. Licensing Agreement

      On June 1, 2001, the Company entered into an exclusive license agreement with GlaxoSmithKline ("GSK"), one of the world's largest pharmaceutical companies, for SATIETROL, the Company's appetite control product. The agreement provides GSK with worldwide rights to the trademarks, technology, patents, and know how for SATIETROL for the duration of the patents which expires in 2017. Under the agreement, PHLI received an initial payment of $1,000,000, has received a subsequent milestone payment of $250,000, will receive additional milestone payments provided GSK meets certain development goals, and will receive ongoing product royalties upon launch of the product by GSK. The agreement does not set a specific time by which GSK must launch the product, but does set a specific time for launch after GSK has met some of the intermediate milestones. GSK is permitted to terminate the license agreement at any time for any reason, provided that it pays all milestone payments earned prior to termination. In this event, all rights to the product will revert to the Company. The license agreement grants GSK a right of first refusal to obtain an exclusive license on any new product developments in appetite suppression, weight loss, weight management, or meal replacement for weight loss. The right of first refusal only applies if the Company intends to use a third party to further develop or commercialize the new product, and does not apply if the Company will commercialize the product itself. The right of first refusal will lapse if the Company undergoes a change in control. The Company can continue to sell the SATIETROL line of products until GSK launches their SATIETROL product. At that time, the Company can continue to market the powdered meal replacement product, currently sold under the name SATIETROL COMPLETE(R), without using the SATIETROL name, in the current health food store channels of distribution. GSK will be responsible for future manufacturing, marketing, and sales of any products it launches. GSK also purchased approximately 9% of PHLI's common stock for $1.5 million under a contemporaneous stock purchase agreement. As of June 30, 2002, the Company has received an aggregate $2,750,000 from GSK from the combined licensing and stock purchase agreements. The Company expects to hear from GSK in the 3rd quarter of 2002 as to whether GSK will continue with the license agreement.

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

      The Company did not record a charge to operations until the fourth quarter of 2001. The Company determined that the transaction should have been recorded in the first quarter of 2001 and as such, restated the financial statements for the first quarter of 2001. In addition, the financial statements for the six months ended June 30, 2001 are hereby being restated to incorporate the impact of the first quarter restatement with the filing of this Form 10-QSB. The effect of this restatement was to increase selling, general, and administrative expenses and net loss by $217,075 for the three months ended March 31, 2001. Net income per share for the six months ended June 30, 2001 decreased from $0.23 to $0.19 on a fully diluted basis.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This discussion may contain "forward-looking statements". Forward-looking statements reflect the Company's current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. These statements can be identified by introductory words such as "expects", "plans", "will", "estimates", "forecasts", "projects" or words of similar meaning and by the fact they do not relate strictly to historical or current facts. Forward-looking statements frequently are used in discussing new products and their potential. Many factors may cause actual results to differ from forward-looking statements, including inaccurate assumptions and a broad variety of risks and uncertainties, some of which are known, such as general economic conditions, consumer product acceptance, and competitive products, and others which are not known. No forward-looking statements are a guarantee of future results or events, and one should avoid placing undue reliance on such statements.

(a) Introduction

         The Company was incorporated in April 1995 as a nutrition technology company that researches, develops, and commercializes functionally unique proprietary products for sports performance, weight loss, and Type 2 diabetes.

         Sports Performance
         ------------------
         Our first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, we introduced ENDUROX(R)R(4)(R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R(4) has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R(4). Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. We are currently formulating and developing a ready-to-drink version of ACCELERADE Sports Drink expected to be test marketed in the 4th quarter of 2002.

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

         On June 1, 2001, the Company entered into an exclusive license agreement with GlaxoSmithKline ("GSK"), one of the world's largest pharmaceutical companies, for SATIETROL, the Company's appetite control product. The agreement provides GSK with worldwide rights to the trademarks, technology, patents, and know how for SATIETROL for the duration of the patents which expires in 2017. Under the agreement, PHLI received an initial payment of $1,000,000, has received a subsequent milestone payment of $250,000, will receive additional milestone payments provided GSK meets certain development goals, and will receive ongoing product royalties upon launch of the product by GSK. The agreement does not set a specific time by which GSK must launch the product, but does set a specific time for launch after GSK has met some of the intermediate milestones. GSK is permitted to terminate the license agreement at any time for any reason, provided that it pays all milestone payments earned prior to termination. In this event, all rights to the product will revert to the Company. The license agreement grants GSK a right of first refusal to obtain an exclusive license on any new product developments in appetite suppression, weight loss, weight management, or meal replacement for weight loss. The right of first refusal only applies if the Company intends to use a third party to further develop or commercialize the new product, and does not apply if the Company will commercialize the product itself. The right of first refusal will lapse if the Company undergoes a change in control. The Company can continue to sell the SATIETROL line of products until GSK launches their SATIETROL product. At that time, the Company can continue to market the powdered meal replacement product, currently sold under the name SATIETROL COMPLETE(R), without using the SATIETROL name, in the current health food store channels of distribution. GSK will be responsible for future manufacturing, marketing, and sales of any products it launches. GSK also purchased approximately 9% of PHLI's common stock for $1.5 million under a contemporaneous stock purchase agreement. As of June 30, 2002, the Company has received an aggregate $2,750,000 from GSK from the combined licensing and stock purchase agreements. The Company expects to hear from GSK in the 3rd quarter of 2002 as to whether they will continue with the license agreement.


         Type 2 Diabetes
         ---------------
         Type 2 diabetes has become the fastest growing chronic condition in the United States. Obesity and poor glucose regulation appear to be primary characteristics of this condition. Research has suggested that cholecystokinin
(CCK) may play a role in insulin release and glucose regulation. The Company's research in this area is to develop a nutritional product that can help Type 2 diabetics lose weight by controlling appetite while improving glucose regulation. The Company expects to initiate clinical trials in 2003 on a product for use by Type 2 diabetics.


(b) Results of Operations-Three and Six Months Ended June 30, 2002 vs. June 30, 2001

         We recorded a net loss of ($44,526), or ($0.01) per share, for the second quarter ended June 30, 2002, compared to net income of $1,475,928, or $0.24 per share, for the second quarter ended June 30, 2001. We recorded a net loss of ($295,850), or ($0.05) per share, for the six-month period ended June 30, 2002, compared to net income of $981,519, or $0.19 per share, for the six-month period ended June 30, 2001. The net loss in 2002 vs. the net income in 2001 for both the three- and six- month periods ended June 30 is due primarily to decreased revenues. Without taking into account the effect of our initial $1,000,000 license fee from GSK (and any offsetting expenses booked in connection with GSK), discussed below, our net income for the second quarter of 2001 would have been $500,928, or $0.08 per share, and our net income for the six month period ended June 30, 2001 would have been $6,519, or $0.00 per share.

         Revenues in the quarter ended June 30, 2002 were $1,818,096 compared to $3,861,613 for the same period in 2001. Revenues in the six-month period ended June 30, 2002 were $2,975,026 compared to $4,471,692 for the same period in 2001. Although total revenues decreased due to decreases in sales of our SATIETROL product line, revenues from our sports performance products were up 29% for the three months ended June 30, 2002 versus the same period in 2001 and up 55% for the six months ended June 30, 2002 versus the same period in 2001. This is due to continued product acceptance and usage as well as our aggressive 2002 marketing and advertising campaign. SATIETROL revenues declined significantly in the three- and six- month periods ending June 30, 2002 versus the same periods in 2001 as in these periods in 2001 we received strong editorial exposure in several national women's magazines. Typically, our products in the SATIETROL category do not receive this type of independent exposure. In the three- and six- month periods ending June 30, 2001, we also recorded $1,000,000 in licensing revenues from GSK for our SATIETROL technology (see above). We had no such licensing revenues in 2002.

         Our gross profit margin on product sales increased to 56% for the three months ended June 30, 2002 from 51% for the three months ended June 30, 2001. Our gross profit margin on product sales increased to 54 % for the six-month period ended June 30, 2002 from 50% for the six-month period ended June 30, 2001. The primary reasons for these increases were that, in 2001, sales discounts were given to new customers to increase distribution of our products and payment discounts were offered to customers to accelerate cash flow. Payment discounts stopped during the second quarter of 2001 as the Company improved its cash position.

         Our selling, general, and administrative ("S, G, & A") expenses increased to $1,024,723 for the three-month period ended June 30, 2002 from $844,706 for the three-month period ended June 30, 2001. Our S, G, & A expenses increased to $1,842,317 for the six-month period ended June 30, 2002 from $1,601,686 for the six-month period ended June 30, 2001. The primary reason for the increase in S, G, & A expenses in the three-month and six-month periods ended June 30, 2002 compared to the same periods in 2001 was an increase in advertising and promotions expense as we carry out our 2002 marketing plan.

         Research and development expenses were $24,523 for the three months ended June 30, 2002 versus $29,080 for the three months ended June 30, 2001. Research and development expenses were $47,360 for the six months ended June 30, 2002 versus $50,843 for the six months ended June 30, 2001. We anticipate research and development expenses will increase as additional clinical trials and studies are conducted on all of our products as we continue to seek out additional patents and claims for our products.


(c) Liquidity and Capital Resources

         At June 30, 2002, the Company's current assets exceeded its current liabilities by approximately $4.3 million with a ratio of current assets to current liabilities of approximately 7.3 to 1. Cash decreased $727,338 from December 31, 2001 primarily because of our net loss for the first half of 2002 as well as an increase of $605,489 in accounts receivable from December 31, 2001 which was offset by an increase in accounts payable/accrued expenses of $345,524. Inventory levels increased by $223,737 at June 30, 2002 as compared to December 31, 2001 as we have slightly built up inventory on our sports performance products, as the second and third quarters are our peak seasons for these products.

         At June 30, 2002, total inventory included approximately $1,150,000 of SATIETROL. On that date, the SATIETROL inventory had an average remaining shelf life of approximately 2 years. The Company is marketing this inventory to shopping clubs, multi-level marketers, and overseas customers, and believes that it will be able to sell this inventory by the end of 2002.

         Based on our current level of operations, we do not see a need for additional cash in the next twelve months. However, we may seek to raise additional cash to fund the launch of the ACCELERADE ready-to-drink product.

II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(a), (b) Changes in Securities:

         None.

(c)   Recent Sales of Unregistered Securities:

         None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 18, 2002, the Company held its Annual Meeting of Stockholders, pursuant to information contained in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement that were mailed to stockholders on May 24, 2002.

(b) One of the matters listed in the Company's Proxy for the meeting was the annual Election of Directors. There were seven nominees for election who were elected by the shareholders to serve for a one-year term. The results of the balloting were as follows (Shares voting:
      5,138,532 of 6,064,203):

             Nominee            For           Against      Abstain
             ---------          ---           -------      -------
      Robert Portman          4,878,042          -0-       260,490
      Stephen P. Kuchen       4,878,742          -0-       259,790
      David Portman           5,128,942          -0-         9,590
      T. Colin Campbell       5,128,842          -0-         9,690
      Irving Tabachnick       5,129,342          -0-         9,190
      Michael Cahr            5,129,342          -0-         9,190
      Joseph Harris           5,129,342          -0-         9,190


      Although votes for Mr.Tabachnick were tabulated, Mr. Tabachnick passed away before the meeting.

(c) In addition to the election of directors, the other matter voted upon by the stockholders was the ratification of the appointment of Eisner, LLP (formerly Richard A. Eisner & Co., LLP) as independent auditors for the Company for the fiscal year ending December 31, 2002. This matter was approved. The results of the balloting for this matter was as follows:

            Matter                   For          Against         Abstain
            --------                 ---          -------         -------
      Appointment of auditors     5,121,232        9,300           8,000


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

                                     PACIFICHEALTH LABORATORIES, INC.

                                      By: /S/ STEPHEN P. KUCHEN
                                          ------------------------------
                                            STEPHEN P. KUCHEN

                                     Vice President - Finance & CFO
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

                                     Date: AUGUST 12, 2002
                                           ---------------