Form 10-Q
period 2002-09-30
PACIFICHEALTH LABORATORIES INC
filed 2002-11-13
CIK 1000278

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

                 For the quarterly period ended September 30, 2002

                                      -OR-

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                          Commission File No. 333-36379
                                              ---------


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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


At November 12, 2002, there were 6,114,703 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                                TABLE OF CONTENTS

                       ----------------------------------

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001................. 3

               Statements of Operations (Unaudited) for the three and nine months ended September 30, 2002 and September 30, 2001.................................. 4

               Statements of Cash Flows (Unaudited) for the nine months ended
                 September 30, 2002 and September 30, 2001............................................... 5

               Notes to Financial Statements............................................................. 6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS....................................................... 8

     ITEM 3.   CONTROLS AND PROCEDURES.................................................................. 11


PART II.  OTHER INFORMATION

         ITEM 1.      Legal Proceedings................................................................. 11

         ITEM 2.      Changes in Securities and Use of Proceeds......................................... 11

         ITEM 3.      Defaults Upon Senior Securities................................................... 12

         ITEM 4.      Submission of Matters to a Vote of Security Holders............................... 12

         ITEM 5.      Other Information................................................................. 12

         ITEM 6.      Exhibits and Reports.............................................................. 12


SIGNATURES.............................................................................................. 12

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                              September 30,        December 31,
                                                                   2002                2001
                                                               (Unaudited)          (Audited)
                                                              ------------         ------------
Current assets:
  Cash and cash equivalents                                   $    888,559         $  1,848,847
  Accounts receivable, net                                         690,039              192,628
  Inventories                                                    1,663,660            2,634,272
  Prepaid expenses                                                 116,147              165,079
                                                              ------------         ------------
       Total current assets                                      3,358,405            4,840,826
                                                              ------------         ------------
Property and equipment, net                                         75,538               62,709

Other assets:
  Deposits                                                          3,991              108,322
                                                              ------------         ------------

            Total assets                                      $  3,437,934         $  5,011,857
                                                              ============         ============




          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                     22,353         $     45,048
  Accounts payable and accrued expenses                            554,905              291,506
                                                              ------------         ------------
        Total current liabilities                                  577,258              336,554
                                                              ------------         ------------

Stockholders' equity:
   Common stock, $.0025 par value; authorized
       50,000,000 shares; issued and outstanding:
       6,114,703 shares at September 30, 2002 and
       6,039,203 shares at December 31, 2001                        15,287               15,098
  Additional paid-in capital                                    13,831,963           13,674,479
  Accumulated deficit                                          (10,986,574)          (9,014,274)
                                                              ------------         ------------
                                                                 2,860,676            4,675,303
                                                              ------------         ------------

            Total liabilities and stockholders' equity        $  3,437,934         $  5,011,857
                                                              ============         ============


                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                              Three Months                            Nine Months
                                                            Ended September 30,                    Ended September 30,
                                                     -------------------------------         -------------------------------
                                                         2002                2001                2002                2001
                                                     -----------         -----------         -----------         -----------
Revenues:
   Product sales                                     $ 1,401,981         $ 1,328,560         $ 4,377,007         $ 4,800,252
   Licensing revenues                                       --                  --                  --             1,000,000
                                                     -----------         -----------         -----------         -----------
                Total Revenues                         1,401,981           1,328,560           4,377,007           5,800,252

Cost of goods sold                                     1,995,213             589,998           3,366,137           2,321,267
                                                     -----------         -----------         -----------         -----------
Gross Profit                                            (593,232)            738,562           1,010,870           3,478,985

Selling, general, and administrative expenses          1,007,894             702,764           2,850,211           2,304,450
Research & development                                    64,453              22,611             111,813              73,454
Depreciation expense                                      13,905              11,161              32,479              33,585
                                                     -----------         -----------         -----------         -----------
                                                       1,086,252             736,536           2,994,503           2,411,489
                                                     -----------         -----------         -----------         -----------
Net operating income (loss)                           (1,679,484)              2,026          (1,983,633)          1,067,496

Other income (expense)
   Interest income                                         3,269              18,450              13,210              27,026
   Interest expense                                         (235)               (762)             (1,877)            (93,288)
                                                     -----------         -----------         -----------         -----------
                                                           3,034              17,688              11,333             (66,262)
                                                     -----------         -----------         -----------         -----------

Income (loss) before income taxes                     (1,676,450)             19,714          (1,972,300)          1,001,234
                                                     ===========         ===========         ===========         ===========

Provision for income taxes                                  --                  --                  --                  --
                                                     ===========         ===========         ===========         ===========
Net income (loss)                                    $(1,676,450)        $    19,714         $(1,972,300)        $ 1,001,234
                                                     ===========         ===========         ===========         ===========


Basic income (loss) per share                        $     (0.27)        $      0.00         $     (0.32)        $      0.19
                                                     ===========         ===========         ===========         ===========

Diluted income (loss) per share                      $     (0.27)        $      0.00         $     (0.32)        $      0.16
                                                     ===========         ===========         ===========         ===========
Weighted average common shares:
     Basic                                             6,110,899           5,898,070           6,070,650           5,279,649
                                                     ===========         ===========         ===========         ===========

     Diluted                                           7,085,104           7,311,663           7,178,704           6,205,688
                                                     ===========         ===========         ===========         ===========



                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                 2002                  2001
                                                                             -----------           ------------
Cash flows from operating activities:
   Net income (loss)                                                          (1,972,300)             1,001,234
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
        Depreciation                                                              32,479                 33,585
        Intrinsic value of stock options granted                                  20,923                399,145
        Writedowns associated with obsolete inventory                          1,297,485                   --
     Changes in assets and liabilities:
        (Increase) / Decrease in accounts receivable                            (497,411)              (336,254)
        (Increase) / Decrease in inventories                                    (326,873)              (652,052)
        (Increase) / Decrease in prepaid expenses                                 48,932                 35,089
        (Increase) / Decrease in other assets                                    104,331               (100,000)
        Increase / (Decrease) in accounts payable/accrued expenses               263,399                (39,802)
                                                                             -----------           ------------
Net cash provided by (used in) operating activities                           (1,029,035)               340,945
                                                                             -----------           ------------

Cash flows from investing activities:
     Purchase of fixed assets                                                    (45,308)               (19,220)
                                                                             -----------           ------------
Net cash used in investing activities                                            (45,308)               (19,220)
                                                                             -----------           ------------

Cash flows from financing activities:
     Issuance of notes payable                                                    52,700                 36,050
     Repayments of notes payable                                                 (75,395)               (70,710)
     Common stock issued                                                            --                1,500,000
     Common stock options/warrants exercised                                     136,750                595,073
                                                                             -----------           ------------
Net cash provided by financing activities                                        114,055              2,060,413
                                                                             -----------           ------------
Net increase (decrease) in cash                                                 (960,288)             2,382,138

Cash, beginning balance                                                        1,848,847                170,491
                                                                             -----------           ------------
Cash, ending balance                                                         $   888,559           $  2,552,629
                                                                             ===========           ============




                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                             AND SEPTEMBER 30, 2001
                                   (UNAUDITED)


1. Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. Certain amounts included in selling, general, and administrative expenses have been reclassified to interest expense for the nine-months ended September 30, 2001.

2. Inventories

        As of September 30, 2002 and December 31, 2001, inventories consist of the following:

                                         2002                        2001
                                         ----                        ----
      Raw Materials                 $      44,304                 $  283,140
        Work-in-process                         -                          -
        Finished goods                  2,441,099                  2,354,437
        Reserve for obsolescence         (821,743)                    (3,305)
                                    -------------                 ----------

                                    $   1,663,660                 $2,634,272
                                    =============                 ===========

3. Stock Based Compensation

      The Company granted 56,500 Incentive Stock Options (ISOs) to employees during the first nine months of 2002. 20,000 options vested upon grant with exercise prices ranging from $4.50 per share to $4.88 per share, 35,000 vest during the first six months of 2003 with exercise prices ranging from $3.77 per share to $3.80 per share, and 1,500 vest during the first six months of 2004 with an exercise price of $3.77 per share. The exercise price for all 56,500 options was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized. See
      NOTE 6.

      The Company also granted 1,500 stock options to consultants during the first nine months of 2002. All 1,500 options vested upon grant with exercise prices ranging from $1.50 per share to $3.80 per share. These options were determined to have a value of $1,459 for the nine months ended September 30, 2002. This amount was charged to operations in the nine months ended September 30, 2002 and added to paid-in capital in accordance with SFAS 123. 15,700 options and 56,875 warrants issued to consultants expired during the first nine months of 2002.

4. Income Taxes

      The Company has approximately $10,400,000 in Federal net operating loss carryovers generated through September 30, 2002 and are available to offset future taxable income in calendar years 2002 through 2023.

      The components of the Company's deferred tax assets as of September 30, 2002 and December 31, 2001 are as follows:

                                                 2002              2001
                                                 ----              ----

      Net operating loss carry forwards      $ 3,840,000       $ 3,035,000
      Valuation allowance                     (3,840,000)       (3,035,000)
                                             -----------       -----------

      Deferred tax asset                     $        -        $         -


5. Licensing Agreement

      On June 1, 2001, the Company entered into an exclusive license agreement with GlaxoSmithKline ("GSK"), one of the world's largest pharmaceutical companies, for SATIETROL, the Company's appetite control product. The agreement provided GSK with worldwide rights to the trademarks, technology, patents, and know how for SATIETROL for the duration of the patents which expire in 2017. Under the agreement, PHLI received an initial payment of $1,000,000, has received a subsequent milestone payment of $250,000. The agreement permitted GSK to terminate the license agreement at any time for any reason, provided that it paid all milestone payments earned prior to termination. GSK also purchased approximately 9% of PHLI's common stock for $1.5 million under a contemporaneous stock purchase agreement. As of September 30, 2002, the Company has received an aggregate $2,750,000 from GSK from the combined licensing and stock purchase agreements. During the third quarter of 2002, GSK terminated the licensing agreement. All rights to the product under this agreement have reverted to the Company.

6. Restatement of Prior Period Financial Statements

      The Company granted options to its Chief Executive Officer under his 1998 Employment Agreement to purchase up to 475,000 shares of our common stock at $6.00 per share. In connection with our CEO's 2001 Employment Agreement (the "Agreement"), the Company re-priced the exercise price of those options to $0.313 per share, which was the then market price of our common stock on the date of the Agreement. At the time of the execution of the Agreement such options were fully vested and had a fair value of $217,075. The options were fully exercised early in the second quarter of 2001.

      The Company did not record a charge to operations until the fourth quarter of 2001. The Company determined that the transaction should have been recorded in the first quarter of 2001 and as such, restated the financial statements for the first quarter of 2001. In addition, the financial statements for the nine months ended September 30, 2001 are hereby being restated to incorporate the impact of the first quarter restatement with the filing of this Form 10-QSB. The effect of this restatement was to increase selling, general, and administrative expenses and net loss by $217,075 for the three months ended March 31, 2001. Net income per share for the nine months ended September 30, 2001 decreased from $0.20 to $0.16 on a fully diluted basis.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion may contain "forward-looking statements". Forward-looking statements reflect the Company's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. These statements can be identified by introductory words such as "expects", "plans", "will", "estimates", "forecasts", "projects" or words of similar meaning and by the fact they do not relate strictly to historical or current facts. Forward-looking statements frequently are used in discussing new products and their potential. Many factors may cause actual results to differ from forward-looking statements, including inaccurate assumptions and a broad variety of risks and uncertainties, some of which are known, such as general economic conditions, consumer product acceptance, and competitive products, and others which are not known. No forward-looking statements are a guarantee of future results or events, and one should avoid placing undue reliance on such statements.

(a)      Introduction

         The Company was incorporated in April 1995 as a nutrition technology company that researches, develops, and commercializes functionally unique proprietary products for sports performance, weight loss, and Type 2 diabetes.

         Sports Performance
         Our first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, we introduced ENDUROX(R)R4(R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R4 has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R4. Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. We are currently formulating and developing a ready-to-drink version of ACCELERADE Sports Drink expected to be test marketed in the 1st quarter of 2003.

         Weight Loss
         In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, we introduced our first weight loss product, SATIETROL(R), a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that SATIETROL, a pre meal beverage, can reduce hunger up to 43% 3 1/2 hours after eating. In January 2001, we extended our weight loss product line with the introduction of SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In the third quarter of 2002, clinicals studies funded by the Company showed that the efficacy of SATIETROL can be improved. Further studies will be conducted in the fourth quarter of 2002.

         On June 1, 2001, the Company entered into an exclusive license agreement with GlaxoSmithKline ("GSK"), one of the world's largest pharmaceutical companies, for SATIETROL, the Company's appetite control product. The agreement provided GSK with worldwide rights to the trademarks, technology, patents, and know how for SATIETROL for the duration of the patents which expire in 2017. Under the agreement, the Company received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. The agreement permitted GSK to terminate the license agreement at any time for any reason, provided that it pays all milestone payments earned prior to termination. In the event the agreement was terminated, all rights to the product would revert to the Company. GSK also purchased approximately 9% of the Company's common stock for $1.5 million under a contemporaneous stock purchase agreement. As of September 30, 2002, the Company has received an aggregate $2,750,000 from GSK from the combined licensing and stock purchase agreements. During the third quarter of 2002, GSK terminated the license agreement. As a result, the Company is now free to explore other options for the SATIETROL technology with other potential partners.

         Type 2 Diabetes
         Type 2 diabetes has become the fastest growing chronic condition in the United States. Obesity and poor glucose regulation appear to be the primary characteristics of this condition. Research has suggested that cholecystokinin
(CCK) may play a role in insulin release and glucose regulation. The Company's research in this area has been to focus has been focused on developing a nutritional product that can help Type 2 diabetics lose weight by controlling appetite while improving glucose regulation.


(b) Results of Operations-Three and Nine Months Ended September 30, 2002 vs. September 30, 2001

         We recorded a net loss of ($1,676,450), or ($0.27) per share, for the third quarter ended September 30, 2002, compared to net income of $19,714, or $0.00 per share, for the third quarter ended September 30, 2001. We recorded a net loss of ($1,972,300), or ($0.32) per share, for the nine-month period ended September 30, 2002, compared to net income of $1,001,234, or $0.16 per share, for the nine-month period ended September 30, 2001. The net loss in 2002 versus the net income in 2001 for both the three- and nine- month periods ended September 30 is due primarily to decreased revenues, increased selling, general and administrative expenses, and a write down for excess SATIETROL inventory as discussed below. Without taking into account the effect of our initial $1,000,000 license fee from GSK (and any offsetting expenses booked in connection with GSK), discussed below, our net income for the nine-month period ended September 30, 2001 would have been $26,234, or $0.00 per share.

         Revenues in the quarter ended September 30, 2002 were $1,401,981 compared to $1,328,560 for the same period in 2001. Revenues in the nine-month period ended September 30, 2002 were $4,377,007 compared to $5,800,252 for the same period in 2001. Although total revenues decreased due to decreases in sales of our SATIETROL product line, revenues from our sports performance products were up 16% for the three months ended September 30, 2002 versus the same period in 2001 and up 40% for the nine months ended September 30, 2002 versus the same period in 2001. This is due to continued product acceptance and usage as well as our aggressive 2002 marketing and advertising campaign. SATIETROL revenues declined significantly in the three- and nine- month periods ending September 30, 2002 versus the same periods in 2001 as in 2001 we received strong editorial exposure in several national women's magazines resulting in $1,700,000 in SATIETROL sales through September 30, 2001. Typically, our products in the SATIETROL category do not receive this type of independent exposure. In the nine- month period ending September 30, 2001, we also recorded $1,000,000 in licensing revenues from GSK for our SATIETROL technology (see above). We had no such licensing revenues in 2002.

         Gross profit for the third quarter of 2002 was ($593,232), which includes a $1,297,485 write down of excess SATIETROL inventory. Before this write down, gross profit was $704,253. This compares to gross profit of $738,562 for the same period in 2001. In the third quarter of 2002, we chose to focus our resources on developing our sports drink business resulting in reduced SATIETROL sales. The decision to write down the excess SATIETROL inventory was made in accordance with generally accepted accounting principles. Gross profit for the nine months ended September 30, 2002 was $1,010,870 after the write down of inventory, versus $3,478,985 for the same period in 2001. Gross profit for the nine-month period in 2001 included the $1 million from the licensing revenue from our SATIETROL licensing agreement with GlaxoSmithKline.

         Our gross profit margin on product sales (before the inventory write down) decreased to 50.2% for the three months ended September 30, 2002 from 55.6% for the three months ended September 30, 2001 and increased to 52.7% for the nine-month period ended September 30, 2002 from 51.6% for the same period in 2001. The primary reason for the decrease in gross margin for the three-month period in 2002 versus the same period in 2001 is that in the third quarter of 2002 we had a larger share of product sales made to distributors as opposed to directly to retailers. The primary reasons for the increase in gross margin in the nine-month periods were that, in 2001, sales discounts were given to new customers to increase distribution of our products and payment discounts were offered to customers to accelerate cash flow. Payment discounts stopped during the second quarter of 2001 as the Company improved its cash position.

         Our selling, general, and administrative ("S, G, & A") expenses increased to $1,007,894 for the three-month period ended September 30, 2002 from $702,764 for the three-month period ended September 30, 2001. Our S, G, & A expenses increased to $2,850,211 for the nine-month period ended September 30, 2002 from $2,304,450 for the same period in 2001. The primary reason for the increase in S, G, & A expenses in the three-month and nine-month periods ended September 30, 2002 compared to the same periods in 2001 was an increase in advertising and promotions expense as we carry out our 2002 marketing plan and establish the ACCELERADE brand.

         Research and development expenses were $64,453 for the three months ended September 30, 2002 versus $22,611 for the three months ended September 30, 2001. Research and development expenses were $111,813 for the nine months ended September 30, 2002 versus $73,454 for the nine months ended September 30, 2001. The increase for the three- and nine- month periods ending September 30, 2002 as compared to the same periods in 2001 is due to the clinical work conducted in the 3rd quarter of 2002 on our SATIETROL technology as discussed above. We anticipate research and development expenses will increase as additional clinical trials and studies are conducted on all of our products as we continue to seek out additional patents and claims for our products.

(c) Liquidity and Capital Resources

         At September 30, 2002, the Company's current assets exceeded its current liabilities by approximately $2.8 million with a ratio of current assets to current liabilities of approximately 5.8 to 1. Cash decreased $960,288 from December 31, 2001 primarily because of our net loss for the first nine months of 2002 as well as an increase of $497,411 in accounts receivable from December 31, 2001 which was offset by an increase in accounts payable/accrued expenses of $240,704. Inventory levels decreased by $970,612 at September 30, 2002 as compared to December 31, 2001, predominantly because of the write down of excess SATIETROL inventory as discussed above.

         At our current level of operations, the Company expects to be able to operate without additional cash. However, we may seek to raise additional cash to fund the launch of the ACCELERADE ready-to-drink product.

ITEM 3.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

II.     OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         None.

ITEM  2.    CHANGES IN SECURITIES

(a), (b) Changes in Securities:

         None.

(c) Recent Sales of Unregistered Securities:

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

         1. On August 14, 2002, the Company filed a Current Report on Form 8-K, reporting, under Item 9, the certifications of the Company's Form 10-QSB for the fiscal quarter ended June 30, 2002 by Robert Portman, Chief Executive Officer, and Stephen P. Kuchen, Chief Financial Officer.

         2. On October 7, 2002, the Company filed a Current Report on Form 8-K, reporting, under Item 5, the termination of a licensing agreement with GlaxoSmithKline.


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

                                     PACIFICHEALTH LABORATORIES, INC.

                                      By: /S/ STEPHEN P. KUCHEN
                                          ------------------------------
                                            STEPHEN P. KUCHEN

                                     Vice President - Finance & CFO
                                     (Principal Financial Officer and
                                         Principal Accounting Officer)

                                     Date: NOVEMBER 12, 2002

I, Robert Portman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PacificHealth Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

        /s/ Robert Portman
        --------------------------------------------
      Robert Portman, Chief Executive Officer and President

I, Stephen P. Kuchen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PacificHealth Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Stephen P. Kuchen
-----------------------------------
Stephen P. Kuchen, Chief Financial Officer
and Vice President, Finance