Form 10KSB
period 2002-12-31
PACIFICHEALTH LABORATORIES INC
filed 2003-03-31
CIK 1000278

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $5,120,353.

The aggregate market value of the common equity held by non-affiliates based on the closing sale price of Common stock as of February 28, 2003, was $9,950,967.

The number of shares outstanding of each class of the issuer's common equity, as of February 28, 2003, was as follows: Common Stock - 6,115,703 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                        PACIFICHEALTH LABORATORIES, INC.
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 2002

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS..............................................................3
ITEM 2.  DESCRIPTION OF PROPERTY..............................................13
ITEM 3.  LEGAL PROCEEDINGS....................................................13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............13
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................15
ITEM 7.  FINANCIAL STATEMENTS.................................................19
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................20

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................20
ITEM 10. EXECUTIVE COMPENSATION...............................................24
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......28
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................30
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K..........................................................31
ITEM 14. CONTROLS AND PROCEDURES..............................................31

PART I

ITEM 1.  BUSINESS.

1(a)     Business Development

         PacificHealth Laboratories, Inc. (hereinafter referred to as the "Company") is a research based Company incorporated in the State of Delaware in April 1995 as a nutrition technology company that researches, develops, and commercializes functionally unique proprietary products for sports performance, weight loss, and Type 2 diabetes which can be marketed without prior Food and Drug Administration ("FDA") approval under current regulatory guidelines.

1(b)     Business of the Issuer

         The Company is a nutrition technology company strongly committed to research and development of dietary and nutritional supplements that can enhance health and well being. The Company's three primary areas of research to date have been sports performance, weight loss and Type 2 diabetes.

         Sports Performance
         Our first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, we introduced ENDUROX(R) R4(R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R4 has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE(R) Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R4. Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. In the first quarter of 2003, we commenced test marketing of our ready-to-drink form of ACCELERADE in the San Diego and Colorado Springs areas.

         Weight Loss
         In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, we introduced our first weight loss product, SATIETROL(R), a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that Satietrol, a pre meal beverage, can reduce hunger up to 43% 3 1/2 hours after eating. In January 2001, we extended our weight loss product line with the introduction of SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline ("GSK") for its SATIETROL technology. Under the Agreement, the Company received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently terminated the Licensing Agreement in September 2002 with all rights reverting back to the

Company. In the third quarter of 2002, clinicals studies funded by the Company showed that the efficacy of SATIETROL could be improved. Further studies will be conducted in 2003.

         Type 2 Diabetes
         Type 2 diabetes has become the fastest growing chronic condition in the United States. Obesity and poor glucose regulation appear to be the primary characteristics of Type 2 diabetes. Research has suggested that cholecystokinin
(CCK) may play a role in insulin release and glucose regulation. The Company's research in this area has focused upon the development of nutritional products that can help Type 2 diabetics lose weight by controlling appetite while improving glucose regulation. The Company expects to initiate clinical trials on a product for use by Type 2 diabetics in the future.

         All of the Company's existing products, and its proposed products, are expected to be manufactured in the United States by third parties. See Item 1(b)(i) below.

1(b)(i)  Principal Products and Markets

         (a) ENDUROX(R) Product Line-Dietary Supplements

         The Company's initial product, ENDUROX(R), is a dietary supplement of which the principal ingredient is the herb ciwujia. Laboratory tests and trials funded by the Company during 1995 at the University of North Texas Health Science Center in Fort Worth, Texas and the Institute of Nutrition and Food in China, have demonstrated that ENDUROX is effective in improving exercise performance. The Company introduced ENDUROX in March 1996 and commenced commercial sales of the product in May 1996. In December 1996, the Company was issued patent #5,585,101 for its ENDUROX product. ENDUROX is sold in caplet form.

         ENDUROX EXCEL(R) was introduced in March 1997. ENDUROX EXCEL contains 50% more ciwujia than regular ENDUROX, plus vitamin E. It is targeted to "serious" athletes, i.e., individuals who engage in competitive athletics or whose exercise regimen is comparable to that of a competitive athlete.

         (b) ENDUROX(R)R/4/(TM) Recovery / Performance Drink

         The Company launched ENDUROX R/4/ Performance / Recovery Drink in March 1999. Clinical trials funded by the Company during 1998 at the University of North Texas Health Science Center in Fort Worth, Texas and the Human Performance Lab at St. Cloud University in St. Cloud, Minnesota showed that when tested against the nation's leading sports drink, ENDUROX R/4/ delivered equal hydration effectiveness while enhancing performance and extending endurance by 55%, decreasing post-exercise muscle stress by 36%, reducing free radical build-up by 69%, and increasing insulin levels by 70%. The results of these trials were presented at the American College of Sports Medicine's national meeting in 1999.

         In April 2000, the Company was issued patent #6,051,236 for ENDUROX R/4/ covering all 77 claims made in the application, including claims that the product (a) increases endurance, (b) reduces post-exercise muscle damage, and
(c) speeds the replenishment of muscle carbohydrate stores. Patent office acceptance of these claims does not necessarily permit the Company to make any specific claims to the public regarding this product. The Company's ability to make those claims is governed by the FDA, Federal Trade Commission, and other federal government agency regulations and guidelines.

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

         Additional studies funded by the Company and conducted in the 4th quarter of 2002 by the Company's President Dr. Portman, and Abe Bakal of ABIC International have shown that we can significantly improve both the efficacy and versatility of SATIETROL. These new studies show that the improved formulation of SATIETROL was, on average, 38% more effective in reducing caloric intake than our existing product. In addition, we have been able to reduce the caloric content from 80 calories to 15 calories, which is important for individuals who are on a calorie-restricted diet. By reducing the caloric content of SATIETROL and enhancing its efficacy, we believe that SATIETROL can now be added to a variety of foods and beverages without modifying their flavor profile. We also feel that we now may be able to develop a tablet or capsule form of SATIETROL.

         The Company's objective is to develop a patent portfolio to protect its proprietary technology involving the use of nutritional ingredients to stimulate and extend the action of CCK. The Company has already received several patents for SATIETROL and has several more patents pending (See 1(b)(vii) Patents and Trademarks below)

         In April 2000, the Company launched its first SATIETROL product. SATIETROL is a powder that is mixed with 6-8 oz of water and taken 10-15 minutes before a meal. It is the first weight loss product commercially available that is designed to stimulate CCK, the body's own satiety mechanism. The market for all types of weight loss products and services in the US exceeds $50 billion a year and government figures estimate that 55% of adult Americans are overweight. SATIETROL is available in chocolate and vanilla flavors.

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

         On June 1, 2001, the Company entered into an exclusive license agreement with GlaxoSmithKline ("GSK"), one of the world's largest pharmaceutical companies, for SATIETROL, the Company's appetite control product. The agreement provided GSK with worldwide rights to the trademarks, technology, patents, and know how for SATIETROL for the duration of the patents which expire in 2017. Under the agreement, the Company received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. The agreement permitted GSK to terminate the license agreement at any time for any reason, provided that it pays all milestone payments earned prior to termination. In the event the agreement was terminated, all rights to the product would revert to the Company. GSK also purchased approximately 9% of the Company's common stock for $1.5 million under a contemporaneous stock purchase agreement. As of December 31, 2002, the Company has received an aggregate $2,750,000 from GSK from the combined licensing and stock purchase agreements. During the third quarter of 2002, GSK terminated the license agreement. As a result, the Company is now free to explore other options for the SATIETROL technology with other potential partners.

         (d) ACCELERADE(R)

         In June 2001, the Company introduced ACCELERADE Sports Drink, to be taken during exercise, using the same patented technology as ENDUROX R/4/. Research studies funded by the Company and conducted in 2001 by Dr. John Ivy at the University of Texas Department of Kinesiology and Health Education, Austin, Texas have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. These studies showed that subjects taking ACCELERADE increased endurance performance by 24% compared to subjects drinking a conventional sports drink containing the same amount of carbohydrate. ACCELERADE uses the ENDUROX R/4/ technology that features the patented 4-1 ratio of carbohydrate to protein to speed the movement of carbohydrate from the blood into the muscle during exercise. By increasing the energy efficiency of every gram of carbohydrate an athlete consumes, ACCELERADE spares muscle glycogen and improves endurance capacity. In the first quarter of 2003, we commenced test marketing of our ready-to-drink form of ACCELERADE in the San Diego and Colorado Springs areas.

1(b)(ii) Distribution Methods

         The Company has pursued a "multi-channel" distribution strategy in marketing its ENDUROX, ENDUROX R/4/ and ACCELERADE lines of products. At the present time, these products are being sold in over 9,000 retail outlets including General Nutrition Centers ("GNC"), sports specialty stores, independent health food retailers, independent bike retailers, health clubs, catalogs, and Internet sites. ACCELERADE ready-to-drink will be primarily sold through the convenience store channels of distribution. The Company does not sell any of its other products through convenience stores and does not have any experience in distributing products through convenience stores. As a result, distribution of ACCELERADE through convenience stores may initially not be as effective as other means of distribution used by the Company.

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

         To support its marketing efforts, the Company advertises in trade and consumer sports and health food magazines that are intended to reach its targeted consumer. In addition, the Company attends trade shows and exhibitions, sponsors promotional programs/events and in-store promotions, and engages in an extensive public relations effort that has resulted in articles in numerous sports, health, fitness, trade and natural product publications, newspaper coverage, and television spots. In addition, the Company utilizes a number of paid endorsers to promote its sports nutrition line of products, including several well-known athletes and a number of professional coaches from bicycling, running, swimming, triathlete, hockey, and basketball.

         In the twelve-month periods ended December 31, 2002 and December 31, 2001, the Company's expenditures for product advertising and promotion were approximately $900,000 and $557,000, respectively.

1(b)(iii) Status of Publicly Announced New Products

         The status of all products which have been the subjects of or mentioned in public announcements by the company in the past year are discussed above under the caption "Principal Products and Markets".

1(b)(iv) Competition

         Depending on the product category, the Company's competition varies.

         The sports drink market in which Endurox R/4/ and ACCELERADE compete is dominated by such brands as Gatorade and Powerade who sell ready-to-drink products, as well as smaller companies such as Cytosport (Cytomax) who sell powdered, ready-to-mix products. In addition, there are a number of new foreign entries such as Enervit and Extran that have introduced sports drinks into the U.S. focusing on the endurance athlete. Increased competitive activity from such companies could make it more difficult for the Company to increase or keep market share since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than the Company. In addition, in the market for ready to drink sports drinks, the Company must compete with large companies whose products enjoy substantial name recognition. As a result, it may be more difficult for the Company to earn market share in the market for ready to drink sports drinks than in other markets in which the Company faces competition.

         The competitive market for weight loss products is divided into four basic segments: herbal supplements (e.g., Metabolite), meal replacement products (e.g., Slim Fast), food plans (e.g., Weight Watchers) and prescription products (e.g., Xenical). Today, weight loss products are manufactured by dietary supplement manufacturers, pharmaceutical manufacturers, diet food companies (e.g. Slim Fast Foods Company), and over-the-counter drug companies. Intense competitive activity in this market could make it difficult for the Company to increase or keep market share, as most of the companies who have products in this category have greater financial, marketing, sales, manufacturing, and distribution resources than the Company.

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

         In 2002, the Company entered into an agreement with Cargill, Inc. to purchase $57,500 of trehalose in 2003. This ingredient will be used in both the powder and ready-to-drink forms of our ACCELERADE product. In connection with this agreement, the Company will receive marketing support, distribution, and manufacturing resources under this agreement in 2003.

1(b)(vi) Dependence on Major Customers

         General Nutrition Centers and Performance, Inc. accounted for approximately 30% and 23%, respectively, of net sales in fiscal 2002. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. The Company has no agreement with or commitment from either of these customers with respect to future purchases.

1(b)(vii) Patents and Trademarks

         The Company received a use patent, United States Patent No. 5,585,101 in December 1996 covering the use of ciwujia, the principal active herb in ENDUROX, entitled Method to Improve Performance During Exercise Using the Ciwujia Plant. This patent expires in December 2013.

         The Company received a composition of matter patent, United States Patent No. 6,051,236, in April 2000 for ENDUROX R/4/ entitled Composition for Optimizing Muscle Performance During Exercise (see section 1(b)(i)(b)). This patent expires in April 2017.

         The Company received a composition of matter patent, United States Patent No. 6,207,638, in March 2001 for SATIETROL entitled Nutritional Intervention Composition for Enhancing and Extending Satiety (see section 1(b)(i)(c)). This patent expires in March 2018.

         The Company received a use patent, United States Patent No. 6,429,190, in August 2002 for SATIETROL entitled Method For Extending The Satiety Of Food By Adding A Nutritional Composition Designed To Stimulate Cholecystokinin (CCK). This patent expires in August 2019.

         The Company received a composition of matter patent, United States Patent No. 6,436,899, in August 2002 for SATIETROL entitled Nutritional Intervention Composition for Enhancing and Extending Satiety. This patent expires in August 2019.

         The Company received a composition of matter patent, United States Patent No. 6,468,962, in October 2002 for SATIETROL entitled Nutritional Intervention Composition for Enhancing and Extending Satiety. This patent expires in October 2019.

         The Company received a Notice of Allowance on a composition of matter patent in February 2003 for SATIETROL entitled Nutritional Intervention Composition for Improving Efficacy of a Lipase Inhibitor.

         The Company also has the following patents pending for its SATIETROL technology:

                    PATENTS PENDING                                     DATE
                                                                      SUBMITTED
--------------------------------------------------------------------------------
Composition Containing Protease Inhibitor Extends
 Post Meal Satiety                                                   June 2001

Nutritional Intervention Composition for Enhancing
 and Extending Satiety                                               June 2002

Composition for Reducing Caloric Intake                             October 2002

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

         The Company has federal trademark registrations for ENDUROX, ENDUROX EXCEL, ENDUROX ProHeart, ENDUROX R/4/, SATIETROL, SATIETROL COMPLETE, and ACCELERADE. The Company also has filed its trademarks in most Western European countries, Canada, Mexico and Japan. The Company's policy is to pursue registrations for all of the trademarks associated with its key products, and to protect its legal rights concerning the use of its trademarks. The Company relies on common law trademark rights to protect its unregistered trademarks.

1(b)(viii) and (ix)  Governmental Regulation

         The Company has determined that all of its existing and proposed products, as described above, are nutritional or dietary supplements as defined under federal statutes and regulations of the FDA. Neither nutritional supplements nor dietary supplements require FDA or other governmental approval to market in the United States. No governmental agency or other third party makes a determination as to whether our products qualify as nutritional supplements, dietary supplements, or neither. The Company makes this determination based on the ingredients contained in the products and the claims made for the products. The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture and the Environmental Protection Agency. The Company's activities also are subject to regulation by various agencies of the states and localities in which its products are sold.

         The Company markets products that are covered under two types of FDA regulations, Nutritional Supplements and Dietary Supplements. Nutritional Supplements contain food and GRAS (Generally Regarded as Safe) ingredients and do not required FDA approval or notification. Such products must follow labeling guidelines outlined by the FDA.

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

         On February 6, 2000, the FDA issued new guidelines concerning statements made for dietary supplements. These new regulations have important implications for the marketing of weight loss products such as SATIETROL. Previously the regulations made it clear that a product that made a claim for obesity must be treated as a drug. Under the new regulations the FDA now makes a distinction between obesity and overweight. Overweight is no longer considered a disease but rather a natural life process. Overweight is considered a condition that effects the structure and function of the body. As now defined, dietary supplements can make a claim for ordinary weight loss rather than as a treatment for obesity. Furthermore, these regulations also permit the use of appetite suppressant as a structure/function claim under DSHEA (Dietary Supplement Health Education Act of 1994). The issuance of these regulations will give SATIETROL greater latitude in the types of claims the product can make as long as such claims are substantiated by the necessary studies.

1(b)(x)  Expenditures for Research and Development

         The Company's research and development expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were as follows: 2002 - $166,000; 2001 - $106,000.

1(b)(xi) Compliance with Environmental Laws

         The Company is not aware of any "administrative" or other costs, which it incurs which are directly related to compliance with environmental laws.

1(b)(xii) Employees

         At the present time, the Company has fourteen full time employees. Of these, three employees are executive, seven are in sales and marketing, and four are in accounting, operations and administrative. The Company employs a number of consultants who devote limited portions of their time to the Company's business. None of the Company's employees are represented by a union and the Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company entered into a new five-year lease in February 1998 for approximately 3,684 square feet at $14.50 per square foot, including utilities, for an annual rent expense of $53,418 for the first three years. In the fourth and fifth years of the lease, the rent increases to $16.50 per square foot, including utilities, for an aggregate annual rental of $60,780. The Company is looking to expand its office facilities and believes that it will be able to obtain larger office space in the vicinity at favorable rental rates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

5(a)     Market Information.

         Since December 19, 1997, the Company's Common Stock has been quoted on the SmallCap Market of the Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "PHLI". The following sets forth certain information with respect to the high and low bid prices reported by The Nasdaq Stock Market for the Common Stock during the periods shown:

                                             HIGH              LOW
                                            --------          --------
         01/01/01 - 03/31/01                $1.46875          $0.28125
         04/01/01 - 06/30/01                $4.94             $0.625
         07/01/01 - 09/30/01                $8.38             $3.36
         10/01/01 - 12/31/01                $6.02             $2.76

         01/01/02 - 03/31/02                $5.00             $2.51
         04/01/02 - 06/30/02                $5.15             $3.61
         07/01/02 - 09/30/02                $4.78             $0.91
         10/01/02 - 12/31/02                $4.10             $0.93

         01/01/03 - 02/28/03                $2.90             $1.70

         The closing price of the Company's Common Stock on February 28, 2003, as reported by Nasdaq, was $2.11.

5(b)     Holders.

         As of February 28, 2003, there were approximately 74 holders of record of the Company's Common Stock. The Company believes that there are significantly more beneficial holders of the Company's stock as many beneficial holders have their stock in "street name".

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

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-KSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects", "plans", "intends", "believes", "will", "estimates", "forecasts", "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that affect future results are changes in political and economic conditions; demand for and market acceptance of new and existing products, as well as other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

         We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Annual Report to reflect changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

(a)      Introduction

         PacificHealth Laboratories, Inc. was incorporated in April 1995 to develop and market dietary and nutritional supplements that improve and promote health and well being and can be offered for sale without prior approval by the FDA in compliance with current regulatory guidelines. Our first product, ENDUROX was introduced in March 1996, and commercial sales began in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX EXCEL. In March 1999, the Company launched ENDUROX R/4/ Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. In April 2000, the Company introduced a new product, SATIETROL, that will compete in the approximately $50 billion market for weight loss and weight control products, goods and services. In May of 2001, the Company launched ACCELERADE, a new generation of sports drink products to be used during exercise that uses the ENDUROX R/4/ patented technology.

(b)      Results of Operations - Years Ended December 31, 2002 and 2001

         The Company generated a net loss of ($2,570,452) or ($0.42) per share for the year ended December 31, 2002 compared to net income of $285,626 or $0.04 per fully diluted share for the year ended December 31, 2001. The net loss for 2002 vs. the net income for the same period in 2001 is due primarily to a $1,297,485 write-off of SATIETROL inventory in 2002 (see below), an increase in advertising expenses in 2002, and the receipt of $1,250,000 in licensing fees in 2001 from GSK.

         Revenues for the year ended December 31, 2002 were $5,120,353 compared to $6,145,527 for the same period in 2001. Although total revenues decreased, revenues from our sports performance products were up 40% for the year ended December 31, 2002 versus the same period in 2001. Sales decreased overall in 2002 from 2001 as in 2001 we had $1,250,000 in licensing revenues from a licensing agreement with GSK (see above) and we also had significant SATIETROL revenues in 2001 as we received strong editorial exposure in several national women's magazines. Typically, products in the SATIETROL category do not receive this type of independent exposure. The following table provides additional information concerning our revenues in 2002 and 2001:

                                                            Revenues/1/
                              -----------------------------------------------------------------
                                Sports             Weight
Year Ended                   Performance            Loss           Licensing            Total
-----------------------------------------------------------------------------------------------
December 31, 2002            $5,007,513         $   112,840       $        -0-       $5,120,353
                             ==========         ===========       ===========        ==========

December 31, 2001            $3,578,189         $ 1,317,338       $ 1,250,000        $6,145,527
                             ==========         ===========       ===========        ==========

         /1/Sales revenues reported for the year ended December 31, 2001 are net of credits of $451,137 for SATIETROL returned from our largest customer, GNC, who discontinued selling the product in its corporate stores. There was no legal requirement for the Company to accept these credits and returns but these credits and returns were allowed to enhance ongoing customer relations with our largest customer. Net sales of SATIETROL to GNC in 2001 after these returns were $476,559.

         Gross profit for the year ended December 31, 2002 was $1,355,260, which includes a $1,297,485 write off of excess SATIETROL inventory. Before this write off, gross profit was $2,652,745. This compares to gross profit of $3,554,680 for the same period in 2001 that includes $1,250,000 of licensing revenue from our SATIETROL licensing agreement with GSK. Without the licensing revenue, gross profit for the year ended December 31, 2001 was $2,304,680. In the third quarter of 2002, we chose to focus our resources on developing our sports drink business resulting in reduced SATIETROL sales. The decision to write off the SATIETROL inventory was made in accordance with generally accepted accounting principles.

         Our gross profit margin on product sales (before the inventory write off) increased to 51.8% for the year ended December 31, 2002 from 47.1% for the year ended December 31, 2001 (excluding the licensing revenue.) The primary reason for the increase in gross margin in 2002 compared to 2001 is the previously mentioned return of products from GNC in 2001. Without these returns, our gross profit margin for the year ended December 31, 2001 would have been 50.6%.

         Our selling, general, and administrative expenses increased to $3,725,512 for the year ended December 31, 2002 from $3,065,336 for the year ended December 31, 2001. The primary reasons for the increase was an increase in advertising expenses and marketing personnel.

         Research and development expenses increased to $165,514 for the year ended December 31, 2002 from $106,085 for the year ended December 31, 2001. The primary reason for the increase in research and development expenses is due to the clinical work conducted on our SATIETROL technology as discussed in Item 1(c) above. We anticipate research and development expenses will increase as additional clinical trials and studies are conducted on all of our products as we continue to seek out additional patents and claims for our products.

         The Company incurred interest expense of $93,477 for the year ended December 31, 2001 primarily as a result of debt issue costs associated with the issuance of the 10% Promissory Notes Due 2002. These costs were expensed as interest expense when full repayment was made in June 2001.

(c)      Liquidity and Capital Resources

         At December 31, 2002, the Company's current assets exceeded its current liabilities by approximately $2.2 million with a ratio of current assets to current liabilities of approximately 6.0 to 1. At December 31, 2002 Cash on hand was $628,436, a decrease of $1,220,411 from December 31, 2001, primarily because of our net loss for 2002 as well as an increase of $142,590 in accounts receivable from December 31, 2001 that was offset by an increase in accounts payable/accrued expenses of $11,122. Inventory levels decreased by $1,096,488 at December 31, 2002 as compared to December 31, 2001, predominantly because of the write off of excess SATIETROL inventory as discussed above.

         At our current level of operations, the Company believes it has sufficient working capital to meet its obligations as they become due. However, we intend to raise additional working capital to fund the launch of the ACCELERADE ready-to-drink product.

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

(f)      Impact of Recently Issued Financial Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and other Intangible Assets effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, a company must use the purchase method of accounting for all business acquisitions. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. The adoption of these standards is expected to have no effect on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of. We adopted this statement on January 1, 2002.

         In November 2002, the FASB issued Interpretation No. 45 (the "FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for

Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003 are not subject to liability recognition, but are subject to expended disclosure requirements. We do not believe that the adoption of this Interpretation will have a material impact on our financial position or statement of operations.

         In January 2003, FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51. FIN 46, requires us to consolidate variable interest entities for which we are deemed to be the primary beneficiary and disclose information about variable interest entities in which we have a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will become effective in the third quarter of 2003 for any variable interest entities formed prior to February 1, 2003. The adoption of this standard is expected to have no material effect on the Company's financial statements.

(g)      Off-Balance Sheet Arrangements

         There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

(h)      Critical Accounting Policies

         The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements. The Company has not adopted any significant new accounting policies during the period ended December 31, 2002.

         Among the significant judgments made by management in the preparation of the Company's financial statements are the determinations of the allowance for doubtful accounts and inventory evaluation. These adjustments are made each period in the ordinary course of accounting.

ITEM 7.  FINANCIAL STATEMENTS

         Financial information required in response to this Item of Form 10-KSB is set forth at pages F-1 through F-17 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 8, 2002, the Company filed a Current Report on Form 8-K dated April 1, 2002, reporting, under Item 4, a change in our independent auditors from Larson, Allen, Weishair & Co., LLP to Eisner, LLP to serve as the independent public accountants to audit the financial statements for the fiscal year ended December 31, 2002.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

9(a)     Directors and Executive Officers
         The directors and executive officers of the Company as of the date of this Report are as follows:

 Name                        Position with the Company
 ----                        -------------------------
 Robert Portman, Ph.D.       President and Chief Executive Officer, and Chairman
                             of the Board of Directors
 Stephen P. Kuchen           Vice President - Finance, Chief Financial Officer,
                             Treasurer, Assistant Secretary, and Director
 Bruce Bollinger             Executive Vice-President of Marketing
 David I. Portman            Secretary and Director
 T. Colin Campbell, Ph.D.    Director*
 Michael Cahr                Director*,#
 Joseph Harris               Director*,#

 *Member of Audit Committee
 #Member of Compensation Committee

         DR. ROBERT PORTMAN, age 58, has served as President and Chairman of the Board of Directors of the Company since its inception. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974 with his brother, David Portman. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising. C&M Advertising, with billings in excess of $100 million, handled national advertising for such diverse accounts as Berlex Laboratories, Ortho-McNeil Laboratories, Tetley Tea, Radisson Hotels and HIP of New Jersey. Effective June 1, 1995, Dr. Portman relinquished his responsibilities as Chairman of C&M Advertising (which since has been renamed "The Sawtooth Group") to assume his present positions with the Company on a full time basis, and, in September 1996, Dr. Portman sold his interest in that company.

         STEPHEN P. KUCHEN, age 42, is the Vice President - Finance, Chief Financial Officer, Treasurer, Assistant Secretary as well as a Director, of the Company. Mr. Kuchen joined the Company in February of 2000 as Controller, and was appointed to his current positions in June 2000 to fill a vacancy. Prior to joining the Company, Mr. Kuchen was employed from 1996 to 1999 as the Controller of Able Laboratories, a South Plainfield, New Jersey public company that manufactures and sells generic pharmaceuticals. Prior to his employment by Able Laboratories, Mr. Kuchen was the Controller of Jerhel Plastics, a privately owned manufacturer of women's compact cases from 1993 to 1996. Mr. Kuchen is a graduate of Seton Hall University in South Orange, NJ, and is a Certified Management Accountant.

         BRUCE BOLLINGER, age 43, has served as Executive Vice-President of Marketing since November 2002. Mr. Bollinger most recently served as Vice President of Marketing for Snapple Beverage Group, a division of Cadbury Schweppes PLC, since November of 1999. At Snapple, he was instrumental in greatly increasing the market share, revenues, and brand awareness for such well-known brands as Orangina(TM), Yoo-hoo(TM), Mistic(TM) juices, and Stewart's(TM) sodas. He brings to the Company more than 18 years of advertising, brand management, marketing, and promotion experience from other consumer products companies including Campbell Soup, Arm & Hammer - a division of Church & Dwight, and Nabisco - a division of R.J. Reynolds Tobacco.

         DAVID I. PORTMAN, age 62, has served as Secretary and a Director of the Company from its inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. In 1988, Mr. Portman sold his interest in M.E.D. Communications to Robert Portman, and became President of TRIAD Development, a real estate company that has numerous commercial and rental properties in New Jersey, a position that he still holds. Mr. Portman served as a director of First Montauk Securities Corp. from 1993 through December 31, 2002.

         DR. T. COLIN CAMPBELL, age 69, has served as a Director of the Company since its inception. Dr. Campbell also serves as Chairman of the Company's U.S. Scientific Advisory Board. Dr. Campbell has been Jacob Gould Schurman Professor of Nutritional Biochemistry of Cornell University since 1985. Over the past three decades, Dr. Campbell has been directing research correlating diet, lifestyle and disease. In 1979, Dr. Campbell, with the encouragement of the Chinese government, initiated the largest epidemiological study ever undertaken focusing on the relationship between nutrition and disease. The China-Cornell Research Project is expected to continue well into the 21st Century. Dr. Campbell is an honorary professor at the Chinese Academy of Preventive Medicine.

         MICHAEL CAHR, age 63, was appointed to the Board of Directors in April 2002. Since April 1999, Mr. Cahr has served as President of Saxony Consultants, a company that provides financial and marketing expertise to organizations in the United States and abroad. Mr. Cahr was Chairman of Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical information from September 1997 through March 1999 and President, CEO and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology, healthcare services, biotech and medical services from October, 1987 to June 1994. Mr. Cahr serves as a director of Lifecell Corporation, a Branchburg, New Jersey-based, publicly traded tissue engineering company where he has been a board member since 1991. He is also a director of Truswal Systems, an Arlington, Texas-based software engineering firm.

         JOSEPH HARRIS, age 56, was appointed to the Board of Directors in April 2002. Mr. Harris currently serves as Managing Partner of Conestoga Capital Partners, LLC, a venture capital company primarily making investments in early stage technology companies. From 2000 until 2002, Mr. Harris was Senior Vice-President - Corporate Development of Cantel Medical Corporation, a Nasdaq-listed medical device company. He was a Senior Vice-President and Director - Corporate Strategy and Development for SmithKline Beecham plc, a major pharmaceutical and healthcare company listed on both the New York Stock Exchange and London Stock Exchange, from 1996 to 2000. From 1986 to 1996, Mr. Harris served as Managing Director - Business Development and Director-Licensing and Technology Development for Eastman Kodak Company. He served as General Counsel, Secretary and Treasurer for Acme Electric Corporation, a New York Stock Exchange company that manufactures electrical and electronic equipment. Mr. Harris is licensed to practice law and is a certified public accountant in New York. In these capacities, he has worked as an attorney for Mackenzie Lewis Michelle & Hughes, a Syracuse, New York law firm and as an accountant on the tax and audit staff for Coopers & Lybrand, an International Public Accounting Firm based in Syracuse, New York.

         Under the Company's Stock Purchase Agreement with Glaxo Wellcome International, BV (an affiliate of GSK), Glaxo Wellcome has a right to designate a nominee to the Company's board of directors, and, thereafter, so long as Glaxo Wellcome and its affiliates own 10% or more of the Company's outstanding common stock, it has the right to require the Company to include its designee as a nominee in all elections of directors. The shares purchased under the Stock Purchase Agreement constitute less than 10% of the outstanding shares of the Company's common stock

9(b)     Scientific Advisory Boards

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

         John L. Ivy, Ph.D., Professor and Head of the Department of Kinesiology and Health Education at the University of Texas at Austin. He is also Adjunct, Professor, Cardiovascular Research Institute, University of North Texas Health Science Center, Ft. Worth, Texas. Dr. Ivy is one of the world's foremost exercise physiologists. He has published over 300 papers and chapters on the topic. He is a member of The American College of Sports Medicine. Dr. Ivy has performed much of the fundamental research that has furthered our understanding of the role of nutrition in improving muscle performance during and after exercise.

         Don Kirkendall, Ph.D., Assistant Professor in the Department of Orthopaedics at the University of North Carolina. Dr. Kirkendall also holds secondary appointments in the Department of Exercise and Sports Sciences and the Division of Physical Therapy. Prior to this,

Dr. Kirkendall served on the faculty of Illinois State University and the University of Wisconsin-Lacrosse and a staff appointment at the Cleveland Clinic Foundation. Dr. Kirkendall earned his BS Ed from Ohio University, MA at Ball State University and PhD at Ohio State University.

         John Seifert, Ph.D., Associate Professor of Exercise Science at St. Cloud State University. Dr. Seifert is a leading exercise physiologist. He is a member of the American College of Sports Medicine. His research has focused on physiological responses to environmental stress, the role of ergogenic aids in sport performance, and winter sports performance. Dr. Seifert received his Ph.D. from the University of Utah.

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

9(f)     Audit Committee Financial Expert

         Joseph Harris, a current director and member of the Company's Audit Committee of the Board of Directors, is the "Audit Committee Financial Expert" as that term is defined in Item 401 of Regulation S-B. In addition, Mr. Harris is "independent" as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         Robert Portman is the only executive officer of the Company with a fixed-term employment agreement. Under his 2001 Employment Agreement, Dr. Portman was employed for a two-year term commencing January 1, 2001, at an annual salary of $200,000. Consistent with the terms of the 2001 Employment Agreement, upon Dr. Portman's request and in light of the improved financial condition of the Company, the Board of Directors subsequently voted to increase Dr. Portman's 2001 salary to $275,000 and to issue a bonus in the amount of $111,120.

         Dr. Portman's 2001 Employment Agreement provided for a re-pricing of the grant of options issued under a previous employment agreement to purchase up to 475,000 shares of Common Stock, from $6.00 to $0.313 per share (the market price of the Company's common stock at December 31, 2000). These options are fully vested, were exercised in full during the second quarter of 2001 and were determined to have a value of $217,075. Dr. Portman's 2001 Employment Agreement also provided for a grant of options under the Company's 2000 Incentive Stock Option Plan to purchase up to an additional 460,000 shares of Common Stock priced at $0.313 per share (the market price of the Company's common stock at December 31, 2000). These options vest as to one-half of the shares as of the first and second anniversaries of the effective date of the 2001 Employment Agreement, provided that Dr. Portman is employed by the Company at such dates. To the extent not previously vested, the options also will vest if Dr. Portman's employment is terminated by the Company without cause or by Dr. Portman with cause.

         Currently, Dr. Portman is employed by the Company under a 2003 Employment Agreement that was effective as of January 1, 2003. Under the 2003 Employment Agreement, Dr. Portman will receive a salary of $275,000 per year. The 2003 Employment Agreement also provides that Dr. Portman may request the Compensation Committee of the Board of Directors to renegotiate his salary if the Company's financial situation improves. In addition, Dr. Portman is entitled to a discretionary bonus upon the recommendation of the Compensation Committee. Also pursuant to the 2003 Employment Agreement, Dr. Portman received options to purchase up to 300,000 shares of Common Stock under the Company's 2000 Stock Option Plan priced at $2.79 per share (the market price of the Company's common stock at December 24, 2002). One-third of the options vested on January 1, 2003, one-third vest on January 1, 2004 and one-third vest on January 1, 2005, provided that Dr. Portman is employed by the Company at such dates. To the extent not previously vested, the options also will vest if Dr. Portman's employment is terminated by the Company without cause or by Dr. Portman with cause.

         The 2003 Employment Agreement has a term of two years, and will terminate on December 31, 2004 unless terminated earlier by either Dr. Portman or the Company. Dr. Portman has the right to terminate the 2003 Employment Agreement without cause on thirty days prior written notice, or with cause (as defined in the 2003 Employment Agreement). The Company has the right to terminate the 2003 Employment Agreement for cause (as defined in the 2003 Employment Agreement). In addition, if Dr. Portman's employment is terminated for any reason whatsoever (except by the Company with cause), Dr. Portman will be entitled to receive a lump sum payment of an amount equal to the base salary which would have been paid during the period beginning on the date of termination of employment and ending on the earlier of (1) the scheduled termination date or (2) the first anniversary date of the termination date.

         The table below sets forth information concerning compensation paid to Dr. Portman and Stephen Kuchen, Vice President in 2002, 2001, and 2000. No executive officers of the Company other than Dr. Portman and Mr. Kuchen received compensation of $100,000 or more in fiscal 2002, 2001, and 2000. Mr. Bollinger currently receives compensation of $150,000 annually. He is not included in the table as he received only $25,250 of compensation in 2002.

Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                      Long Term Compensation
                              ---------------------------------------   ----------------------------------------
                                                                                   Awards              Payouts
                                                                        ----------------------------------------
                                                                                        Securities
                                                            Other                         Under-
                                                           Annual       Restricted        lying                   All Other
Name and                                                   Compen-         Stock         Options/        LTIP       Compen-
Principal                        Salary       Bonus         sation        Award(s)         SARs         Payouts     sation
Position              Year         ($)         ($)           ($)            ($)             (#)           ($)         ($)

(a)                    (b)         (c)         (d)           (e)            (f)             (g)           (h)         (i)
-------------------- -------- --------------- --------- --------------- ------------- ---------------- ---------- ------------
Robert Portman,       2002       275,000          -0-       (1)             -0-           300,000          -0-        -0-
President             2001       275,000     111,120     217,075 (2)        -0-         1,160,000 (3)      -0-        -0-
                      2000       200,000          -0-       (1)             -0-           275,000          -0-        -0-

Stephen Kuchen,       2002       100,000         500        (1)             -0-                -0-         -0-        -0-
Vice President        2001        92,500       3,000        (1)             -0-            25,000          -0-        -0-
                      2000        72,452 (4)      -0-       (1)             -0-            35,000          -0-        -0-
-------------------- -------- --------------- --------- --------------- ------------- ---------------- ---------- ------------

(1)  Less than 10% of annual salary and bonus.
(2)  Value of re-priced options on date of exercise by Dr. Portman.
(3) 475,000 of these options were re-priced options issued to Dr. Portman prior to 1999, as discussed above and 225,000 of these options were replacements for options that expired in 2001.
(4)  Mr. Kuchen joined the Company in February 2000.

         The following table sets forth certain information regarding options granted in fiscal 2002:

                      Option/SAR Grants in Fiscal Year 2002
                               (Individual Grants)

                                             Number of        Percent Of Total
                                            Securities          Options/SARs
                                            Underlying           Granted to         Exercise Or
                                           Options/SARs         Employees In         Base Price
Name                                        Granted (#)          Fiscal Year         ($/Share)       Expiration Date
(a)                                             (b)                  (c)                (d)                (e)
--------------------------------------- -------------------- -------------------- ----------------- ------------------
Robert Portman                                300,000               66.8%              $2.79            12/31/07

Stephen Kuchen                                     -0-                -0-               ---                ---

Bruce Bollinger                               105,000               23.4%              $1.02            10/16/07
--------------------------------------- -------------------- -------------------- ----------------- ------------------

         Dr. Portman's options vest as to 100,000 shares at 12/31/02, 100,000 shares at 12/31/03, and 100,000 shares at 12/31/04. Mr. Bollinger's options vest as to 35,000 shares at 10/16/03, and 2,917 shares per month each month after 10/16/03.

         The following table sets forth information with respect to the number of unexercised options and the value of unexercised "in-the-money" options held by Robert Portman and Stephen Kuchen at December 31, 2002.

             Aggregated Option/SAR Exercises in Fiscal Year 2002 and
                          Option/SAR Values at 12/31/02

                                                             Number of Securities          $ Value of Unexercised
                                                            Underlying Unexercised        In-the-Money Options/SARs
                                 Shares                    Options/SARs At 12/31/02              At 12/31/02
                                Acquired       Value             Exercisable/                   Exercisable/
                               On Exercise   Realized           Unexercisable                   Unexercisable
Name                               (#)         ($)                   (#)                             ($)
(a)                                (b)         (c)                   (d)                             (e)
------------------------------ ------------ ----------- ------------------------------- ------------------------------
                                                        Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------------ ------------ ----------- -------------- ---------------- -------------- ---------------
Robert Portman                     -0-         -0-       1,130,000          430,000      1,671,010          724,510

Stephen Kuchen                     -0-         -0-          60,000               -0-        79,995               -0-

Bruce Bollinger                    -0-         -0-             -0-          105,000           -0-           223,650
------------------------------ ------------ ----------- -------------- ---------------- -------------- ---------------

         For the purpose of computing the value of "in-the-money" options at December 31, 2002, in the above table, the fair market value of the Common Stock at such date is deemed to be $3.15 per share, the closing sale price of the Common Stock on such date as reported by Nasdaq.

                   Directors' Compensation in Fiscal Year 2002

         For the year ended December 31, 2002, the Company compensated its four independent Directors $3,500 each and will pay each independent Director $500 per month in 2003.

Section 16(a)  Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and any persons who own more than ten percent of the Company's Common Stock, file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all such reports that they file.

         In the fiscal year ended December 31, 2002, two directors of the Company (Michael Cahr and Joseph Harris) did not timely report on Form 3 Initial Statement of Beneficial Ownership of Securities their initial holdings of the Company's Common Stock. At the time the two Forms were filed, Mr. Cahr did not own any Common Stock of the Company and Mr. Harris owned 1,000 shares of Common Stock of the Company. To the knowledge of the Company, based on a review of the Section 16 reports, no other person has failed to comply with the
Section 16 reporting requirements of the Exchange Act during the fiscal year ended December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 28, 2003, the Company had 6,115,703 shares of Common Stock outstanding. The following table sets forth information concerning the present ownership of the Company's Common Stock by the Company's directors, executive officers and each person known to the Company to be the beneficial owner of more than five percent of either of such classes of the capital stock, the beneficial ownership of these securities by such persons following the offering, and the total voting power represented by the securities owned by such persons.

                                         Common Stock (2)                       Common Stock (2)
                                         ----------------                       ----------------
Name and Address (1)                     Amount Beneficially Owned              Percentage of Class
--------------------                     -------------------------              -------------------
Robert Portman (3)                               2,579,767                             34.5%
President, Chief Executive Officer
and a Director

Stephen P. Kuchen (4)                               60,000                              1.0%
Vice President, Chief Financial
Officer and a Director

Bruce Bollinger (5)                                     -0-                               *
Executive Vice President- Marketing

David I. Portman (6)                               303,500                              4.9%
Secretary and a Director

T. Colin Campbell (7)                              180,954                              2.9%
Director

Michael Cahr (8)                                    10,000                                *
Director

Joseph Harris (9)                                   11,000                                *
Director

Executive Officers and Directors as a            3,145,221                             40.9%
group (7 persons)

                                         Common Stock (2)                       Common Stock (2)
                                         ----------------                       ----------------
Name and Address (1)                     Amount Beneficially Owned              Percentage of Class
--------------------                     -------------------------              -------------------
GlaxoSmithKline PLC                              541,711                               8.9%
Glaxo Wellcome House
Berkeley Avenue
Greenford, Middlesex
England UB6 0NN

----------

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

(3) Includes (a) an option issued pursuant to the Company's 1995 Incentive Stock Option Plan (a "1995 Plan Option") to acquire 200,000 shares at a price of $2.25 per share, (b) a 1995 Plan Option to acquire 100,000 shares at a price of $1.75 per share, (c) a 1995 Plan Option to acquire 275,000 shares at a price of $2.50 per share, (d) a 1995 Plan Option to acquire 225,000 shares at a price of $1.00 per share, (e) a 2001 Employment Contract Option issued pursuant to the Company's 2000 Incentive Stock Option Plan (a "2000 Plan Option") to acquire 460,000 shares at a price of $0.313 per share, and (f) a 2003 Employment Contract Option issued pursuant to the Company's 2000 Incentive Stock Option Plan (a "2000 Plan Option") to acquire 100,000 shares at a price of $2.79 per share. Does not include 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her minor children, as to which Dr. Portman disclaims beneficial ownership.

(4) Includes (a) a 1995 Plan Option to acquire 10,000 shares at a price of $3.25 per share, (b) a 1995 Plan Option to acquire 25,000 shares at a price of $2.375 per share, (c) a 1995 Plan Option to acquire 10,000 shares at a price of $0.313 per share and, (d) a 2000 Plan Option to acquire 15,000 shares at a price of $1.00 per share.

(5) Does not include a 2000 Plan Option to acquire 105,000 shares at a price of $1.02 per share, which does not vest within 60 days of the filing of this report.

(6) Includes (a) a 1995 Plan Option to acquire 5,000 shares at a price of $2.25 per share, (b) a 1995 Plan Option to acquire 10,000 shares at a price of $0.313 per share and (c) 100,000 warrants exercisable at $0.875 per share issued pursuant to a second quarter 2001 debt financing.

(7) Includes (a) a 1995 Plan Option to acquire 5,000 shares at a price of $2.25 per share, (b) a 1995 Plan Option to acquire 10,000 shares at a price of $0.313 per share and (c) a 1995 Plan Option to acquire 5,000 shares at a price of $2.00 per share. Does not include 38,900 shares of Common Stock owned by Dr. Campbell's wife or 147,000 shares of Common Stock owned by Dr. Campbell's adult children, as to which he disclaims beneficial ownership.

(8) Includes (a) a 1995 Plan Option to acquire 10,000 shares at a price of $4.50 per share.

(9) Includes (a) a 1995 Plan Option to acquire 10,000 shares at a price of $4.88 per share.

                        Existing Stock Compensation Plans

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

                                                                                                Number of securities
                                                                                              remaining available for
                                 Number of securities to be                                    future issuance under
        Plan Category             issued upon exercise of      Weighted-average exercise     equity compensation plans
                                    outstanding options,          price of outstanding         (excluding securities
                                    warrants and rights       options, warrants and rights    reflected in column (a))
------------------------------- ----------------------------- ----------------------------- -----------------------------
                                            (a)                           (b)                           (c)
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans                2,238,575                       $1.71                        761,425
approved by security holders

Equity compensation plans not
approved by security holders                    -0-                        N/A                            N/A

            Total                        2,238,575                       $1.71                        761,425
------------------------------- ----------------------------- ----------------------------- -----------------------------

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

ITEM 14. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing date of this Annual Report on Form 10-KB, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)      Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                            SUPPLEMENTAL INFORMATION

         The Issuer has not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 2002. Such report and proxy statement will be furnished to security holders in connection with the Company's Annual Meeting, scheduled to be held in the second quarter of 2003. Copies of such material will be furnished to the Commission when it is sent to security holders.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.

By:      /s/ROBERT PORTMAN
    ----------------------------------------------------------------------------
         Robert Portman, President, Chief Executive Officer
Date:  March 28, 2003

In accordance with the Securities Exchange Act of 1934 and the requirements of Form 10-KSB, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ROBERT PORTMAN                  Director and Chief             March 28, 2003
---------------------------        Executive Officer
Robert Portman

/s/STEPHEN P. KUCHEN               Director and Principal         March 28, 2003
---------------------------        Financial and Accounting
Stephen P. Kuchen                  Officer

/s/DAVID I. PORTMAN                Director and Secretary         March 28, 2003
---------------------------
David I. Portman

/s/T. COLIN CAMPBELL               Director                       March 28, 2003
---------------------------
T. Colin Campbell

/s/MICHAEL CAHR                    Director                       March 28, 2003
---------------------------
Michael Cahr

/s/JOSEPH HARRIS                   Director                       March 28, 2003
---------------------------
Joseph Harris

I, Robert Portman, certify that:

1. I have reviewed this annual report on Form 10-KSB of PacificHealth Laboratories, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ ROBERT PORTMAN
-----------------------------------------------------
Robert Portman, Chief Executive Officer and President

I, Stephen P. Kuchen, certify that:

1. I have reviewed this annual report on Form 10-KSB of PacificHealth Laboratories, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on ur most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ STEPHEN P. KUCHEN
----------------------------------------------------------------------
Stephen P. Kuchen, Chief Financial Officer and Vice President, Finance

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

3.2               --       Amended and Restated Bylaws of the Company                   C

3.3               --       Certificate of Amendment of Certificate of                   *
                           Incorporation of PacificHealth Laboratories, Inc.

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

23.1              --       Consent of Eisner LLP                                        *

23.2              --       Consent of Larson, Allen, Weishair, & Co., LLP               *

99.1              --       Certification of chief executive officer and chief           *
                           financial officer pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.


---------------------
*    Filed herewith

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

D Filed with Definitive Proxy Statement (Schedule 14A) for annual meeting held on August 16, 2000, filed on July 11, 2000.

E Filed with Current Report on Form 8-K dated June 1, 2001, filed on June 14, 2001.

F    Filed with Annual Report on Form 10-KSB for the year ended December 31,
     2001

G Filed with Amendment to Current Report on Form 8-K dated June 1, 2001, filed July 5, 2001.

                        PACIFICHEALTH LABORATORIES, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

PACIFICHEALTH LABORATORIES, INC.

Contents

                                                                      Page
                                                                      ----
Financial Statements

   Independent auditors' report                                       F-1

   Independent auditors' report                                       F-2

   Balance sheets as of December 31, 2002 and 2001                    F-3

   Statements of operations for the years ended
      December 31, 2002 and 2001                                      F-4

   Statements of changes in stockholders' equity for the
      years ended December 31, 2002 and 2001                          F-5

   Statements of cash flows for the years ended
      December 31, 2002 and 2001                                      F-6

   Notes to financial statements                                      F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
PacificHealth Laboratories, Inc.
Woodbridge, New Jersey

We have audited the accompanying balance sheet of PacificHealth Laboratories, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

Florham Park, New Jersey
February 12, 2003

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of PacificHealth Laboratories, Inc.

We have audited the accompanying balance sheet of PacificHealth Laboratories, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

                                  LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
January 29, 2002

PACIFICHEALTH LABORATORIES, INC.

Balance Sheets

                                                          December 31,
                                               --------------------------------
                                                     2002               2001
                                               -------------        -----------

ASSETS
Current assets:
   Cash and cash equivalents                   $     628,436        $ 1,848,847
   Accounts receivable, net                          335,219            192,628
   Inventories                                     1,537,784          2,634,272
   Prepaid expenses                                  142,865            165,079
                                               -------------        -----------

      Total current assets                         2,644,304          4,840,826
                                               -------------        -----------

Property and equipment, net                           66,835             62,709

Deposits                                               3,991            108,322
                                               -------------        -----------

                                               $   2,715,130        $ 5,011,857
                                               =============        ===========

LIABILITIES
Current liabilities:
   Note payable                                $      64,212        $    45,048
   Accounts payable and accrued expenses             280,384            291,506
   Other liabilities                                 100,000
                                               -------------        -----------

        Total current liabilities                    444,596            336,554
                                               -------------        -----------

Commitments (Note G)

STOCKHOLDERS' EQUITY
Common stock, $.0025 per value, authorized
  50,000,000 shares; issued and outstanding
  6,114,703 shares at December 31, 2002 and
  6,039,203 shares at December 31, 2001              15,287              15,098
Additional paid-in capital                        13,839,973         13,674,479
Accumulated deficit                              (11,584,726)        (9,014,274)
                                               -------------        -----------

        Total stockholders' equity                 2,270,534          4,675,303
                                               -------------        -----------

                                               $   2,715,130        $ 5,011,857
                                               =============        ===========

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Operations

                                                          Year Ended
                                                         December 31,
                                              ---------------------------------
                                                    2002              2001
                                              --------------      -------------
Revenues:
   Products                                   $    5,120,353      $   4,895,527
   Licensing revenues                                                 1,250,000
                                              --------------      -------------

                                                   5,120,353          6,145,527
                                              --------------      -------------

Cost of goods sold:
   Product sales                                   2,467,608          2,590,847
   Write-off of inventory                          1,297,485
                                              --------------      -------------

                                                   3,765,093          2,590,847
                                              --------------      -------------

Gross profit                                       1,355,260          3,554,680
                                              --------------      -------------

Operating expenses:
   Selling, general and administrative             3,725,512          3,065,336
   Research and development                          165,514            106,085
   Depreciation                                       47,045             43,578
                                              --------------      -------------

                                                   3,938,071          3,214,999
                                              --------------      -------------

Net operating (loss) income                       (2,582,811)           339,681
                                              --------------      -------------

Other income (expense):
   Interest income                                    15,378             39,422
   Interest expense                                   (3,019)           (93,477)
                                              ---------------     --------------

                                                      12,359            (54,055)
                                              --------------      --------------

Net (loss) income                             $   (2,570,452)     $     285,626
                                              ==============      =============

Net (loss) income per share - basic           $        (0.42)     $        0.05
Net (loss) income per share - diluted         $        (0.42)     $        0.04

Weighted average shares outstanding:
   Basic                                           6,081,753          5,467,742
   Diluted                                         6,081,753          6,477,640

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Changes in Stockholders' Equity

                                                     Common Stock         Additional
                                                ---------------------      Paid-in          Accumulated
                                                  Shares      Amount       Capital            Deficit            Total
                                                ---------   ---------    ------------    ----------------     -----------
Balance, January 1, 2001                        4,646,367   $  11,616    $ 11,060,246    $     (9,299,900)    $ 1,771,962
Common stock issued                             1,392,836       3,482       2,191,591                           2,195,073
Re-pricing of employee stock options                                          217,075                             217,075
Non-employee stock options                                                    105,525                             105,525
Issuance of stock warrants                                                    100,042                             100,042
Net income                                                                                        285,626         285,626
                                                ---------   ---------    ------------    ----------------     -----------

Balance, December 31, 2001                      6,039,203      15,098      13,674,479          (9,014,274)      4,675,303
Stock options exercised                            75,500         189         136,562                             136,751
Fair value of stock options issued to
 non-employee                                                                  28,932                              28,932
Net loss                                                                                       (2,570,452)     (2,570,452)
                                                ---------   ---------    ------------    ----------------     -----------

Balance, December 31, 2002                      6,114,703   $  15,287    $ 13,839,973    $    (11,584,726)    $ 2,270,534
                                                =========   =========    ============    ================     ===========

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Cash Flows

                                                                                     Year Ended December 31,
                                                                                 -------------------------------
                                                                                     2002                2001
                                                                                 -------------       -----------
Cash flows from operating activities:
   Net (loss) income                                                             $  (2,570,452)      $   285,626
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
        Depreciation                                                                    47,045            43,578
        Fair value of non-employee stock options and warrants                           28,932           422,642
        Write-off of inventory                                                       1,297,485
        Changes in:
           Accounts receivable                                                        (142,591)          248,769
           Prepaid expenses                                                             22,214            (2,612)
           Inventory                                                                  (200,997)         (981,579)
           Deposits                                                                    104,331           (54,331)
           Accounts payable and accrued expenses                                       (11,122)         (443,871)
           Other liabilities                                                           100,000
                                                                                 -------------       -----------

              Net cash used in operating activities                                 (1,325,155)         (481,778)
                                                                                 -------------       -----------

Cash flows from investing activity:
   Purchase of property and equipment                                                  (51,171)          (32,246)
                                                                                 -------------       -----------

Cash flows from financing activities:
   Issuance of common stock                                                                            1,500,000
   Common stock options exercised                                                      136,751           695,073
   Proceeds of note payable                                                            118,776            70,577
   Repayment of note payable                                                           (99,612)          (73,270)
                                                                                 -------------       -----------

              Net cash provided by financing activities                                155,915         2,192,380
                                                                                 -------------       -----------

Net (decrease) increase in cash and cash equivalents                                (1,220,411)        1,678,356
Cash and cash equivalents at beginning of year                                       1,848,847           170,491
                                                                                 -------------       -----------

Cash and cash equivalents at end of year                                         $     628,436       $ 1,848,847
                                                                                 =============       ===========

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                                   $       3,019       $     7,377


See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2002 and 2001

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

[1]      The Company:

         PacificHealth Laboratories, Inc. (the "Company" or the "PHLI") was incorporated in April 1995 to develop and market dietary supplements that improve and promote health and well being and can be offered for sale without prior approval by The Food and Drug Administration under current regulatory guidelines. The Company's first product, ENDUROX (R) was introduced in March 1996, and commercial sales began in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX EXCEL (R). In February 1999, the Company introduced ENDUROX (R) R4 (TM) Performance/Recovery Drink, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. During 2000, the company introduced a new product, SATIETROL (R), an appetite control product which is based on the use of nutritional ingredients to stimulate cholecystokinin (CKK), a protein released after eating which has shown to be an important satiety signal in humans. This product competes in the market for weight loss and weight control products. In June 2001, the Company introduced ACCELERADE (R) Sports Drink which uses the same patented technology as ENDUROX R4 to improve endurance during exercise. The Company utilizes third party contractors to manufacture all products.

[2]      Cash and cash equivalents:

         The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

[3]      Allowance for doubtful accounts:

         The Company provides an allowance for uncollectible accounts receivable based on management's evaluation of collectibility of outstanding accounts receivable.

[4]      Inventories:

         Inventories are recorded at the lower of cost or market using the first-in, first-out (FIFO) method.

[5]      Property and equipment:

         Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 2 to 5 years.

[6]      Earnings per share:

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options was computed using the treasury stock method. For the years ended December 31, 2002 and 2001, diluted earnings per share did not include the effect of 2,248,575, 122,000 and 870,677, and 120,000 of options and warrants outstanding, respectively, at such dates as this effect would be anti-dilutive.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2002 and 2001

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]      Revenue recognition:

         Revenue from product sales is recognized upon shipment to customers, title passing and all obligations of the Company have been satisfied. Standard sales contracts do not provide for product returns, rebates, discounts or other adjustments. Occasional customer contacts, while unusual, provide for contractual discounts, rebates, return allowances and other adjustments. A provision for these adjustments is made in the same period the related sales are recorded. These provisions have historically been insignificant. Except for the occasional contractual adjustments and product recalls, the Company generally does not accept product returns or make other adjustments. When the Company recalls or discontinues a product, subsequent to the initial sale, an allowance is provided when the recall or discontinuance becomes known.

         Consigned sales are not recorded until the product is re-sold and payment received. There were no outstanding consigned sales at December 31, 2002 or 2001.

         Revenue from the licensing agreement is recognized upon delivery of products or the completion of certain milestone events which reflect the culmination of the earning process.

[8]      Research and development:

         Costs of research and development activities are expensed as incurred.

[9]      Advertising costs:

         Advertising costs are expressed as incurred. During 2002 and 2001, the Company recorded advertising expense of $900,396 and $557,189, respectively.

[10]     Stock-based compensation:

         The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB" Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The Company's stock option plans are described in Note H. The following table illustrates the effect on net (loss) income and earnings per share if the fair value based method had been applied to all awards.

                                                                                    Year Ended December 31,
                                                                               --------------------------------
                                                                                      2002              2001
                                                                               ---------------    -------------
        Reported net (loss) income                                             $    (2,570,452)   $     285,626
        Stock-based employee compensation expense included in
           reported net loss, net of related tax effects                                     0          217,075
        Stock-based employee compensation determined under the
           fair value based method, net of related tax effects                        (267,377)        (166,418)
                                                                               ---------------    -------------

        Pro forma net (loss) income                                            $    (2,837,829)   $     119,208
                                                                               ===============    =============

        Basic (loss) per share:
           As reported                                                         $          (.42)   $         .05
                                                                               ===============    =============
           Pro forma                                                           $          (.47)   $         .02
                                                                               ===============    =============

        Diluted (loss) income per share:
           As reported                                                         $          (.42)   $         .04
                                                                               ===============    =============
           Pro forma                                                           $          (.47)   $         .02
                                                                               ===============    =============

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2002 and 2001

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10]     Stock-based compensation:  (continued)

         The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 132% for 2002 and 40% for 2001, expected life of options of 5 years, risk free interest rate of approximately 3% in 2002 and 5% in 2001 and a dividend yield of 0%. The weighted average fair value of options granted during the years ended December 31, 2002 and 2001 were $2.17 and $.18, respectively.

[11]     Segment information:

         SFAS No. 131, Segment Information, requires pubic enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in addressing performance. The financial information is required to be reported on the basis that is used internally for evaluating this segment performance. The Company operates in one business segment: the design, development and marketing of dietary and nutritional supplements that enhance health and well being.

[12]     Income taxes:

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse.

[13]     Comprehensive income:

         The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not have any comprehensive income items at December 31, 2002 and 2001.

[14]     Recent accounting pronouncements:

         In June 2001, the Financial Accounting Standards Board issued No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and other Intangible Assets effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, a company must use the purchase method of accounting for all business acquisitions. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. The adoption of these standards is expected to have no effect on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of. We adopted this statement on January 1, 2002.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2002 and 2001

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[14]     Recent accounting pronouncements:  (continued)

         In November 2002, the FASB issued Interpretation No. 45 (the "FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expended disclosure requirements. We do not believe that the adoption of this Interpretation will have a material impact on our financial position or statement of operations.

         In January 2003, FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51. FIN 46, requires us to consolidate variable interest entities for which we are deemed to be the primary beneficiary and disclose information about variable interest entities in which we have a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will become effective in the third quarter of 2003 for any variable interest entities formed prior to February 1, 2003. The adoption of this standard is expected to have no material effect on the Company's financial statements.

[15]     Use of estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results may differ from these estimates.

NOTE B - ACCOUNTS RECEIVABLE

                                                        2002           2001
                                                    -----------    -----------

           Accounts receivable                      $   335,219    $   252,253
           Less allowance for doubtful accounts                         59,625
                                                    -----------    -----------

                                                    $   335,219    $   192,628
                                                    ===========    ===========

NOTE C - INVENTORIES

Inventories at consist of the following:

                                                        2002           2001
                                                    -----------    -----------

           Raw materials                            $     3,228    $   318,892
           Packaging supplies                            39,341         45,849
           Finished goods                             1,495,215      2,272,836
           Reserve for obsolescence                                     (3,305)
                                                    -----------    -----------

                                                    $ 1,537,784    $ 2,634,272
                                                    ===========    ===========

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2002 and 2001

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        2002           2001
                                                    -----------    -----------

           Furniture and equipment                  $   270,609    $   221,323
           Molds and dies                                83,735         81,850
                                                    -----------    -----------

                                                      354,344          303,173
           Less accumulated depreciation              287,509          240,464
                                                    -----------    -----------

                                                    $    66,835    $    62,709
                                                    ===========    ===========

Depreciation expense aggregated $47,045 and $43,578 for the years ended December 31, 2002 and 2001, respectively.

NOTE E- NOTE PAYABLE

                                                        2002           2001
                                                    -----------    -----------

           Installment note payable to insurance
             finance company due in monthly
             installments of $7,343, including
             interest at 6.95% through September
             2003                                   $    64,212
           Installment note payable to insurance
             finance company due in monthly
             installments of $4,784, including
             interest at 7.5% through September
             2002                                                  $    45,048

NOTE F - STOCKHOLDERS' EQUITY

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

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2002 and 2001

NOTE G - COMMITMENTS

[1]      Licensing agreement:

         On June 1, 2001, the Company entered into an exclusive license agreement with GlaxoSmithKline ("GSK"), one of the world's largest pharmaceutical companies, for SATIETROL, the Company's appetite control product. The agreement provided GSK with worldwide rights to the trademarks, technology, patents, and know how for SATIETROL for the duration of the patents which expire in 2017. Under the agreement, PHLI received an initial payment of $1,000,000, has received a subsequent milestone payment of $250,000. The agreement permitted GSK to terminate the license agreement at any time for any reason, provided that it paid all milestone payments earned prior to termination. In 2001, GSK also purchased approximately 9% of PHLI's common stock for $1.5 million under a contemporaneous stock purchase agreement. As of September 30, 2002, the Company has received an aggregate $2,750,000 from GSK from the combined licensing and stock purchase agreement. During the third quarter of 2002, GSK terminated the licensing agreement and therefore, the Company will not receive any additional milestone payments. All rights to the product under this agreement have reverted to the Company.

[2]      Employment agreement:

         The Company entered into a two-year employment contract on January 1, 2003, with the Chairman and CEO that provides for minimum annual compensation of $275,000. The Company is the beneficiary of a keyman life insurance policy (on the Chairman's life) for $2,000,000.

[3]      Lease:

         The Company has a lease agreement for its office space which expires in July 2003. The lease provides for the rental of 3,684 square feet. Minimum annual rentals, including utilities, through July 30, 2003 amounts to $30,390. Rent expense amounted to $68,031 and $61,342 in 2002 and 2001, respectively.

[4]      Purchase commitment:

         During the year ending December 31, 2002, the Company entered into an agreement with a third party to purchase raw material. The total commitment is for $57,500.

NOTE H - STOCK OPTION PLANS

The Company has two stock option plans (the "Plans") under which 2,238,575 shares of common stock are reserved for issuance under the Plans. In 1995, the Company established an incentive stock option plan (the "Plan") in which options to purchase the common stock of the Company may be awarded to employees. In 2000, the Company established another stock option plan to increase the number of options under the Plans.

Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or as options not qualified under Section 422 of the Code. All options are issued with an exercise price at or above 100% of the fair market value of the common stock on the date of grant. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code. Incentive Stock Option awards of unrestricted stock are not designed to be deductible to the Company under
Section 162(m). The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 5 years and outstanding options expire from February 2003 through November 2011.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2002 and 2001

NOTE H - STOCK OPTION PLANS  (CONTINUED)

Stock option transactions for employees during 2002 and 2001 were as follows:

                                                                                Exercise Price        Weighted Average
                                                                                      Per              Exercise Price
                                                 Option           Vested            Common               Per Share
                                                 Shares           Shares             Share              Outstanding
                                            -------------     -------------    -----------------     -------------------

     Balance, January 1, 2001                   1,558,500         1,518,500      $1.75 - $6.00            $  3.81
     Granted/vested during the year               971,500           455,000     $0.313 - $3.30               0.79
     Exercised during the year                   (625,000)         (625,000)    $0.313 - $2.25               0.74
     Expired during the year                     (227,500)         (227,500)     $2.25 - $3.75               3.73
     Cancelled during the year                   (190,000)         (190,000)         $3.75                   3.75
                                            -------------     -------------

     Balance, December 31, 2001                 1,487,500           931,000     $0.313 - $4.75               1.49
     Granted/vested during the year               469,200           308,167      $0.98 - $4.88               2.52
     Exercised during the year                    (61,000)          (61,000)     $1.00 - $2.00               1.98
                                            -------------     -------------

     Balance, December 31, 2002                 1,895,700         1,178,167     $0.313 - $4.88               1.68
                                            =============     =============

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2002 is as follows:

                                                          Weighted
                                                           Average          Weighted                       Weighted
                                         Number           Remaining         Average                         Average
                  Range of             Outstanding       Contractual        Exercise         Number        Exercise
               Exercise Prices         at 12/31/02     Life (in Years)       Price        Exercisable        Price
               ---------------         -----------     ---------------      --------      -----------     ----------
                $.313 - $2.00            965,700            3.54             $0.78            623,000       $  .91
                $2.01 - $4.00            897,500            3.14             $2.64            527,667         2.44
                $4.01 - $4.88             32,500            4.08             $4.59             27,500         4.63

In addition to options granted to employees under the plans, the Company issued stock options pursuant to contractual agreements to non-employees. Options granted under these agreements are expenses when the related service or product is provided. The Company recognized an expense of $28,932 and $105,525 for such options issued in 2002 and 2001, respectively.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2002 and 2001

NOTE H - STOCK OPTION PLANS  (CONTINUED)

Stock option transactions for non-employees during 2002 and 2001 were as follows:

                                                                                       Exercise Price        Weighted Average
                                                                                            Per               Exercise Price
                                                        Option          Vested             Common                Per Share
                                                        Shares          Shares             Share                Outstanding
                                                    ------------    -----------        ---------------      -------------------
          Balance, January 1, 2001                       304,200        214,200         $1.25-$6.00               $   3.02

          Granted/vested during the year                 171,000        114,000         $0.313-$6.30                  1.59
          Exercised during the year                      (16,125)       (16,125)        $0.781-$2.25                  2.01
          Expired during the year                        (61,000)       (61,000)        $3.75-$4.75                   4.00
          Cancelled during the year                       (5,000)        (5,000)           $3.75                      3.75
                                                    ------------    ------------

          Balance, December 31, 2001                     393,075        246,075         $0.313-$6.30                  2.11

          Granted/vested during the year                  15,500        137,000         $1.00-$3.80                   1.24
          Exercised during the year                      (15,000)       (14,500)        $1.00-$1.25                   1.08
          Expired during the year                        (40,700)       (40,700)        $4.25-$6.00                   5.37
                                                    ------------    -----------

          Balance, December 31, 2002                     352,875        327,875         $0.313-$6.00                  1.79
                                                    ============    ===========

Information with respect to non-employee stock options outstanding and non-employee stock options exercisable at December 31, 2002 is as follows:

                                                          Weighted
                                                           Average          Weighted                       Weighted
                                                          Remaining         Average                        Average
                  Range of               Number          Contractual        Exercise         Number        Exercise
               Exercise Prices         Outstanding     Life (in Years)       Price        Exercisable       Price
               ---------------         -----------     ---------------      --------      -----------     ----------
               $0.313 - $2.00             201,500           2.75           $  0.21            176,500      $  1.03
                $2.01 - $4.00             134,875           2.00              0.36            134,875         2.38
                $4.01 - $6.30              16,500           1.50              2.60             16,500         5.13

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2002 and 2001

NOTE H - STOCK OPTION PLANS  (CONTINUED)

Stock warrant transactions during 2002 and 2001 were as follows:

                                                                                                             Weighted Average
                                                                                    Exercise Price          Exercise Price Per
                                                 Warrant           Vested             Per Vested               Vested Common
                                                 Shares            Shares            Common Share                  Share
                                              ------------     ------------      ------------------        ---------------------
       Balance, January 1, 2001                    269,750          269,750        $3.438 - $8.70                 $   6.06

       Granted/vested during the year              300,000          300,000            $0.875                        0.875
       Exercised during the year                  (210,000)        (210,000)       $0.875 - $3.75                     1.01
       Expired during the year                     (60,875)         (60,875)       $3.75 - $6.25                      4.32
                                              ------------     ------------

       Balance, December 31, 2001                  298,875          298,875        $0.875 - $8.70                     4.75

       Expired during the year                    (176,875)        (176,875)       $0.875 - $3.48                     7.11
                                              ------------     ------------

       Balance, December 31, 2002                  122,000          122,000        $0.875 - $3.48                     1.35
                                              ============     ============

During 2001, the total expense recognized by the Company for these non-employee warrants was $100,042. No expense was recognized during 2002.

Effective January 1, 2001, the Company re-priced 475,000 options of an employee from $6.00 to $0.313 per share. All other terms of the options remained the same. The options were subsequently exercised during 2001. As a result of re-pricing employee options during 2001 an expense was recognized by the Company amounting to $217,075.

NOTE I - INCOME TAXES

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

                                                                            2002                            2001
                                                                --------------------------         ----------------------
                                                                   Amount         Percent            Amount       Percent
                                                                ------------    ----------         ---------      -------
        U.S. Federal income tax provision (benefit)
           at federal statutory rate                            $   (899,658)          (35)%       $  99,969           35%
        State tax, net of federal tax effect                        (231,341)           (9)           28,755           10
        Non-deductible options and warrants                           10,126                          71,948           25
        Change in valuation allowance                              1,076,000            42          (200,000)         (70)
        Other                                                         44,873             2              (672)
                                                                ------------    ----------         ---------      -------

                                                                $          0             0%        $       0            0%
                                                                ============    ==========         =========      =======

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2002 and 2001

NOTE I - INCOME TAXES (CONTINUED)

At December 31, 2002, the Company has $10,861,000 in federal net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire through the year 2022.

The components of the Company's deferred tax assets are as follows:

                                                   2002               2001
                                             ----------------   ---------------
          Net operating loss carryforwards   $      4,066,000   $     3,035,000
          Deferred charges                             45,000
          Valuation allowance                      (4,111,000)       (3,035,000)
                                             ----------------   ---------------

          Deferred tax asset                 $              0   $             0
                                             ================   ===============

NOTE J - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISKS

[1]      Concentration of credit risk:

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade accounts receivable.

         The Company has concentrated its credit risk for cash by maintaining substantially all of its depository accounts in a single financial institution which exceeded guarantee by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The financial institution has a strong credit rating, and management believes that credit risk relating to these deposits is minimal.

         The Company does not require collateral on its trade accounts receivable. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

[2]      Fair value of financial instruments:

         Cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short maturity of these instruments.

[3]      Major customers:

         For the year ended December 31, 2002 and 2001, the Company had revenues from two customers which accounted for approximately 53% and 49%, respectively, of total revenue. Accounts receivable outstanding related to these customers at December 31, 2002 and 2001 were $123,444 and $66,261 which amounted to 37% and 34% of total receivable, respectively.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2002 and 2001

NOTE K - SEGMENT AND RELATED INFORMATION

In 2002 and 2001 the Company has one reportable segment:

Dietary and nutritional supplements.

The following table presents revenues by region:

                                             2002                 2001
                                         -------------         ------------

          United States                  $   4,947,328         $  4,790,991
          Canada                               173,025              104,536

Revenues by product line are as follows:

                           Sports        Weight
                        Performance       Loss        Licensing         Total
                        -----------   ------------   ------------   ------------
          2002          $5,007,513    $    112,840                  $  5,120,353
          2001          $3,578,189    $  1,317,338   $  1,250,000   $  6,145,527

Sales revenues reported for the years ended December 31, 2002 and 2001 are net of credits of $175,319 and $451,137, respectively, for the return of certain products. Returns in 2001 consisted of SATIETROL returned from our largest customer who discontinued selling the product. There was no legal requirement for the Company to accept these credits and returns, but these credits and returns were allowed to enhance ongoing customer relations with that customer.