Form 10QSB
period 2003-03-31
PACIFICHEALTH LABORATORIES INC
filed 2003-05-15
CIK 1000278

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

At May 12, 2003, there were 6,115,703 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes [ ]  No [X]

                                            PACIFICHEALTH LABORATORIES, INC.

                                                   TABLE OF CONTENTS
                                                   -----------------

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS
        Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002........................................3

        Statements of Operations (Unaudited) for the three months ended
            March 31, 2003 and March 31, 2002........................................................................4

        Statements of Cash Flows (Unaudited) for the three months ended
            March 31, 2003 and March 31, 2002........................................................................5

        Notes to Financial Statements............................................................................... 6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.....................................................................7

     ITEM 3. CONTROLS AND PROCEDURES................................................................................10

PART II. OTHER INFORMATION

      ITEM 1.      Legal Proceedings................................................................................10

      ITEM 2.      Changes in Securities and Use of Proceeds........................................................10

      ITEM 3.      Defaults Upon Senior Securities..................................................................10

      ITEM 4.      Submission of Matters to a Vote of Security Holders..............................................10

      ITEM 5.      Other Information................................................................................11

      ITEM 6.      Exhibits and Reports.............................................................................11


SIGNATURES..........................................................................................................11

                                  PACIFICHEALTH LABORATORIES, INC.
                                           BALANCE SHEETS

                                               ASSETS

                                                                      March 31,        December 31,
                                                                        2003               2002
                                                                     (Unaudited)         (Audited)
                                                                     ------------      ------------
Current assets:
 Cash and cash equivalents                                           $    409,356      $    628,436
 Accounts receivable, net                                                 697,299           335,219
 Inventories                                                            1,070,827         1,537,784
 Prepaid expenses                                                         147,340           142,865
                                                                     ------------      ------------
    Total current assets                                                2,324,822         2,644,304

Property and equipment, net                                                54,582            66,835

Deposits                                                                   49,724             3,991
                                                                     ------------      ------------
       Total assets                                                  $  2,429,128      $  2,715,130
                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                                       $     43,178      $     64,212
 Accounts payable and accrued expenses                                    445,787           280,384
 Other                                                                     83,851           100,000
                                                                     ------------      ------------
      Total current liabilities                                           572,816           444,596
                                                                     ------------      ------------


Stockholders' equity:

   Common stock, $.0025 par value; authorized
     50,000,000 shares; issued and outstanding:
     6,115,703 shares at March 31, 2003 and
     6,114,703 shares at December 31, 2002                                 15,289            15,287
Additional paid in capital                                             13,846,854        13,839,973

   Accumulated deficit                                                (12,005,831)      (11,584,726)
                                                                     ------------      ------------
                                                                        1,856,312         2,270,534
                                                                     ------------      ------------

          Total liabilities and stockholders' equity                 $  2,429,128      $  2,715,130
                                                                     ============      ============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)

                                                                     2003          2002
                                                                  ----------    ----------
Revenues:
 Net product sales                                                $1,397,779    $1,156,930

Cost of goods sold:                                                  719,721       563,739
                                                                  ----------    ----------

Gross profit                                                         678,058       593,191

Selling, general and administrative expenses                         997,703       817,595
Research & development expenses                                       87,291        22,838
Depreciation expense                                                  14,117         9,214
                                                                  ----------    ----------
                                                                   1,099,111       849,647
                                                                  ----------    ----------

Net operating loss                                                  (421,053)     (256,456)
                                                                  ----------    ----------

Other income (expense)
 Interest income                                                         944         5,856
 Interest expense                                                       (994)         (725)
                                                                  ----------    ----------
                                                                         (50)        5,131
                                                                  ----------    ----------

Loss before income taxes                                            (421,103)     (251,325)

Provision (benefit) for income taxes                                    -             -
                                                                  ----------    ----------

Net loss                                                          $ (421,103)   $ (251,325)
                                                                  ==========    ==========

Basic and diluted loss per share                                  $    (0.07)   $    (0.04)
                                                                  ==========    ==========

Weighted average common shares - Basic                             6,115,170     6,039,203
                                                                  ==========    ==========

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)

                                                                         2003            2002
                                                                       --------       ----------
Cash flows from operating activities:
   Net loss                                                             (421,103)       (251,325)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation                                                      14,117           9,214
        Intrinsic value of stock options granted                           5,824           8,740
     Changes in assets and liabilities:
        Decrease (Increase) in accounts receivable                      (362,080)       (526,594)
        Decrease (Increase) in inventories                               466,957          11,224
        Decrease (Increase) in prepaid expenses                           (4,475)        (74,555)
        Decrease (Increase) in deposits                                  (45,733)           -
        Increase (Decrease) in accounts payable/accrued expenses         165,403         217,508
        Increase (Decrease) in other current liabilities                 (16,149)           -
                                                                       ---------      ----------

Net cash used in operating activities                                   (197,239)       (605,788)
                                                                       ---------      ----------


Cash flows from investing activity:
     Purchase of fixed assets                                             (1,865)         (5,432)
                                                                       ---------      ----------
Net cash used in investing activity                                       (1,865)         (5,432)
                                                                       ---------      ----------

Cash flows from financing activities:
     Repayments of notes payable                                         (21,035)        (16,964)
     Common stock options/warrants exercised                               1,060            -
                                                                       ---------      ----------
Net cash used in financing activities                                    (19,975)        (16,964)
                                                                       ---------      ----------

Net decrease in cash                                                    (219,079)       (628,184)

Cash, beginning balance                                                  628,436       1,848,847
                                                                       ---------      ----------

Cash, ending balance                                                   $ 409,357      $1,220,663
                                                                       =========      ==========

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

1. Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

2. Inventories

      As of March 31, 2003 and December 31, 2002, inventories consist of the following:

                                        2003                     2002
                                        ----                     ----
      Raw Materials                  $   11,366               $    3,228
      Packaging supplies                 38,478                   39,341
      Finished goods                  1,020,983                1,495,215
                                     ----------               ----------

                                     $1,070,827               $1,537,784
                                     ==========               ==========

3. Stock Based Compensation

      The Company granted 20,000 Incentive Stock Options (ISOs) to employees during the first three months of 2003 with an exercise price of $1.92. 10,000 of these options vest during the first quarter 2004 and 10,000 of these options vest during the first quarter 2005. The exercise price for all 20,000 options was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized.

      The Company also granted 2,000 stock options to consultants during the first three months of 2003. All 2,000 options vested upon grant with exercise prices ranging from $2.07 per share to $2.15 per share. These options were determined to have a value of $3,143 for the three months ended March 31, 2003 and this amount was charged to operations and added to paid-in capital in accordance with SFAS 123. In addition, 10,000 options issued to consultants expired during the first three months of 2003.

      The following table illustrates the effect on net (loss) income and earnings per share if the fair value based method had been applied to all awards:

                                                                      Quarter Ended March 31,
                                                                            2002         2003
                                                                       ---------    ---------
      Reported net (loss) income                                       $(421,103)   $(251,325)
      Stock-based employee compensation expense included in
         reported net loss, net of related tax effects                   - 0 -        - 0 -
      Stock-based employee compensation determined under the
         fair value based method, net of related tax effects             (65,973)     (20,381)
                                                                       ---------    ---------

      Pro forma net (loss) income                                      $(487,076)   $(271,706)
                                                                       =========    =========

      Basic and diluted (loss) per share:
         As reported                                                      ($0.07)      ($0.04)
         Pro forma                                                        ($0.08)      ($0.04)

4. Income Taxes

      The Company has approximately $11,282,000 in Federal net operating loss carryovers that were generated through March 31, 2003 and are available to offset future taxable income in calendar years 2003 through 2023.

      The components of the Company's deferred tax assets as of March 31, 2003 and December 31, 2002 are as follows:

                                               2003              2002
                                               ----              ----

      Net operating loss carry forwards     $ 4,209,000      $ 4,066,000
      Deferred charges                           45,000           45,000
      Valuation allowance                    (4,254,000)      (4,111,000)
                                            -----------      -----------
      Deferred tax asset                    $    -           $    -

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         This quarterly report on Form 10-QSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects", "plans", "intends", "believes", "will", "estimates", "forecasts", "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that affect future results are changes in political and economic conditions; demand for and market acceptance of new and existing products, as well as other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.


(a)      Introduction

         The Company was incorporated in April 1995 as a nutrition technology company that researches, develops, and commercializes functionally unique proprietary products for sports performance, weight loss and Type 2 diabetes.

         Sports Performance
         ------------------
         Our first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, we introduced ENDUROX(R) R4(R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R4 has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE(R) Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R4. Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. In the first quarter of 2003, we commenced test marketing of our ready-to-drink form of ACCELERADE in the San Diego and Colorado Springs areas. The test market is expected to continue through the 3rd quarter of 2003.

         Weight Loss
         -----------
         In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, we introduced our first weight loss product, SATIETROL(R), a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that Satietrol, a pre meal beverage, can reduce hunger up to 43% 3 1/2 hours after eating. In January 2001, we extended our weight loss product line with the introduction of SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline ("GSK") for its SATIETROL technology. Under the Agreement, the Company received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently canceled the Licensing Agreement in September 2002 with all rights reverting to the Company. In the third quarter of 2002, the Company funded clinical studies that confirmed an improvement in the efficacy of SATIETROL. The Company will conduct further studies on SATIETROL in 2003.

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

(b) Results of Operations - Three Months Ended March 31, 2003 vs. March 31, 2002

         We recorded a net loss of ($421,103) or ($0.07) per share for the three months ended March 31, 2003 compared to a net loss of ($251,325) or ($0.04) per share for the three months ended March 31, 2002. The increase in the net loss for the three-month period ended March 31, 2003 vs. the same period in 2002 is due primarily to increases in marketing expenses and research and development expenses as detailed below.

         Revenues in the three-month period ended March 31, 2003 increased 21% to $1,397,779 from $1,156,930 for the same period in 2002. Revenues of our Sports Performance products, which includes ENDUROX R4 and ACCELERADE, increased 26% for the three months ended March 31, 2003 compared to the same period in 2002 including an 84% increase in sales of our ACCELERADE Sports Drink. This is due to continued brand awareness and product acceptance. Revenues from SATIETROL decreased significantly in 2003 from 2002.

         Gross profit was $678,058 for the three months ended March 31, 2003 compared to $593,191 for the three months ended March 31, 2002. For the three months ended March 31, 2003, gross profit margin was 48.5% compared to 51.3% for the three months ended March 31, 2002. The primary reason for the decrease in gross profit margin was due to slotting fees paid in the form of product for getting our ACCELERADE product sold in 900 Rite Aid drug stores that feature a special nutrition section.

         Selling, general, and administrative ("S, G, & A") expenses increased to $997,703 for the three-month period ended March 31, 2003 from $817,595 for the three-month period ended March 31, 2002. Our increased S, G, & A expenses are due primarily to increases in advertising and marketing expenses as well as additional salaries as we expand our marketing and sales team.

         Research and development expenses were $87,291 for the three months ended March 31, 2003 compared to $22,838 for the three months ended March 31, 2002. The increase was due to research and development expenses associated with the test market of a ready-to-drink form of our ACCELERADE product. We anticipate research and development expenses will increase as we conduct additional clinical trials on all of our products as we continue to seek out additional patents and claims for our products.

(c) Liquidity and Capital Resources

         At March 31, 2003, the Company's current assets exceeded its current liabilities by approximately $1.75 million with a ratio of current assets to current liabilities of approximately 4.1 to 1. At March 31, 2003, cash on hand was $409,356, a decrease of $219,079 from December 31, 2002, primarily because of our net loss for the first quarter of 2003 as well as an increase of $362,080 in accounts receivable from December 31, 2002 that was offset by an increase in accounts payable/accrued expenses of $165,403. Inventory levels decreased by $466,957 at March 31, 2003 as compared to December 31, 2002, as we more efficiently turned our inventory in the first quarter of 2003.

         The Company plans to finance its cash needs for the next twelve months through improvements in operating results, securing an asset-based lending facility, and seeking to raise equity capital.


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


                                         PACIFICHEALTH LABORATORIES, INC.


                                         By: STEPHEN P. KUCHEN
                                             ------------------------------
                                             STEPHEN P. KUCHEN

                                             Vice President (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                                             Date: MAY 15, 2003
                                                   -------------------------

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


Date: May 15, 2003


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

Date: May 15, 2003


    STEPHEN P. KUCHEN
------------------------------------------
Stephen P. Kuchen, Chief Financial Officer and Vice President, Finance