Form 10QSB
period 2003-06-30
PACIFICHEALTH LABORATORIES INC
filed 2003-08-14
CIK 1000278

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

                 For the quarterly period ended June 30, 2003

                                      -OR-

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to _____________

                          Commission File No. 333-36379


                        PACIFICHEALTH LABORATORIES, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)

           DELAWARE                                        22-3367588
-------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

      100 Matawan Road, Suite 420
              Matawan, NJ                                     07747
----------------------------------------                 ---------------
(Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number, including area code:  (732) 739-2900


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At August 14, 2003, there were 6,115,703 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes [ ]  No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                                TABLE OF CONTENTS

                        ---------------------------------

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

         Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002........................................3

         Statements of Operations (Unaudited) for the three  and six months ended
                  June 30, 2003 and June 30, 2002....................................................................4

         Statements of Cash Flows (Unaudited) for the six months ended
                  June 30, 2003 and June 30, 2002....................................................................5

         Notes to Financial Statements.............................................................................. 6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS................................................................8

     ITEM 3.   CONTROLS AND PROCEDURES..............................................................................10

PART II.  OTHER INFORMATION

         ITEM 1.   Legal Proceedings................................................................................11

         ITEM 2.   Changes in Securities and Use of Proceeds........................................................11

         ITEM 3.   Defaults Upon Senior Securities..................................................................11

         ITEM 4.   Submission of Matters to a Vote of Security Holders..............................................11

         ITEM 5.   Other Information................................................................................12

         ITEM 6.   Exhibits and Reports.............................................................................12


SIGNATURES..........................................................................................................12


                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                           June 30,     December 31,
                                                             2003           2002
                                                         (Unaudited)     (Audited)
                                                         -----------    ------------
Current assets:
  Cash and cash equivalents                                $  210,616    $  628,436
  Accounts receivable, net                                    768,968       335,219
  Inventories                                               1,209,272     1,537,784
  Prepaid expenses                                            271,196       142,865
                                                           ----------    ----------
    Total current assets                                    2,460,052     2,644,304

Property and equipment, net                                    59,156        66,835

Other assets:
  Deposits                                                     17,378         3,991
                                                           ----------    ----------

       Total assets                                        $2,536,586    $2,715,130
                                                           ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                            $  259,287    $   64,212
  Accounts payable and accrued expenses                       693,496       280,384
  Other                                                        31,734       100,000
                                                           ----------    ----------
     Total current liabilities                                984,517       444,596
                                                           ----------    ----------

Stockholders' equity:
  Common stock, $.0025 par value; authorized
     50,000,000 shares; issued and outstanding:
     6,115,703 shares at June 30, 2003 and
     6,114,703 shares at December 31, 2002                     15,289        15,287
  Additional paid-in capital                               13,848,583    13,839,973
  Accumulated deficit                                     (12,311,803)  (11,584,726)
                                                           ----------    ----------
                                                            1,552,069     2,270,534
                                                           ----------    ----------

       Total liabilities and stockholders' equity          $2,536,586    $2,715,130
                                                           ==========    ==========

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30,2003 AND 2002
                                   (UNAUDITED)


                                                                    Three Months             Six Months
                                                                   Ended June 30,           Ended June 30,
                                                              ------------------------  ----------------------
                                                                 2003           2002        2003        2002
                                                                 ----           ----        ----        ----
Revenues
  Net product sales                                            $1,520,552   $1,818,096  $2,918,331  $2,975,026

Cost of goods sold                                                737,272      807,185   1,456,993   1,370,924
                                                               ----------   ----------  ----------  ----------

Gross Profit                                                      783,280    1,010,911   1,461,338   1,604,102

Selling, general and administrative expenses                    1,029,219    1,024,723   2,026,922   1,842,317
Research & development                                             43,248       24,523     130,539      47,360
Depreciation expense                                               13,356        9,359      27,473      18,574
                                                               ----------   ----------  ----------  ----------
                                                                1,085,823    1,058,605   2,184,934   1,908,251
                                                               ----------   ----------  ----------  ----------

Net operating income (loss)                                      (302,543)     (47,694)   (723,596)   (304,149)

Other income (expense):
  Interest income                                                     522        4,086       1,466       9,941
  Interest expense                                                 (8,952)        (918)     (9,946)     (1,642)
  Other                                                             5,000            -       5,000           -
                                                               ----------   ----------  ----------  ----------
                                                                   (3,430        3,168      (3,480)      8,299
                                                               ----------   ----------  ----------  ----------

Income (loss) before income taxes                                (305,973)     (44,526)   (727,076)   (295,850)

Provision for income taxes                                              -            -           -           -
                                                               ----------   ----------  ----------  ----------

Net income (loss)                                              $ (305,973)  $  (44,526) $ (727,076) $ (295,850)
                                                               ==========   ==========  ==========  ==========


Basic income (loss) per share                                  $    (0.05)  $    (0.01) $    (0.12) $    (0.05)
                                                               ==========   ==========  ==========  ==========

Diluted income (loss) per share                                $    (0.05)  $    (0.01) $    (0.12) $    (0.05)
                                                               ==========   ==========  ==========  ==========

Weighted average common shares:
   Basic                                                        6,115,703    6,061,302   6,115,438   6,050,313
                                                               ==========   ==========  ==========  ==========

   Diluted                                                      6,448,220    7,313,680   6,684,590   7,221,871
                                                               ==========   ==========  ==========  ==========

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                   2003          2002
                                                                   ----          ----
Cash flows from operating activities:
  Net income (loss)                                             $ (727,076)   $ (295,850)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
     Depreciation                                                   27,473        18,574
     Intrinsic value of stock options granted                        7,552        15,950
   Changes in assets and liabilities:
     Decrease (Increase) in accounts receivable                   (433,749)     (605,489)
     Decrease (Increase) in inventories                            328,512      (223,737)
     Decrease (Increase) in prepaid expenses                      (128,331)     (105,701)
     Decrease (Increase) in deposits                               (13,387)         --
     Increase (Decrease) in accounts payable/accrued expenses      413,112       345,524
     Increase (Decrease) in other current liabilities              (68,266)         --
                                                                 ---------    ----------
Net cash used in operating activities                             (594,160)     (850,729)
                                                                 ---------    ----------

Cash flows from investing activity:
   Purchase of fixed assets                                        (19,794)      (14,946)
                                                                 ---------    ----------
Net cash used in investing activities                              (19,794)      (14,946)
                                                                 ---------    ----------

Cash flows from financing activities:
   Issuance of notes payable                                       254,491        52,700
   Repayments of notes payable                                     (59,417)      (41,113)
   Common stock options/warrants exercised                           1,060       126,750
                                                                 ---------    ----------
Net cash provided by financing activities                          196,134       138,337
                                                                 ---------    ----------

Net increase (decrease) in cash                                   (417,820)     (727,338)

Cash, beginning balance                                            628,436     1,848,847
                                                                 ---------    ----------

Cash, ending balance                                             $ 210,616    $1,121,509
                                                                 =========    ==========

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

1. Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

2. Inventories

      As of June 30, 2003 and December 31, 2002, inventories consist of the following:

                                            06/30/03         12/31/02
                                            --------         --------
      Raw Materials                        $    9,431       $    3,228
      Packaging supplies                       41,016           39,341
      Work in Process                          48,605                -
      Finished goods                        1,110,220        1,495,215
                                           ----------       ----------

                                           $1,209,272       $1,537,784
                                           ==========       ==========

3. Stock Based Compensation

      The Company granted 21,000 Incentive Stock Options (ISOs) to employees during the first six months of 2003 with exercise prices ranging from $0.80 per share to $1.92 per share. 11,000 of these options vest during the first quarter of 2004 and 10,000 of these options vest during the first quarter of 2005. The exercise price for all 21,000 options was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized.

      The Company also granted 4,500 stock options to consultants during the first six months of 2003. All 4,500 options vested upon grant with exercise prices ranging from $0.89 per share to $2.15 per share. These options were determined to have a value of $4,873 for the six months ended June 30, 2003 and this amount was charged to operations and added to paid-in capital in accordance with SFAS 123. In addition, 45,000 options issued to consultants expired during the first six months of 2003.

      The following table illustrates the effect on net (loss) income and earnings per share if the fair value based method had been applied to all awards:

      Six Months Ended June 30,
                                                                   2003          2002
                                                                   ----          ----
      Reported net (loss) income                                $ (727,076)   $  (295,850)
      Stock-based employee compensation expense included in
         reported net loss, net of related tax effects                 -0-            -0-
      Stock-based employee compensation determined under the
         fair value based method, net of related tax effects      (130,271)       (82,757)
                                                                ----------    -----------

      Pro forma net (loss) income                               $ (857,347)   $  (378,607)
                                                                ==========    ===========

      Basic and diluted (loss) per share:
         As reported                                                ($0.12)        ($0.05)
         Pro forma                                                  ($0.14)        ($0.06)


4. Income Taxes

      The Company has approximately $11,588,000 in Federal net operating loss carryovers that were generated through June 30, 2003 and are available to offset future taxable income in calendar years 2003 through 2023.

      The components of the Company's deferred tax assets as of June 30, 2003 and December 31, 2002 are as follows:
                                                         2003          2002
                                                         ----          ----

      Net operating loss carry forwards              $ 4,270,000    $ 4,066,000
      Deferred charges                                    45,000         45,000
      Valuation allowance                             (4,315,000)    (4,111,000)
                                                     -----------    -----------
      Deferred tax asset                             $         -    $         -


5. Notes Payable

      Included in notes payable, the Company, during the second quarter of 2003, secured a $750,000 asset-based credit facility from USA Funding of Dallas, TX. The amount of available credit is based on the value of the Company's eligible receivables from time to time. This credit facility bears interest at a rate of prime plus 2% as well as a 0.75% discount rate on all advances.

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

         Sports Performance
         ------------------
         Our first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, we introduced ENDUROX(R) R4(R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R4 has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE(R) Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R4. Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. In the first two quarters of 2003, we commenced test marketing of our ready-to-drink form of ACCELERADE in the San Diego and Colorado Springs areas. The test market is expected to continue through the 3rd quarter of 2003 in Colorado Springs.

         Weight Loss
         -----------
         In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, we introduced our first weight loss product, SATIETROL(R), a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that Satietrol, a pre meal beverage, can reduce hunger up to 43% 3 1/2 hours after eating. In January 2001, we extended our weight loss product line with the introduction of SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline ("GSK") for its SATIETROL technology. Under the Agreement, the Company received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently canceled the Licensing Agreement in September 2002 with all rights reverting to the Company. In the third quarter of 2002, the Company funded clinical studies that confirmed an improvement in the efficacy of SATIETROL. The Company is conducting further studies on SATIETROL in 2003.

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

(b) Results of Operations - Six Months Ended June 30, 2003 vs. June 30, 2002

         We recorded a net loss of ($305,973), or ($0.05) per share, for the second quarter ended June 30, 2003 compared to a net loss of ($44,526), or ($0.01) per share, for the second quarter ended June 30, 2002. We recorded a net loss of ($727,076), or ($0.12) per share, for the six-month period ended June 30, 2003, compared to a net loss of ($295,850), or ($0.05) per share, for the six-month period ended June 30, 2002. The increase in the net loss for the three-month period ended June 30, 2003 vs. the same period in 2002 is due primarily to a decrease in revenues. The increase in the net loss for the six-month period ended June 30, 2003 vs. the same periods in 2002 is due primarily to increases in marketing expenses and research and development expenses as detailed below.

         Revenues in the quarter ended June 30, 2003 were $1,520,552 compared to $1,818,096 for the same period in 2002. Revenues in the six-month period ended June 30, 2003 were $2,918,331 compared to revenues of $2,975,026 for the same period in 2002. We believe revenues decreased in the second quarter of 2003 due to the seasonally poor weather experienced across the United States during this period. The users of our sports drinks tend to be serious outdoor athletes such as bicyclists, runners, and triathletes. Inclement weather forces such athletes to workout less, thereby lessening the demand for our sports drinks. For the six-month period ending June 30, 2003, sales of our ACCELERADE Sports Drink increased 22% over the same period in 2002.

         Gross profit was $783,280 for the three months ended June 30, 2003 compared to $1,010,911 for the three months ended June 30, 2002. Gross profit was $1,461,338 for the six months ended June 30, 2003 compared to $1,604,102 for the six months ended June 30, 2002. Gross profit margin on product sales was 51.5% for the three months ended June 30, 2003, compared to 55.6% for the three months ended June 30, 2002. Our gross profit margin on product sales was 50.1% for the six-month period ended June 30, 2003 versus 53.9% for the six-month period ended June 30, 2002. The reasons for the decrease in gross profit margins are increases in warehouse costs as we bring on additional warehouses, increases in freight costs, and slotting fees paid in the first quarter of 2003 in the form of product for getting our ACCELERADE product sold in 990 Rite-Aid drug stores that feature a special nutrition section.

         Our selling, general, and administrative ("S, G, & A") expenses were $1,029,219 for the three-month period ended June 30, 2003 compared to $1,024,723 for the three-month period ended June 30, 2002. Our S, G, & A expenses increased to $2,026,922 for the six-month period ended June 30, 2003 from $1,842,317 for the six-month period ended June 30, 2002. The primary reason for the increase in S, G, & A expenses in the six-month period ended June 30, 2003, compared to the same period in 2002 was an increase in salaries and employee benefits as we expanded our marketing and sales team.

         Research and development ("R & D") expenses were $43,248 for the three months ended June 30, 2003 versus $24,523 for the three months ended June 30, 2002. R & D expenses were $130,539 for the six months ended June 30, 2003 versus $47,360 for the six months ended June 30, 2002. R & D expenses increased during the second quarter of 2003 compared to the same period in 2002 due to a study we conducted to further enhance our SATIETROL weight loss technology. In addition, R & D expenses increased in the six-month period ended June 30, 2003 compared to the same period in 2002 due to R & D expenses associated with the test market of the ready-to-drink form of our ACCELERADE product in the first quarter of 2003. We anticipate R & D expenses will increase as additional clinical trials and studies are conducted on all of our products as we continue to seek out additional patents and claims for our products.

(c) Liquidity and Capital Resources

         At June 30, 2003, the Company's current assets exceeded its current liabilities by approximately $1.475 million with a ratio of current assets to current liabilities of approximately 2.5 to 1. At June 30, 2003, cash on hand was $210,616, a decrease of $417,820 from December 31, 2002, primarily because of our net loss for the first six months of 2003 as well as an increase of $433,749 in accounts receivable from December 31, 2002 that was offset by an increase in notes payable of $195,075 and an increase in accounts payable/accrued expenses of $413,112. Inventory levels decreased by $328,512 at June 30, 2003 as compared to December 31, 2002, as we more efficiently turned our inventory in 2003.

         During the second quarter of 2003, the Company secured a $750,000 asset-based credit facility from USA Funding of Dallas, TX. The amount of available credit is based on the value of the Company's eligible receivables from time to time. This credit facility bears interest at a rate of prime plus 2% as well as a 0.75% discount rate on all advances. At June 30, 2003, we had approximately $400,000 of availability under this credit facility and as of August 14, 2003, we had approximately $325,000 of availability under this credit facility.

         The Company anticipates significantly reducing its advertising and marketing expenditures in the second half of 2003 since the Company's primary advertising season is generally in the second quarter of its fiscal year. The Company also has the ability to borrow against its credit facility as described above and is currently in negotiations to raise additional equity capital. Should the Company not be successful in raising additional equity capital, we may have to significantly alter our operations.


ITEM 3.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2003, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

II.     OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None.

ITEM 2.   CHANGES IN SECURITIES

(a), (b) Changes in Securities:

         None.

(c) Recent Sales of Unregistered Securities:

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 11, 2003, the Company held its Annual Meeting of Stockholders, pursuant to information contained in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement that were mailed to stockholders on May 19, 2003.

(b) One of the matters listed in the Company's Proxy for the meeting was the annual Election of Directors. There were six nominees for election who were elected by the shareholders to serve for a one-year term. The results of the balloting were as follows (Shares voting: 5,294,658 of 6,115,703):

                Nominee                        For                Against                Abstain
                -------                        ---                -------                -------
         Robert Portman                     5,270,488               -0-                   24,170
         Stephen P. Kuchen                  5,271,888               -0-                   22,770
         David Portman                      5,270,888               -0-                   23,770
         T. Colin Campbell                  5,271,788               -0-                   22,870
         Michael Cahr                       5,273,388               -0-                   21,270
         Joseph Harris                      5,273,288               -0-                   21,370


 (c) Another matter voted upon by the stockholders was the ratification of the appointment of Eisner, LLP as independent auditors for the Company for the fiscal year ending December 31, 2003. This matter was approved. The results of the balloting for this matter was as follows:

         Matter                                For                Against                Abstain
         ------                                ---                -------                -------
         Appointment of auditors            5,265,680             19,678                   9,300


(d) The final matter voted upon by the stockholders was the ratification of a proposal to authorize the Board of Directors to issue up to 2,000,000 shares of common stock for less than market value in excess of amounts permitted by NASDAQ rule 435(I)(1)(D) without stockholder approval. This matter was approved. The results of the balloting for this matter was as follows:

         Matter                                          For                Against                Abstain
         ------                                          ---                -------                -------
         Authorization to sell excess common stock     2,724,839            104,326                  9,000

                           Broker Non-Votes: 2,456,493



ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       31.1   Section 302 Certification of Robert Portman, Chief Executive
              Officer.

       31.2 Section 302 Certification of Stephen P. Kuchen, Chief Financial Officer

       32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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