Form 10QSB
period 2003-09-30
PACIFICHEALTH LABORATORIES INC
filed 2003-11-10
CIK 1000278

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003

                                      -OR-

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from...to...

                          Commission File No. 333-36379


                        PACIFICHEALTH LABORATORIES, INC.
               (Exact name of issuer as specified in its charter)

               DELAWARE                                    22-3367588
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

       100 Matawan Road, Suite 420
              Matawan, NJ                                     07747
     (Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code:  (732) 739-2900


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

At November 7, 2003, there were 9,324,259 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes [ ] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                                TABLE OF CONTENTS
                                -----------------

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

         Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002.............3

         Statements of Operations (Unaudited) for the three and nine months ended
                  September 30, 2003 and September 30, 2002....................................4

         Statements of Cash Flows (Unaudited) for the nine months ended
                  September 30, 2003 and September 30, 2002....................................5

         Notes to Financial Statements.........................................................6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.............................................8

     ITEM 3.   CONTROLS AND PROCEDURES........................................................11

PART II.  OTHER INFORMATION

         ITEM 1.      Legal Proceedings.......................................................11

         ITEM 2.      Changes in Securities and Use of Proceeds...............................11

         ITEM 3.      Defaults Upon Senior Securities.........................................12

         ITEM 4.      Submission of Matters to a Vote of Security Holders.....................12

         ITEM 5.      Other Information.......................................................12

         ITEM 6.      Exhibits and Reports....................................................12


SIGNATURES....................................................................................13

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                September 30,     December 31,
                                                                    2003              2002
                                                                 (Unaudited)        (Audited)
                                                               --------------    --------------
Current assets:
   Cash and cash equivalents                                   $    1,649,517    $      628,436
   Accounts receivable, net                                           681,988           335,219
   Inventories                                                        966,840         1,537,784
   Prepaid expenses                                                   159,259           142,865
                                                               --------------    --------------
        Total current assets                                        3,457,604         2,644,304

Property and equipment, net                                            58,781            66,835

Other assets:
   Deposits                                                            14,885             3,991
                                                               --------------    --------------

             Total assets                                      $    3,531,270    $    2,715,130
                                                               ==============    ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                      348,520    $       64,212
   Accounts payable and accrued expenses                              416,750           280,384
   Other                                                                    -           100,000
                                                               --------------    --------------
        Total current liabilities                                     765,270           444,596
                                                               --------------    --------------

Stockholders' equity:
   Common stock, $.0025 par value; authorized
        50,000,000 shares; issued and outstanding:
        9,324,259 shares at September 30, 2003 and
        6,114,703 shares at December 31, 2002                          23,311            15,287
   Additional paid-in capital                                      15,263,702        13,839,973
   Accumulated deficit                                            (12,521,013)      (11,584,726)
                                                               --------------    --------------
                                                                    2,766,000         2,270,534
                                                               --------------    --------------

        Total liabilities and stockholders' equity             $    3,531,270    $    2,715,130
                                                               ==============    ==============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

                                                       Three Months                 Nine Months
                                                    Ended September 30,          Ended September 30,
                                                -------------------------     --------------------------
                                                     2003           2002          2003           2002
                                                     ----           ----          ----           ----
Revenues:
   Product sales                                $  1,475,408   $  1,401,981   $  4,393,739   $   4,377,007
   Licensing revenues                                      -              -              -               -
                                                ------------   ------------   ------------   -------------
        Total Revenues                             1,475,408      1,401,981      4,393,739       4,377,007

Cost of goods sold                                   721,327      1,995,213      2,178,320       3,366,137
                                                ------------   ------------   ------------   -------------

Gross Profit                                         754,081       (593,232)     2,215,419       1,010,870

Selling, general, and administrative
  expenses                                           905,872      1,007,894      2,932,794       2,850,211
Research & development                                25,588         64,453        156,127         111,813
Depreciation expense                                   6,734         13,905         34,207          32,479
                                                ------------   ------------   ------------   -------------
                                                     938,194      1,086,252      3,123,128       2,994,503
                                                ------------   ------------   ------------   -------------

Net operating income (loss)                         (184,113)    (1,679,484)      (907,709)     (1,983,633)

Other income (expense)
   Interest income                                       582          3,269          2,048          13,210
   Interest expense                                  (25,678)          (235)       (35,624)         (1,877)
   Other                                                   -              -          5,000               -
                                                ------------   ------------   ------------   -------------
                                                     (25,096)         3,034        (28,576)         11,333
                                                ------------   ------------   ------------   -------------

Income (loss) before income taxes                   (209,209)    (1,676,450)      (936,285)     (1,972,300)

Provision for income taxes                                 -              -              -               -
                                                ------------   ------------   ------------   -------------

Net income (loss)                               $   (209,209)  $ (1,676,450)  $   (936,285)  $  (1,972,300)
                                                ============   ============   ============   =============

Basic income (loss) per share                   $      (0.03)  $      (0.27)  $      (0.15)  $       (0.32)
                                                ============   ============   ============   =============

Diluted income (loss) per share                 $      (0.03)  $      (0.27)  $      (0.15)  $       (0.32)
                                                ============   ============   ============   =============

Weighted average common shares:
     Basic                                         6,591,756      6,110,899      6,275,955       6,070,650
                                                ============   ============   ============   =============

     Diluted                                       7,092,761      7,085,104      7,563,302       7,178,704
                                                ============   ============   ============   =============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

                                                                   2003           2002
                                                               ------------   ------------
Cash flows from operating activities:
   Net income (loss)                                               (936,285)    (1,972,300)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
        Depreciation                                                 34,207         32,479
        Intrinsic value of stock options granted                      7,552         20,923
        Writedowns associated with obsolete inventory                     -      1,297,485
   Changes in assets and liabilities:
        (Increase) / Decrease in accounts receivable               (346,768)      (497,411)
        (Increase) / Decrease in inventories                        570,942       (326,873)
        (Increase) / Decrease in prepaid expenses                   (16,394)        48,932
        (Increase) / Decrease in other assets                       (10,894)       104,331
        Increase / (Decrease) in accounts payable/accrued expenses  136,366        263,399
        Increase (Decrease) in other current liabilities           (100,000)             -
                                                               ------------   ------------
Net cash provided by (used in) operating activities                (661,274)    (1,029,035)
                                                               ------------   ------------

Cash flows from investing activities:
     Purchase of fixed assets                                       (26,153)       (45,308)
                                                               ------------   ------------
Net cash used in investing activities                               (26,153)       (45,308)
                                                               ------------   ------------

Cash flows from financing activities:
     Issuance of notes payable                                      398,748         52,700
     Repayments of notes payable                                   (114,440)       (75,395)
     Common stock issued, net                                     1,423,140              -
     Common stock options/warrants exercised                          1,060        136,750
                                                               ------------   ------------
Net cash provided by financing activities                         1,708,508        114,055
                                                               ------------   ------------

Net increase (decrease) in cash                                   1,021,081       (960,288)

Cash, beginning balance                                             628,436      1,848,847
                                                               ------------   ------------

Cash, ending balance                                           $  1,649,517   $    888,559
                                                               ============   ============

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

1. Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

2. Inventories

      As of September 30, 2003 and December 31, 2002, inventories consist of the following:

                                         09/30/03                  12/31/02
                                         --------                  --------
        Raw Materials                $     17,148             $       3,228
        Packaging supplies                 33,886                    39,341
        Work in Process                     8,181                         -
        Finished goods                    907,625                 1,495,215
                                     ------------             -------------

                                     $    966,840             $   1,537,784
                                     ============             =============

3. Stock Based Compensation

      The Company granted 71,000 Incentive Stock Options (ISOs) to employees during the first nine months of 2003 with exercise prices ranging from $0.80 per share to $1.92 per share. 50,000 of these options vested immediately, 11,000 of these options vest during the first quarter of 2004, and 10,000 of these options vest during the first quarter of 2005. The exercise price for all 71,000 options was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized.

      The Company also granted 4,500 stock options to consultants during the first nine months of 2003. All 4,500 options vested upon grant with exercise prices ranging from $0.89 per share to $2.15 per share. These options were determined to have a value of $4,873 for the nine months ended September 30, 2003 and this amount was charged to operations and added to paid-in capital in accordance with SFAS 123. In addition, 45,000 options issued to consultants expired during the first nine months of 2003.

      The following table illustrates the effect on net (loss) income and earnings per share if the fair value based method had been applied to all awards:

      Nine Months Ended September 30,
                                                                                         2003             2002
                                                                                -------------    -------------

      Reported net (loss) income                                                $    (936,285)   $  (1,972,300)
      Stock-based employee compensation expense included in
         reported net loss, net of related tax effects                                  - 0 -            - 0 -
      Stock-based employee compensation determined under the
         fair value based method, net of related tax effects                         (185,469)        (113,585)
                                                                                -------------    -------------

      Pro forma net (loss) income                                               $  (1,121,754)   $  (2,085,885)
                                                                                =============    =============

      Basic and diluted (loss) per share:
         As reported                                                               ($0.15)          ($0.32)
         Pro forma                                                                 ($0.18)          ($0.34)


4. Income Taxes

      The Company has approximately $11,797,000 in Federal net operating loss carryovers that were generated through September 30, 2003 and are available to offset future taxable income in calendar years 2003 through 2023.

      The components of the Company's deferred tax assets as of September 30, 2003 and December 31, 2002 are as follows:

                                                       2003              2002
                                                       ----              ----

      Net operating loss carry forwards           $ 4,356,000       $ 4,066,000
      Deferred charges                                 45,000            45,000
      Valuation allowance                          (4,401,000)       (4,111,000)
                                                  -----------       -----------
      Deferred tax asset                          $         -       $         -


5. Notes Payable

      Included in notes payable at September 30, 2003 is $308,030 payable to USA Funding. During the second quarter of 2003, the Company secured a $750,000 revolving asset-based credit facility from USA Funding of Dallas, TX. This facility is for one year commencing on June 1, 2003. The amount of available credit is based on the value of the Company's eligible receivables from time to time. Eligible receivables include those receivables that have payment terms equal to or less than net 45 days or have been outstanding for less than 90 days. The receivables are financed with recourse. This credit facility bears interest at a rate of prime plus 2% as well as a 0.75% discount rate on all advances.

6. Recent Sales of Unregistered Securities

      During the third quarter of 2003, the Company sold 3,208,556 shares of common stock, together with warrants exercisable for 1,604,228 shares of common stock, to accredited investors in a private placement transaction for $1,500,000 in gross proceeds before fees and commissions of approximately $100,000. The private placement consisted of the sale of Units consisting of two shares of the Company's common stock and one warrant exercisable for one share of common stock. The investors paid a Unit purchase price of $0.935. The proceeds will be used for working capital purposes. Under the terms of the private placement, the Company has filed an Registration Statement on Form SB-2 with the SEC to register for resale the shares of common stock acquired by the investors, including the shares issuable upon exercise of the warrants.

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

         Sports Performance
         ------------------
         Our first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, we introduced ENDUROX(R) R4(R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R4 has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE(R) Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R4. Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. In the first three quarters of 2003, we commenced test marketing of our ready-to-drink form of ACCELERADE in the San Diego and Colorado Springs areas. The test market is expected to continue through the fourth quarter of 2003 throughout the entire state of Colorado.

         Weight Loss
         -----------
         In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, we introduced our first weight loss product, SATIETROL(R), a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that Satietrol, a pre meal beverage, can reduce hunger up to 43% 3 1/2 hours after eating. In January 2001, we extended our weight loss product line with the introduction of SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline ("GSK") for its SATIETROL technology. Under the Agreement, the Company received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently canceled the Licensing Agreement in September 2002 with all rights reverting to the Company. In the third quarter of 2002, the Company funded clinical studies that confirmed an improvement in the efficacy of SATIETROL. In the third quarter of 2003, the Company funded clinical studies performed at a private research firm that showed a statistically significant reduction in caloric intake in overweight individuals using a new improved form of SATIETROL in both beverage and tablet form. The Company will conduct additional studies on SATIETROL in the fourth quarter of 2003 and in 2004.

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

(b) Results of Operations - Nine Months Ended September 30, 2003 vs. September 30, 2002

         We recorded a net loss of ($209,209), or ($0.03) per share, for the third quarter ended September 30, 2003 compared to a net loss of ($1,676,450), or ($0.27) per share, for the third quarter ended September 30, 2002. We recorded a net loss of ($936,285), or ($0.15) per share, for the nine-month period ended September 30, 2003, compared to a net loss of ($1,972,300), or ($0.32) per share, for the nine-month period ended September 30, 2002. The decrease in the net loss for the three- and nine- month periods ended September 30, 2003 vs. the same periods in 2002 is due primarily to the write off of excess SATIETROL inventory in the third quarter of 2002 as discussed below as well as an increase in salaries and employee benefits as we expanded our marketing and sales team.

         Revenues in the quarter ended September 30, 2003 were $1,475,408 compared to $1,401,981 for the same period in 2003. Revenues in the nine-month period ended September 30, 2003 were $4,393,739 compared to revenues of $4,377,007 for the same period in 2002. Sales of our ACCELERADE Sports Drink increased 15% for the quarter ended September 30, 2003 and 19% for the nine-month period ended September 30, 2003 over the same periods in 2002.

         Gross profit was $754,081 for the three months ended September 30, 2003 compared to ($593,232) for the three months ended September 30, 2002. The negative gross profit in the third quarter of 2002 includes a $1,297,485 write-off of excess SATIETROL inventory. In the third quarter of 2002, we chose to focus our resources on developing our sports drink business resulting in reduced SATIETROL sales. The decision to write-off the excess SATIETROL inventory was made in accordance with generally accepted accounting principles. Before this write-off, gross profit was $704,253. Gross profit was $2,215,419 for the nine months ended September 30, 2003 compared to $1,010,870 for the nine months ended September 30, 2002, which also includes the SATIETROL write off. Without the write-off, gross profit for the nine months ended September 30, 2002 was $2,308,355.

         In the preceding paragraph, excluding the write off of SATIETROL inventory from our gross profit results in an increase of our gross profit by $1,297,485 as compared to our actual gross profit in the three months ended September 30, 2002 and in the nine months ended September 30, 2002. Management believes in providing information to investors regarding our gross profit and gross margin excluding the effect of the write-off of SATIETROL inventory. We have not had, and do not expect to have, any significant inventory write-offs in 2003, and do not expect to have any significant inventory write-offs in 2004. In addition, we have not had significant revenues from SATIETROL in 2003. Therefore, we believe that presenting information regarding our gross profit and gross margin without taking into account the inventory write-offs permit investors to make a relevant comparison between our operating results in 2003 and our operating results in 2002 from product lines that were also significant for us in 2003.

         Gross profit margin on product sales was 51.1% for the three months ended September 30, 2003, compared to a negative margin for the three months ended September 30, 2002. Gross profit margin on product sales was 50.4% for the nine-month period ended September 30, 2003 versus 23% for the nine-month period ended September 30, 2002. The 2002 period gross margins include the effect of the SATIETROL inventory write-off. Gross profit margin on product sales was 50.2% for the three months ended September 30, 2002 before the inventory write-off. Gross profit margin on product sales was 52.7% for the nine-month period ended September 30, 2002 before the inventory write-off. The reasons for the decrease in gross profit margin in the nine months ended September 30, 2003 as compared to the same period in 2002 (before the inventory write-off) are increases in warehouse costs as we bring on additional warehouses, increases in freight costs, and slotting fees paid in the first quarter of 2003 in the form of product for getting our ACCELERADE product sold in 990 Rite-Aid drug stores that feature a special nutrition section.

         Our selling, general, and administrative ("S, G, & A") expenses were $905,872 for the three-month period ended September 30, 2003 compared to $1,007,894 for the three-month period ended September 30, 2002. The primary reason for the decrease in S, G, & A expenses in the three-month period ended September 30, 2003, compared to the same period in 2002 was a decrease in advertising expenses. Our S, G, & A expenses increased to $2,932,734 for the nine-month period ended September 30, 2003 from $2,850,211 for the nine-month period ended September 30, 2002. The primary reason for the increase in S, G, & A expenses in the nine-month period ended September 30, 2003, compared to the same period in 2002 was an increase in salaries and employee benefits as we expanded our marketing and sales team.

         Research and development ("R & D") expenses were $25,588 for the three months ended September 30, 2003 versus $64,453 for the three months ended September 30, 2002. R & D expenses were $156,127 for the nine months ended September 30, 2003 versus $111,813 for the nine months ended September 30, 2002. R & D expenses increased in the nine-month period ended September 30, 2003 compared to the same period in 2002 due to the studies conducted to further enhance our SATIETROL technology as well as R & D expenses associated with the test market of the ready-to-drink form of our ACCELERADE product in 2003. We anticipate R & D expenses will increase as additional clinical trials and studies are conducted on all of our products as we continue to seek out additional patents and claims for our products.

(c) Liquidity and Capital Resources

         At September 30, 2003, the Company's current assets exceeded its current liabilities by approximately $2.7 million with a ratio of current assets to current liabilities of approximately 4.5 to 1. At September 30, 2003, cash on hand was $1,649,519, an increase of $1,021,081 from December 31, 2002, primarily because of the net proceeds of our $1,500,000 private placement completed in the third quarter of 2003, coupled with our net loss for the first nine months of 2003, as well as an increase of $352,549 in accounts receivable from December 31, 2002 that was offset by an increase in notes payable of $284,308 and an increase in accounts payable/accrued expenses of $136,366. Inventory levels decreased by $570,942 at September 30, 2003 as compared to December 31, 2002, as we more efficiently turned our inventory in 2003.

         During the third quarter of 2003, the Company received $1,500,000 in gross proceeds from a private placement of common stock before fees and commissions of approximately $100,000. The private placement consisted of the sale of Units consisting of two shares of the Company's common stock and one warrant exercisable for one share of common stock. The investors paid a Unit purchase price of $0.935. The proceeds will be used for working capital purposes. Under the terms of the private placement, the Company has filed an Registration Statement on Form SB-2 with the SEC to register for resale the shares of common stock acquired by the investors, including the shares issuable upon exercise of the warrants.

         During the second quarter of 2003, the Company secured a $750,000 asset-based credit facility from USA Funding of Dallas, TX. The amount of available credit is based on the value of the Company's eligible receivables from time to time. This credit facility bears interest at a rate of prime plus 2% as well as a 0.75% discount rate on all advances. At September 30, 2003, we had approximately $225,000 of availability under this credit facility and, as of November 7, 2003, we had approximately $300,000 of availability under this credit facility.


ITEM 3.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2003, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEM 2.  CHANGES IN SECURITIES

(a), (b) Changes in Securities:

         None.

(c) Recent Sales of Unregistered Securities:

         In August and September 2003, we sold 1,604,278 units of securities ("Units") for cash at a price of $0.935 per Unit to an aggregate of 50 accredited investors pursuant to a confidential private offering memorandum. Among those participating in this private placement was the Company's new director, Gregory T. Horn. Each Unit consisted of two shares of Common Stock and warrants to purchase one share of Common Stock at an exercise price of $0.6325 per share. The aggregate gross proceeds were $1,500,000.

         The Company did not retain an underwriter or selling agent in connection with this private placement. However, one broker-dealer received cash compensation of $51,110 and warrants exercisable for 154,853 shares in connection with introducing certain prospective investors to the Company. These warrants are identical to the warrants issued to investors in the Units. We understand that this broker-dealer has assigned these warrants to certain of its employees.

         The Units were sold without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided in Section 4(2) thereof and Rule 506, Regulation D promulgated thereunder. No general solicitation was made in connection with the placement. All securities sold were acquired for investment, and appropriate restrictions have been placed upon the resale of any of the securities acquired in the placement, including restrictive legends on the face of the securities and stop orders on our stock and warrant registers.

         The warrants are exercisable for a term of five years. A form of the warrants issued has been filed as an exhibit with this Report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     4.1 Form of Securities Purchase Agreement with purchasers of Units in August-September 2003 private placement.

     4.2 Form of Warrant issued to purchasers of Units in August-September 2003 private placement.

     4.3 Form of Registration Rights Agreement entered into with purchasers of Units in August-September 2003 private placement.

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

                              Date: NOVEMBER 7, 2003
                                    ----------------