Form 10KSB
period 2003-12-31
PACIFICHEALTH LABORATORIES INC
filed 2004-03-29
CIK 1000278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                          Commission File No. 333-36379

                        PACIFICHEALTH LABORATORIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                          22-3367588
         (State or jurisdiction of              (I.R.S. Employer
       incorporation or organization)          Identification No.)

                          100 Matawan Road, - Suite 420
                                Matawan, NJ 07747
                    (Address of principal executive offices)

                                  732/739-2900
                           (Issuer's telephone number)

                   Internet Website: www.pacifichealthlabs.com
                                     -------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0025 per share.

Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were $5,453,571.

As of March 24, 2004, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $6,251,974.

As of March 24, 2004, the issuer had 10,240,545 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |_|   No |X|

                           PACIFICHEALTH LABORATORIES, INC.
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 2003



                                TABLE OF CONTENTS


PART I

ITEM 1.  BUSINESS..............................................................4
ITEM 2.  DESCRIPTION OF PROPERTY..............................................14
ITEM 3.  LEGAL PROCEEDINGS....................................................15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................15

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............15
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................18
ITEM 7.  FINANCIAL STATEMENTS.................................................22
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................22

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................23
ITEM 10. EXECUTIVE COMPENSATION...............................................26
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......31
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................33
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......34
ITEM 14. PRINCIPLE ACCOUNTANTS FEES AND SERVICES..............................35

                   NOTE CONCERNING FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

            o The development of new products and the expansion of the market for our current products;

            o  Implementing aspects of our business plans;

            o  Financing goals and plans;

            o Our existing cash and whether and how long these funds will be sufficient to fund our operations; and

            o Our raising of additional capital through future equity financings.

         These and other forward-looking statements are primarily in the sections entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Business." Generally, you can identify these statements because they use phrases like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report.

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. Cautionary language in this Report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

         We are not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this prospectus and other statements made from time to time from us or our representatives might not occur. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I


ITEM 1.  BUSINESS.

1(a)     Business Development

         PacificHealth Laboratories, Inc. (hereinafter referred to as the "Company") is a nutrition technology company that was incorporated in the State of Delaware in April 1995. The Company researches, develops, and commercializes functionally unique proprietary products for sports performance, weight loss, and Type 2 diabetes which can be marketed without prior Food and Drug Administration ("FDA") approval under current regulatory guidelines.

1(b)     Business of the Issuer

         The Company is a nutrition technology company strongly committed to research and development of dietary and nutritional supplements that can enhance health and well-being. The Company's three primary areas of research to date have been sports performance, weight loss and Type 2 diabetes.

         Sports Performance
         The Company's first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, the Company introduced ENDUROX(R) R4(R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R4 has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, the Company introduced ACCELERADE(R) Sports Drink, to be taken during exercise using the same, patented technology as ENDUROX R4. Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. In 2003, the Company introduced a ready-to-drink form of ACCELERADE into test market in the state of Colorado. In March 2004, the Company introduced COUNTDOWN, the first product specifically engineered for immediate post-workout intake by strength-training athletes.

         Weight Loss
         In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, the Company introduced our first weight loss product, SATIETROL(R), a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that Satietrol, a pre meal beverage, can reduce hunger up to 43% three and one-half hours after eating. In January 2001, the Company extended our weight loss product line with the introduction of SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline ("GSK") for its SATIETROL technology. Under the Agreement, the Company received an initial payment of

$1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently terminated the Licensing Agreement in September 2002 with all rights reverting back to the Company. In the third quarter of 2003, the Company funded clinical studies performed at a private research firm that showed a statistically significant reduction in caloric intake in overweight individuals using a new improved form of SATIETROL in both beverage and tablet form. The Company will conduct additional studies on SATIETROL in 2004.

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

         Strong Research
         In December 2003, the Company acquired all of the outstanding shares of Strong Research Corp. ("STRONG"), a research-based educational sports nutrition company, in exchange for 150,000 shares of the Company's common stock. STRONG had no material revenues but is actively involved in the scientific education of athletes on proper nutrition utilizing leading Ph.D.-level scientists in sports nutrition. Assets acquired include certain intellectual properties that we expect to use in the marketing of new sports nutrition products geared towards the strength-training athlete, including a provisional U.S. patent application entitled Composition for Increasing Muscle Protein Synthesis. Greg Horn, a Director of the Company, is the principal shareholder of STRONG and will continue as a compensated advisor to STRONG and the Company.

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

         Clinical studies funded by the Company conducted in 2000 by the Company's President, Dr. Portman, Abe Bakal of ABIC International ("ABIC"), and Dr. Steven Peikin, Professor of Medicine, Robert Wood Johnson Medical School at Camden Cooper Hospital/University Medical Center, Camden, NJ have shown that, when taken as a pre meal beverage 10-15 minutes before eating, SATIETROL can reduce hunger up to 40% three and one-half hours after eating and reduce caloric consumption in a subsequent meal by 43%. These studies were presented at the North American Association for the Study of Obesity (NAASO) 1999 national meeting. In March 2001, the Company was issued patent #6,207,638 for all 72 claims made for SATIETROL, including its use for Type 2 diabetes as well as conjunctive use with other products for treatment of bulimia. Studies conducted or funded by the Company on CCK have also suggested that this agent may be effective for treating Type 2 diabetes, one of the fastest growing chronic diseases in the United States. The Company intends to conduct studies to determine if SATIETROL would be of value in Type 2 diabetes.

         Additional studies funded by the Company and conducted in the 4th quarter of 2002 by Dr. Portman, and Mr. Bakal of ABIC, have shown that we can significantly improve both the efficacy and versatility of SATIETROL. These new studies show that the improved formulation of SATIETROL was, on average, 38% more effective in reducing caloric intake than our existing product. In addition, we have been able to reduce the caloric content from 80 calories to 15 calories, which is important for individuals who are on a calorie-restricted diet.

         Additional studies funded by the Company and conducted in 2003 by a private research firm indicated that an improved form of SATIETROL is effective in reducing food consumption in two new delivery forms: chewable tablets and low-calorie beverages. Based on these findings, the Company may be able to develop a totally new class of weight loss management products that naturally reduce appetite and hunger.

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

         In January 2001, the Company introduced SATIETROL COMPLETE, a 220-calorie meal replacement product that incorporates the SATIETROL technology. Clinical studies funded by the Company and conducted in 2000 by Dr. Portman, Mr. Bakal of ABIC, and Dr. Steven Peikin, Professor of Medicine, Robert Wood Johnson Medical School at Camden Cooper Hospital/University Medical Center, Camden, NJ have shown that, versus the leading meal replacement product, SATIETROL COMPLETE was more effective in reducing hunger over 5 hours and reducing caloric consumption in a subsequent meal. These studies were presented at the NAASO national meeting in 2000. The meal replacement market segment in the United States exceeds $900 million. SATIETROL COMPLETE is a powder that is mixed with skim, soy, or rice milk and is available in chocolate and vanilla flavors.

         On June 1, 2001, the Company entered into an exclusive license agreement with GlaxoSmithKline ("GSK"), one of the world's largest pharmaceutical companies, for SATIETROL, the Company's appetite control product. The agreement provided GSK with worldwide rights to the trademarks, technology, patents, and know how for SATIETROL for the duration of the patents which expire in 2017. Under the agreement, the Company received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. The agreement permitted GSK to terminate the license agreement at any time for any reason, provided that it pays all milestone payments earned prior to termination. In the event the agreement was terminated, all rights to the product would revert to the Company. GSK also purchased approximately 9% of the Company's common stock for $1.5 million under a contemporaneous stock purchase agreement. As of December 31, 2002, the Company received an aggregate of $2,750,000 from GSK from the combined licensing and stock purchase agreements. During the third quarter of 2002, GSK terminated the license agreement and the Company is now free to explore other options for the SATIETROL technology with other potential partners.

         (d) ACCELERADE(R)

         In June 2001, the Company introduced ACCELERADE Sports Drink, to be taken during exercise, using the same, patented technology as ENDUROX R4. Research studies funded by the Company and conducted in 2001 by Dr. John Ivy at the University of Texas Department of Kinesiology and Health Education, Austin, Texas have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. These studies showed that subjects taking ACCELERADE increased endurance performance by 24% compared to subjects drinking a conventional sports drink containing the same amount of carbohydrates. ACCELERADE uses the ENDUROX R4 technology that features the patented 4-1 ratio of carbohydrate to protein to speed the movement of carbohydrate from the blood into the muscle during exercise. By increasing the energy efficiency of every gram of carbohydrate an athlete consumes, ACCELERADE spares muscle glycogen and improves endurance capacity. In 2003, the Company commenced test marketing of our ready-to-drink form of ACCELERADE in the state of Colorado. This test market will continue in 2004.

         (e) COUNTDOWN(R)

         As a result of its acquisition of STRONG in December 2003, the Company has placed special emphasis on developing a line of products that focus on infusing the body with certain critical nutrients at specific times during the day to increase strength, endurance, and muscle mass. In March 2004, the Company introduced COUNTDOWN, the first product specifically engineered for immediate post workout intake by strength-training athletes. Independent researchers have shown that the right combination of nutrients taken within 45 minutes after a workout can turn on the cellular processes to rebuild and repair muscles, resulting in greater gains in muscle strength and power. Independent and company-funded studies conducted at various research facilities show the COUNTDOWN formula increases protein synthesis 38% more than a conventional protein drink, increases muscle glycogen levels 2.2 fold greater than a conventional recovery drink and decreases muscle damage by 36%. The Company expects to launch additional products geared towards the strength-training athlete in mid-2004.

1(b)(ii) Distribution Methods

         The Company has pursued a "multi-channel" distribution strategy in marketing its ENDUROX, ENDUROX R4 and ACCELERADE lines of products. At the present time, these products are being sold in over 9,000 retail outlets including General Nutrition Centers ("GNC"), sports specialty stores, independent health food retailers, independent bike retailers, health clubs, catalogs, and Internet sites. ACCELERADE ready-to-drink will be primarily sold through the convenience store channels of distribution. The Company does not sell any of its other products through convenience stores and does not have any experience in distributing products through convenience stores. As a result, distribution of ACCELERADE ready-to-drink through convenience stores may initially not be as effective as other means of distribution used by the Company. COUNTDOWN, the first product in the Nutrient Timing System line of products, is being sold exclusively in GNC stores.

         The Company began distribution of ENDUROX in Canada in 1997 through an independent distributor with the first retail sales made in April 1997. In 1998, the Company began selling its ENDUROX products in South Africa with an independent distributor on a non-exclusive basis. The Company now sells all of its products in various foreign countries through independent distributors on a non-exclusive basis.

         SATIETROL currently is sold through Internet retailers and select health food stores, although revenues are not significant.

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

         In the twelve-month periods ended December 31, 2003 and December 31, 2002, the Company's expenditures for product advertising and promotion were approximately $727,000 and $900,000, respectively.

1(b)(iii) Status of Publicly Announced New Products

         The status of all products that have been the subject of or mentioned in public announcements by the company in the past year are discussed above under the caption "Principal Products and Markets".

1(b)(iv) Competition

         Depending on the product category, the Company's competition varies.

         The sports drink market in which Endurox R4 and ACCELERADE compete is dominated by such brands as Gatorade and Powerade who sell ready-to-drink products, as well as smaller companies such as Cytosport (Cytomax), which sell powdered, ready-to-mix products. In addition, there are a number of new foreign entries such as Enervit and Extran that have introduced sports drinks into the U.S. focusing on the endurance athlete. Increased competitive activity from such companies could make it more difficult for the Company to increase or keep market share since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than the Company. In addition, in the market for ready to drink sports drinks, the Company must compete with large companies whose products enjoy substantial name recognition. As a result, it may be more difficult for the Company to earn market share in the market for ready-to-drink sports drinks than in other markets.

         The strength-training powder market in which COUNTDOWN competes is dominated by brands from much larger companies such as MET-RX, EAS, and Optimum Nutrition. Increased competitive activity from such companies could make it more difficult for the Company to increase or keep market share since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than the Company.

         The competitive market for weight loss products is divided into four basic segments: herbal supplements (e.g., Metabolite), meal replacement products (e.g., Slim Fast), food plans (e.g., Weight Watchers) and prescription products (e.g., Xenical). Today, weight loss products are manufactured by dietary supplement manufacturers, pharmaceutical manufacturers, diet food companies (e.g. Slim Fast Foods Company), and over-the-counter drug companies. Intense competitive activity in this market could make it difficult for the Company to increase or keep market share, as most of the companies that have products in this category have greater financial, marketing, sales, manufacturing, and distribution resources than the Company.

         Because the Company's products are based upon natural ingredients, its competitors have access to the same ingredients and will be able to develop and market products the same as or similar to the Company's products. Except to the limited extent that the Company may obtain patent protection for certain uses of ingredients in its products, its competitors' products may make the same claims of benefits from use of the products that the Company makes.

         The Company believes that long term success in the marketplace for any of the Company's products is likely to be less dependent on the novelty of the product than on such factors as distribution and marketing capabilities, and whether or not the product enjoys some proprietary advantage, such as patent protection, an established brand name, etc.

1(b)(v)  Suppliers of Raw Materials

         The Company does not have manufacturing facilities and has no present intention to manufacture any products itself. It fulfills product needs through relationships with independent manufacturers. The Company generally does not have long-term contracts with any of these manufacturers. Competitors that do their own manufacturing may have an advantage over the Company with respect to pricing, availability of product and in other areas because of their control of the manufacturing process.

         Generally, the Company's contract manufacturers obtain raw materials necessary for the manufacture of our products from numerous sources. The Company generally does not have contracts with suppliers of materials required for the production of its products. The Company obtains ciwujia for its ENDUROX caplet line of products from suppliers in the Peoples Republic of China. At the present time, the Company obtains all of its needs from one supplier in the People's Republic of China, but believes that the Company could switch to a number of alternative suppliers without significant effect. The Company has not entered into any long-term supply agreements with this supplier. In addition, all other raw materials used in the Company's existing products are available from multiple sources.

         There is no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the source of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions outside of its control.

1(b)(vi) Dependence on Major Customers

         GNC and Performance, Inc. accounted for approximately 24% and 22%, respectively, of net sales in fiscal 2003. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. The Company has no agreement with or commitment from either of these customers with respect to future purchases.

1(b)(vii) Patents and Trademarks

         The Company received a use patent, United States Patent No. 5,585,101 in December 1996 covering the use of ciwujia, the principal active herb in ENDUROX, entitled Method to Improve Performance During Exercise Using the Ciwujia Plant. This patent expires in December 2013.

         The Company received a composition of matter patent, United States Patent No. 6,051,236, in April 2000 for ENDUROX R4 entitled Composition for Optimizing Muscle Performance During Exercise (see section 1(b)(i)(b)). This patent expires in April 2017.

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

         The Company also has the following patents pending for its SATIETROL technology:

---------------------------------------------------------------------------------------------------------
                                      PATENTS PENDING                                    DATE SUBMITTED
---------------------------------------------------------------------------------------------------------
Composition Containing Protease Inhibitor Extends Post Meal Satiety                        June 2001
---------------------------------------------------------------------------------------------------------
Nutritional Intervention Composition for Enhancing and Extending Satiety                   June 2002
---------------------------------------------------------------------------------------------------------
Composition for Reducing Caloric Intake                                                   October 2002
---------------------------------------------------------------------------------------------------------

         In October 2003, STRONG, now a subsidiary of the Company, filed a provisional U.S. patent application entitled Composition for Increasing Muscle Protein Synthesis.

         The patent holder for all patents other than the patent held by STRONG is the Company's President, Dr. Robert Portman, and all patents are assigned to the Company. To the extent the Company does not have patents on its products, there can be no assurance that another company will not replicate one or more of the Company's products, nor is there any assurance that patents that are obtained will provide meaningful protection or significant competitive advantages over competing products. For example, the Company's use patent on ciwujia would not prevent the sale of a product containing that herb with a claim or for a use that was not covered by the Company's patent.

         The Company has federal trademark registrations for ENDUROX, ENDUROX EXCEL, ENDUROX ProHeart, ENDUROX R4, SATIETROL, SATIETROL COMPLETE, and ACCELERADE. We have also filed five trademark registration applications on names relating to STRONG and its potential products. The Company also has filed its trademarks in most Western European countries, Canada, Mexico and Japan. The Company's policy is to pursue registrations for all of the trademarks associated with its key products, and to protect its legal rights concerning the use of its trademarks. The Company relies on common law trademark rights to protect its unregistered trademarks.

1(b)(viii) and (ix)  Governmental Regulation

         The Company has determined that all of its existing and proposed products, as described above, are nutritional or dietary supplements as defined under federal statutes and regulations of the FDA. Neither nutritional supplements nor dietary supplements require FDA or other governmental approval prior to their marketing in the United States. No governmental agency or other third party makes a determination as to whether our products qualify as nutritional supplements, dietary supplements, or neither. The Company makes this determination based on the ingredients contained in the products and the claims made for the products. The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture and the Environmental Protection Agency. The Company's activities also are subject to regulation by various agencies of the states and localities in which its products are sold.

         The Company markets products that are covered under two types of FDA regulations, Nutritional Supplements and Dietary Supplements. Nutritional Supplements contain food and GRAS (Generally Regarded as Safe) ingredients and do not require FDA approval or notification. Such products must follow labeling guidelines outlined by the FDA.

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

         On February 6, 2000, the FDA issued new guidelines concerning statements made for dietary supplements. These new regulations have important implications for the marketing of weight loss products such as SATIETROL. Previously the regulations made it clear that a product that made a claim for obesity must be treated as a drug. Under the new regulations the FDA makes a distinction between obesity and overweight. Overweight is no longer considered a disease but rather a natural life process. Overweight is considered a condition that affects the structure and function of the body. As now defined, dietary supplements can make a claim for ordinary weight loss rather than as a treatment for obesity. Furthermore, these regulations also permit the use of appetite suppressant as a structure/function claim under DSHEA. The issuance of these regulations will give SATIETROL greater latitude in the types of claims the product can make as long as such claims are substantiated by the necessary studies.

1(b)(x)  Expenditures for Research and Development

         The Company's research and development expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were as follows: 2003 - $232,000; 2002 - $166,000.

1(b)(xi) Compliance with Environmental Laws

         The Company is not aware of any "administrative" or other costs that it incurs which are directly related to compliance with environmental laws.

1(b)(xii) Employees

         At the present time, the Company has fifteen full time employees. Of these, three employees are executive, eight are in sales and marketing, and four are in accounting, operations and administrative. The Company employs a number of consultants who devote limited portions of their time to the Company's business. None of the Company's employees are represented by a union and the Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         In July 2003, the Company moved its headquarters from Woodbridge, NJ to larger facilities located in Matawan, NJ. At this time, the Company entered into a four-year (48-month) lease for approximately 5,500 square feet at a price of $22.50 per square foot, including utilities, for an annual rent expense of

$123,750 for the first thirty-three (33) months. During the last fifteen (15) months of the lease, the rent increases to $25.50 per square foot, including utilities, for an aggregate annual rent expense of $140,250.

         The Company does not intend to develop its own manufacturing capabilities, because management believes that the availability of manufacturing services from third parties on a contract basis is more than adequate to meet the Company's needs in the foreseeable future.

         The Company does not own any real property nor does it have any real estate investments.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, or involved in, any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders in the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

5(a)     Market Information.

         The Company's common stock is currently traded on the over-the-counter market on the OTC Bulletin Board, under the symbol "PHLI" and was traded on the Nasdaq SmallCap Market, under the symbol "PHLIC" prior to August 20, 2003.

         The following table sets forth, in dollars and cents (in lieu of fractions), the high and low sales prices of the Company's common stock since August 20, 2003, as reported by the OTC Bulletin Board. The prices in the table may not represent actual transactions. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

Year ending December 31, 2003                           High        Low
-----------------------------                           ----        ---

August 20 to September 30                              $1.01       $0.55
Fourth Quarter                                         $1.18       $0.56

First Quarter 2004 through March 25, 2004              $0.95       $0.70

         The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the common stock as reported on the NASDAQ SmallCap Market for the applicable periods.

Year ending December 31, 2003                           High        Low
-----------------------------                           ----        ---

First Quarter                                          $2.90       $0.74
Second Quarter                                         $1.38       $0.65
July 1 to August 19                                    $1.13       $0.55

Year ended December 31, 2002
----------------------------

First Quarter                                          $5.00       $2.51
Second Quarter                                         $5.15       $3.61
Third Quarter                                          $4.78       $0.91
Fourth Quarter                                         $4.10       $0.93

         On March 24, 2004, the closing price of our common stock as reported by the OTC Bulletin Board was $0.80 per share.

5(b)     Holders.

         As of March 24, 2004, there were approximately 125 holders of record of the Company's common stock. However, the Company believes that there are significantly more beneficial holders of the Company's stock as many beneficial holders have their stock in "street name".

5(c)     Dividends.

         The Company has never paid or declared dividends upon its common stock and does not contemplate or anticipate paying any dividends on its common stock in the foreseeable future.

5(d) Recent Sales of Unregistered Securities; Use of Proceeds from the Sale of Registered Securities

5(d)(i)  Recent Sales of Unregistered Securities.

         August - September Private Placement

         As reported in our Quarterly report on Form 10-QSB for the quarter ended September 30, 2003, in August and September 2003, we sold 1,604,278 units of securities ("Units") for cash at a price of $0.935 per Unit to an aggregate of 50 investors pursuant to a confidential private offering memorandum. Each Unit consisted of two shares of Common Stock and warrants to purchase one share of Common Stock at an exercise price of $0.6325 per share. The aggregate gross proceeds were $1,500,000.

         The Company did not retain an underwriter or selling agent in connection with this private placement. However, Fahnestock & Company, a broker-dealer, received cash compensation of $51,110 and warrants exercisable for 154,853 shares in connection with introducing certain prospective investors to the Company. These warrants are identical to the warrants issued to investors in the Units. Fahnestock subsequently assigned these warrants to certain of its employees.

         The Units were sold without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided in Section 4(2) thereof and Rule 506, Regulation D promulgated thereunder. No general solicitation was made in connection with the placement. All securities sold were acquired for investment, and appropriate restrictions were placed upon the resale of any of the securities acquired in the placement, including restrictive legends on the face of the securities and stop orders on our stock and warrant registers. The shares contained in the Units, as well as the shares issuable upon exercise of the warrants, were subsequently registered for resale under the Securities Act of 1933

         The proceeds are being used for working capital and general corporate purposes.

         Acquisition of Strong Research Corp.

         On December 17, 2003, the Company issued 150,000 shares of our common stock in exchange for all of the outstanding capital stock of STRONG. Prior to the acquisition, Gregory Horn, a director of the Company, was the sole shareholder of STRONG and therefore was the recipient of the shares. The Company accounted for the transaction as a patent acquisition at a value of $112,500. In connection with this transaction, the Company agreed to issue and did issue 52,000 shares subsequent to December 31, 2003 and has accounted for this transaction as additional purchase price at fair value of the shares as of December 31, 2003, which approximated $43,000. The Company will issue to Mr. Horn an additional 150,000 shares if certain milestones are achieved.

         These shares of common stock were issued without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided in Section 4(2) thereof and Rule 506, Regulation D promulgated thereunder. No general solicitation was made in connection with the transaction. All securities were acquired for investment, and appropriate restrictions were placed upon the resale of any of the securities acquired in the placement, including restrictive legends on the face of the securities and stop orders on our stock and warrant registers. These shares of common stock were subsequently registered for resale under the Securities Act of 1933

         December Private Placement.

         In December 2003, the Company sold an aggregate of 357,144 units of securities ("December Units") for cash at a price of $1.40 per December Unit to two investors pursuant to a confidential private placement memorandum. Each December Unit consisted of two shares of the Company's common stock and warrants to purchase one share of the Company's common stock at an exercise price of $0.85. The Company received aggregate proceeds of approximately $500,000. The Company paid no brokers' or finders' fees in connection with this private placement. The proceeds of this private placement are intended to be used for working capital and general corporate purposes.

         These securities were sold without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided in Section 4(2) thereof and Rule 506, Regulation D promulgated thereunder. No general solicitation was made in connection with the placement. All securities sold were acquired for investment, and appropriate restrictions were placed upon the resale of any of the securities acquired in the placement, including restrictive legends on the face of the securities and stop orders on our stock and warrant registers. The shares of common stock contained in the December Units, as well as the shares of common stock issuable upon exercise of the warrants, were subsequently registered for resale under the Securities Act of 1933

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

6(a)     Introduction

         The Company was incorporated in April 1995 to develop and market dietary and nutritional supplements that improve and promote health and well-being and can be offered for sale without prior approval by the FDA in compliance with current regulatory guidelines. Our first product, ENDUROX was introduced in March 1996, and commercial sales began in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX EXCEL. In March 1999, the Company launched ENDUROX R4 Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. In April 2000, the Company introduced a new product, SATIETROL, that will compete in the approximately $50 billion market for weight loss and weight control products, goods and services. In May of 2001, the Company launched ACCELERADE, a new generation of sports drink products to be used during exercise that uses the ENDUROX R4 patented technology. In 2003, the Company introduced a ready-to-drink form of ACCELERADE in test market in the State of Colorado. In December 2003, the Company acquired all of the outstanding shares of Strong Research Corp., a research-based educational sports nutrition company actively involved in the scientific education of athletes on proper nutrition useful in the marketing of new sports nutrition products geared towards the strength-training athlete. In March 2004, the Company introduced COUNTDOWN, the first product specifically engineered for immediate post-workout use by strength-training athletes.

6(b)     Results of Operations - Years Ended December 31, 2003 and 2002

         The Company generated a net loss of ($1,451,274) or ($0.20) per share for the year ended December 31, 2003 compared to net loss of ($2,570,452) or ($0.42) per share for the year ended December 31, 2002. The decrease in net loss for 2003 versus the net loss for the same period in 2002 is due primarily to the $1,297,485 write-off of SATIETROL inventory in 2002 (see below).

         Revenues for the year ended December 31, 2003 were $5,453,571 compared to $5,120,353 for the same period in 2002. The increase in revenues in 2003 as compared to 2002 was due primarily to a 30% increase in sales of our ACCELERADE Sports Drink. The following table provides additional information concerning our revenues in 2003 and 2002:

                                                Revenues
                             ----------------------------------------------
                                Sports            Weight
Year Ended                   Performance           Loss            Total
---------------------------------------------------------------------------
December 31, 2003             $5,393,296         $ 60,275        $5,453,571
                              ==========         ========        ==========

December 31, 2002             $5,007,513         $112,840        $5,120,353
                              ==========         ========        ==========

         Gross profit for the year ended December 31, 2003 was $2,654,109 compared to $1,355,260 for the year ended December 31, 2002, which includes a $1,297,485 write off of excess SATIETROL inventory. Before this write off, gross profit was $2,652,745. In the third quarter of 2002, we chose to focus our resources on developing our sports drink business resulting in reduced SATIETROL sales. The decision to write off the SATIETROL inventory was made in accordance with generally accepted accounting principles.

         Our gross profit margin on product sales increased to 48.7% in 2003 from 26.5% in 2002. The 26.5% gross profit margin for 2002 takes into account the effect of the write off of excess SATIETROL inventory. Not including the write off, our gross margin decreased to 48.7% for the year ended December 31, 2003 from 51.8% for the year ended December 31, 2002 (before the inventory write off). The primary reason for the decrease in gross profit margin percent in 2003 compared to 2002 without the write off is that the Company sold inventory in the fourth quarter of 2003 at a discount in order to facilitate the introduction of its sports performance products with new packaging graphics and improved flavors in early 2004.

         In the above paragraphs, we have presented both our actual absolute gross profit and our gross profit margin percentage, and with respect to 2002, those figures excluding the effects of the SATIETROL inventory write off. Excluding the write off increases our 2002 gross profit by $1,287,485 and increases our gross profit margin from 26.5% to 48.9%. We believe that the gross profit and margin figures provide meaningful information to shareholders because write offs of that magnitude have been and will be extremely infrequent, and a proper analysis of the Company's prospects requires information regarding our performance that does not include the effect of a one time inventory write off representing approximately 20% of revenues. We did not have a material inventory write off in 2000, 2001, or 2003, and do not anticipate a material write off in 2004. In addition, comparing our actual 2002 and 2003 gross profit and gross profit margin gives the impression that we greatly improved these two measures in 2003, which was not the case.

         Our selling, general, and administrative expenses ("S, G, & A") increased $58,411 to $3,783,923 for the year ended December 31, 2003 from $3,725,512 for the year ended December 31, 2002. The primary reason for the increase in S, G, & A expenses is the additional marketing expenses associated with the test market of the ready-to-drink form of ACCELERADE.

         Research and development expenses increased $66,137 to $231,651 for the year ended December 31, 2003 from $165,514 for the year ended December 31, 2002. The primary reason for the increase in research and development expenses is due to expenses associated with the test market of the ready-to-drink form of ACCELERADE. We anticipate research and development expenses will increase as additional clinical trials and studies are conducted on all current and newly proposed products as we continue to seek out additional patents and claims.

         The Company incurred interest expense of $58,709 for the year ended December 31, 2003 versus interest expense of $3,019 for the year ended December 31, 2002. The increase is due to our accounts receivable funding described in the Liquidity section below.

6(c)     Liquidity and Capital Resources

         At December 31, 2003, the Company's current assets exceeded its current liabilities by approximately $2.55 million with a ratio of current assets to current liabilities of approximately 4.0 to 1. At December 31, 2003, cash on hand was $1,798,703, an increase of $1,170,267 from December 31, 2002, primarily because of the completion of a series of private placements of the Company's equity securities. Accounts receivable increased $334,081 to $669,300 at December 31, 2003 from $335,219 at December 31, 2002 as a result of higher fourth quarter revenues in 2003 than in 2002. Inventories decreased $799,722 to $738,062 at December 31, 2003 from $1,537,784 at December 31, 2002 as a result of the higher revenues in 2003 as well as the Company more efficiently turning its inventory.

         Notes payable increased $405,933 to $470,145 at December 31, 2003 primarily as a result of the use of our accounts receivable funding from USA Funding that we did not have in the prior year. During the second quarter of 2003, the Company secured a $750,000 asset-based credit facility from USA Funding of Dallas, TX. The amount of available credit is based on the value of the Company's eligible receivables from time to time. This credit facility bears interest at a rate of prime plus 2% as well as a 0.75% discount rate on all advances. At December 31, 2003, we had approximately $125,000 of availability under this credit facility and, as of February 27, 2004, we had approximately $100,000 of availability. Accounts payable and accrued expenses increased $96,309 to $376,693 at December 31, 2003 from $280,384 at December 31, 2002.
Other current liabilities decreased to $-0- at December 31, 2003 from $100,000 at December 31, 2002.

         Because of our significantly reduced advertising and marketing expenditures in the second half of 2003, the ability to borrow against our credit facility as described above, and the equity raised in the private placements, we believe we have sufficient cash availability to fund all of our planned activities for at least the next twelve months.

6(d)     Impact of Inflation

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

6(e)     Seasonality

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

6(f)     Impact of Recently Issued Financial Accounting Standards

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

6(g)     Off-Balance Sheet Arrangements

         There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

6(h)     Critical Accounting Policies

         Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note A to our financial statements. We have not adopted any significant new accounting policies during the period ended December 31, 2003.

         In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period covered thereby. Actual results could differ from those estimates.

         Among such estimates made by management in the preparation of our financial statements are the determinations of the allowance for doubtful accounts, inventory valuations, and revenue recognition as it relates to customer returns. The allowance for doubtful accounts is determined by assessing the realizability of accounts receivable by taking into consideration the value of past due accounts and collectability based on credit worthiness of such customers. The Company assesses the realizability of inventories by reviewing inventory to determine the value of items that are slow moving, lack marketability, and by analysis of the shelf life of products. Estimates are made for sales returns based on historical experience with actual returns. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS

         Financial information required in response to this Item of Form 10-KSB is set forth at pages F-1 through F-15 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 8, 2002, the Company filed a Current Report on Form 8-K dated April 1, 2002, reporting, under Item 4, a change in the Company's independent auditors from Larson, Allen, Weishair & Co., LLP to Eisner, LLP to serve as the Company's independent public accountants to audit the financial statements for the fiscal year ended December 31, 2002.

8(a)     Evaluation of Disclosure Controls and Procedures

         Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

8(b)     Changes in Internal Controls.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

9(a)     Directors and Executive Officers
         The directors and executive officers of the Company as of the date of this Report are as follows:

     Name                        Position with the Company
     ----                        -------------------------

     Robert Portman, Ph.D.       President and Chief Executive Officer, and
                                 Chairman of the Board of Directors
     Stephen P. Kuchen           Vice President - Finance, Chief Financial
                                 Officer, Treasurer, Assistant Secretary,
                                 and Director
     Bruce Bollinger             Executive Vice-President of Marketing
     David I. Portman            Secretary and Director
     Michael Cahr                Director (1),(2)
     Joseph Harris               Director (1),(2)
     Gregory T. Horn             Director

 (1) Member of Audit Committee
 (2) Member of Compensation Committee

         A former director of the Company, T. Colin Campbell, Ph.D., resigned from the Board of Directors effective March 1, 2004.

         DR. ROBERT PORTMAN, age 59, has served as President, Chief Executive Officer, and Chairman of the Board of Directors of the Company since its inception. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974 with his brother, David Portman. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising. C&M Advertising, with billings in excess of $100 million, handled national advertising for such diverse accounts as Berlex Laboratories, Ortho-McNeil Laboratories, Tetley Tea, Radisson Hotels and HIP of New Jersey. Effective June 1, 1995, Dr. Portman relinquished his responsibilities as Chairman of C&M

Advertising (which since has been renamed "The Sawtooth Group") to assume his present positions with the Company on a full time basis, and, in September 1996, Dr. Portman sold his interest in that company.

         STEPHEN P. KUCHEN, age 43, has served as the Vice President - Finance, Chief Financial Officer, Treasurer, Assistant Secretary and a Director, of the Company since June 2000. Mr. Kuchen initially joined the Company in February of 2000 as Controller. Prior to joining the Company, Mr. Kuchen was employed from 1996 to 1999 as the Controller of Able Laboratories, a public company located in South Plainfield, New Jersey that manufactures and sells generic pharmaceuticals. Prior to his employment by Able Laboratories, Mr. Kuchen was the Controller of Jerhel Plastics, a privately owned manufacturer of women's compact cases from 1993 to 1996. Mr. Kuchen is a graduate of Seton Hall University in South Orange, NJ, and is a Certified Management Accountant.

         BRUCE BOLLINGER, age 44, has served as Executive Vice-President of Marketing since November 2002. Mr. Bollinger most recently served as Vice President of Marketing for Snapple Beverage Group, a division of Cadbury Schweppes PLC, since November of 1999. At Snapple, he was instrumental in greatly increasing the market share, revenues, and brand awareness for such well-known brands as Orangina(TM), Yoo-hoo(TM), Mistic(TM) juices, and Stewart's(TM) sodas. He brings to the Company more than 18 years of advertising, brand management, marketing, and promotion experience from other consumer products companies including Campbell Soup, Arm & Hammer - a division of Church & Dwight, and Nabisco - a division of R.J. Reynolds Tobacco.

         DAVID I. PORTMAN, age 63, has served as Secretary and a Director of the Company from its inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. In 1988, Mr. Portman sold his interest in M.E.D. Communications to Robert Portman, and became President of TRIAD Development, a real estate company that has numerous commercial and rental properties in New Jersey, a position that he still holds. Mr. Portman served as a director of First Montauk Securities Corp. from 1993 through December 31, 2002.

         MICHAEL CAHR, age 64, was appointed to the Board of Directors in April 2002. Since April 1999, Mr. Cahr has served as President of Saxony Consultants, a company that provides financial and marketing expertise to organizations in the United States and abroad. Mr. Cahr was Chairman of Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical information from September 1997 through March 1999 and President, CEO and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology, healthcare services, biotech and medical services from October, 1987 to June 1994. Mr. Cahr serves as a director of Lifecell Corporation, a Branchburg, New Jersey-based, publicly traded tissue engineering company where he has been a board member since 1991. He is also a director of Truswal Systems, an Arlington, Texas-based software engineering firm.

         JOSEPH HARRIS, age 57, was appointed to the Board of Directors in April 2002. Mr. Harris currently serves as Managing Partner of Conestoga Capital Partners, LLC, a venture capital company primarily making investments in early stage technology companies. From 2000 until 2002, Mr. Harris was Senior Vice-President - Corporate Development of Cantel Medical Corporation, a Nasdaq-listed medical device company. He was a Senior Vice-President and Director - Corporate Strategy and Development for SmithKline Beecham plc, a major pharmaceutical and healthcare company listed on both the New York Stock Exchange and London Stock Exchange, from 1996 to 2000. From 1986 to 1996, Mr. Harris served as Managing Director - Business Development and Director-Licensing and Technology Development for Eastman Kodak Company. He served as General Counsel, Secretary and Treasurer for Acme Electric Corporation, a New York Stock Exchange company that manufactures electrical and electronic equipment. Mr. Harris is licensed to practice law and is a certified public accountant in New York. In these capacities, he has worked as an attorney for Mackenzie Lewis Michelle & Hughes, a Syracuse, New York law firm and as an accountant on the tax and audit staff for Coopers & Lybrand, an International Public Accounting Firm based in Syracuse, New York. Mr. Harris also serves as a director of Diomed Holdings, Inc., an Andover, MA-based publicly traded medical device company.

         GREGORY T. HORN, age 38, was appointed to the Board of Directors in September 2003. Mr. Horn currently serves as partner and managing director of Lyric Capital, a venture capital firm. From 1991 through 2001, Mr. Horn was an executive with General Nutrition, Inc., ("GNC") most recently as Chief Executive Officer. GNC is a specialty retailer that has been our largest customer for several years. After the purchase of GNC by Royal Numico, Mr. Horn served as Group Director of Nutritional Supplements and an Executive Board member of Royal Numico; a $4.5 billion global specialty nutrition company where he developed and led the U.S. and European launch of innovative nutritional supplements. Mr. Horn received an MBA from the University of California, Los Angeles in 1989 and a B.A., Summa Cum Laude, in Management and Psychology from University of Redlands in 1987.

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

         The Company has established a Scientific Advisory Board to provide it with on-going advice and counsel regarding research direction, product development, analysis of data, and general counseling. As the need arises, the Company consults with individual members of this board on a non-scheduled basis.

9(c)     Family Relationships

         Robert Portman and David Portman are brothers. There are no other family relationships among the Company's directors, executive officers or persons nominated or chosen to become directors or executive officers of the Company.

9(d)     Involvement in Certain Legal Proceedings

         No events have occurred during the past five years that are required to be disclosed pursuant to Item 401(d) of Regulation S-B.

9(e)     Audit Committee Financial Expert

         Joseph Harris, a current director and member of the Company's Audit Committee of the Board of Directors, is the "Audit Committee Financial Expert" as that term is defined in Item 401 of Regulation S-B. In addition, Mr. Harris is "independent" as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

9(f)     Audit Committee

         The Board of Directors of the Company has established a separately designated, standing Audit Committee. The Audit Committee, which was established in December 1997, met five times during fiscal year ended December 31, 2003. The Audit Committee reviews and discusses with the Company's management and its independent auditors the audited and unaudited financial statements contained in the Company's Annual Reports on Form 10-KSB and Quarterly reports on Form 10-QSB, respectively. Although the Company's management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls and disclosure controls and procedures, the Audit Committee reviews and discusses the reporting process with management on a regular basis. The Audit Committee also discusses with the independent auditor their judgments as to the quality of the Company's accounting principles, the reasonableness of significant judgments reflected in the financial statements and the clarity of disclosures in the financial statements as well as such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. The Audit Committee amended its written charter on March 16, 2004. The Charter is reproduced as Exhibit 99 to this Report. The Audit Committee Charter will be available on the Company's website - www.pacifichealthlabs.com.

         During fiscal 2003, the Audit Committee was composed of Mr. Harris, (who was the chairman of the Audit Committee,) Mr. Cahr and Mr. Campbell. Because of Mr. Campbell's resignation on March 1, 2004, the Audit Committee currently consists of Mr. Harris and Mr. Cahr, each of whom meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities and Exchange Act of 1934, as amended.

9(g)     Nomination of Directors

         The Company currently does not have a nominating committee. Nominations for the election of directors at annual meetings have generally been handled by the full Board of Directors, which has never exceeded six members. Accordingly, due to the small size of its Board of Directors, the Company does not foresee the need to establish a separate nominating committee. Future candidates for director will either be (i) recommended by a majority of the independent directors for selection by the Board of Directors or (ii) discussed by the full Board of Directors and approved for nomination by the affirmative vote of a majority of the Board of Directors, including the affirmative vote of a majority of the independent directors. A board resolution providing this nominating process will be in place on the date of the Company's annual meeting.

         Although the Company is not currently required to have a majority of independent directors on its Board of Directors, the Company continues to search for additional, highly qualified, individuals, who would be deemed independent, to appoint to its Board of Directors. As a small company, the Company has generally used an informal process to identify and evaluate director candidates. Although the Company believes that identifying and nominating highly skilled and experienced director candidates is critical to its future, the Company has not engaged, nor does it believe that it is necessary at this time to engage, any third party to assist it in identifying director candidates. The Company has encouraged both independent directors and directors that are not independent to identify nominees for the Board of Directors. The Company believes that as a result, it is presented with a more diverse and experienced group of candidates for discussion and consideration.

         There have been no material changes to the procedures by which security holders of the Company may recommend nominees to the Company's Board of Directors.

9(h)     Compensation Committee

         The Board of Directors of the Company has established a separately designated standing Compensation Committee. The Compensation Committee, which was formed in June 2002, and took action by unanimous consent one time during the fiscal year ended December 31, 2003. The Compensation Committee was formed to set policies for compensation of the Chief Executive Officer and the other executive officers of the Company. The Compensation Committee periodically compares the Company's executive compensation levels with those of companies with which the Company believes that it competes for attraction and retention of senior caliber personnel. The Compensation Committee either determines or recommends to the Board of Directors the compensation of all executive officers.

         During fiscal 2003, the Compensation Committee was, and continues to be composed of Mr. Harris and Mr. Cahr, each of whom are deemed independent.

9(i)     Code of Ethics

         The Board of Directors of the Company has adopted a code of ethics, which applies to all directors, officers and employees of the Company. The Company's code of ethics is intended to comply with the requirements of newly adopted SEC rules and regulations.

         The Company's code of ethics is posted on the Company's Internet website. The Company's Internet address is www.pacifichealthlabs.com. The Company will provide its code of ethics in print without charge to any stockholder who makes a written request to: Corporate Secretary, PacificHealth Laboratories, Inc., 100 Matawan Road, Suite 420, Matawan, NJ 07747. Any waivers of the application, and any amendments to, the Company's code of ethics must be made by the Company's Board of Directors. Any waivers of, and any amendments to, the Company's code of ethics will be disclosed promptly on the Company's Internet website, www.pacifichealthlabs.com.

ITEM 10. EXECUTIVE COMPENSATION

         Dr. Robert Portman is the only executive officer of the Company with a fixed-term employment agreement. Currently, Dr. Portman is employed by the Company under a 2003 Employment Agreement that was effective as of January 1, 2003. Under the 2003 Employment Agreement, Dr. Portman receives a salary of $275,000 per year. The 2003 Employment Agreement also provides that Dr. Portman may request the Compensation Committee of the Board of Directors to renegotiate his salary if the Company's financial situation improves. In addition, Dr. Portman is entitled to a discretionary bonus upon the recommendation of the Compensation Committee. Also pursuant to the 2003 Employment Agreement, Dr. Portman received options to purchase up to 300,000 shares of Common Stock under the Company's 2000 Stock Option Plan priced at $2.79 per share (the market price of the Company's common stock at December 24, 2002). One-third of the options vested on January 1, 2003, and one-third vested on January 1, 2004. The remaining one-third vests on January 1, 2005, provided that Dr. Portman is employed by the Company at such dates. To the extent not previously vested, the options also will vest if Dr. Portman's employment is terminated by the Company without cause or by Dr. Portman with cause.

         The 2003 Employment Agreement has a term of two years, and will terminate on December 31, 2004 unless terminated earlier by either Dr. Portman or the Company. Dr. Portman has the right to terminate the 2003 Employment Agreement without cause on thirty days prior written notice, or with cause (as defined in the 2003 Employment Agreement). The Company has the right to terminate the 2003 Employment Agreement for cause (as defined in the 2003 Employment Agreement). In addition, if Dr. Portman's employment is terminated for any reason whatsoever (except by the Company with cause), Dr. Portman will be entitled to receive a lump sum payment of an amount equal to the base salary which would have been paid during the period beginning on the date of termination of employment and ending on the earlier of (1) the scheduled termination date or (2) the first anniversary date of the termination date. Upon Dr. Portman's termination for any reason, including his voluntary termination, Dr. Portman will not be bound by any non-competition agreement unless we continue to pay his salary, in which case he will be subject to a one-year non-competition agreement.

         Under the Company's arrangement with Mr. Bollinger, in the event of a sale, merger or change in control of the Company, if Mr. Bollinger is subsequently terminated, if his compensation substantially changed, or if certain other aspects of his employment are materially affected, Mr. Bollinger would be entitled to double his ordinary severance of three months' salary, and all of his options would become immediately vested.

         The table below sets forth information concerning compensation paid to Dr. Portman, Stephen Kuchen, Vice President - Finance and CFO, and Bruce Bollinger, Executive Vice President - Marketing in 2003, 2002, and 2001. No executive officers of the Company other than Dr. Portman, Mr. Kuchen, and Mr. Bollinger received compensation of $100,000 or more in fiscal 2003, 2002, and 2001.

                                    Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                      Long Term Compensation
                              ----------------------------------------- -----------------------------------------
                                                                                   Awards               Payouts
                                                                        ------------------------------ ----------
                                                                                        Securities
                                                                                          Under-
                                                              Other      Restricted        lying                   All Other
Name and                          Annual                      Compen-       Stock         Options/        LTIP       Compen-
Principal                         Salary        Bonus         sation       Award(s)         SARs         Payouts     sation
Position               Year        ($)           ($)           ($)           ($)             (#)           ($)         ($)

(a)                    (b)         (c)           (d)           (e)           (f)             (g)           (h)         (i)
------------------------------------------------------------------------------------------------------------------------------
Dr. Robert
Portman, CEO and
President             2003      275,000           -0-         (1)           -0-             -0-           -0-         -0-
                      --------------------------------------------------------------------------------------------------------
                      2002      275,000           -0-         (1)           -0-          300,000          -0-         -0-
                      --------------------------------------------------------------------------------------------------------
                      2001      275,000        111,120    217,075 (2)       -0-       1,160,000 (3)       -0-         -0-
------------------------------------------------------------------------------------------------------------------------------
Stephen Kuchen,       2003      115,000            500        (1)           -0-           20,000          -0-         -0-
VP - Finance & CFO
                      --------------------------------------------------------------------------------------------------------
                      2002      100,000            500        (1)           -0-             -0-           -0-         -0-
                      --------------------------------------------------------------------------------------------------------
                      2001       92,500          3,000        (1)           -0-           25,000          -0-         -0-
------------------------------------------------------------------------------------------------------------------------------
Bruce Bollinger,      2003      150,000            500        (1)           -0-             -0-           -0-         -0-
Executive VP-
Marketing
                      --------------------------------------------------------------------------------------------------------
                      2002      25,000 (4)         250        (1)           -0-          105,000          -0-         -0-
------------------------------------------------------------------------------------------------------------------------------

(1)  Less than 10% of annual salary and bonus.
(2)  Value of re-priced options on date of exercise by Dr. Portman.
(3) 475,000 of these options were re-priced options issued to Dr. Portman prior to 1999, as discussed above and 225,000 of these options were replacements for options that expired in 2001.
(4)  Mr. Bollinger joined the Company in November 2002.

The following table sets forth certain information regarding options granted in fiscal 2003:

                      Option/SAR Grants in Fiscal-Year 2003
                               (Individual Grants)

----------------------------------------------------------------------------------------------------------------------
                                             Number of        Percent Of Total
                                            Securities          Options/SARs
                                            Underlying           Granted to         Exercise Or
                                           Options/SARs         Employees In         Base Price
Name                                        Granted (#)          Fiscal Year         ($/Share)       Expiration Date
(a)                                             (b)                  (c)                (d)                (e)
----------------------------------------------------------------------------------------------------------------------
Robert Portman                                  -0-                  -0-               - - -              - - -
----------------------------------------------------------------------------------------------------------------------
Stephen Kuchen                              20,000 (1)              43.5%              $1.92            03/06/08
----------------------------------------------------------------------------------------------------------------------
Bruce Bollinger                                 -0-                  -0-               - - -              - - -
----------------------------------------------------------------------------------------------------------------------

(1) Mr. Kuchen's options vest as to 10,000 shares at March 6, 2004 and 10,000
    shares at March   6, 2005.

         The following table sets forth information with respect to the number of unexercised options and the value of unexercised "in-the-money" options held by Robert Portman, Stephen Kuchen, and Bruce Bollinger at December 31, 2003.

             Aggregated Option/SAR Exercises in Fiscal-Year 2003 and
                          Option/SAR Values at 12/31/03

----------------------------------------------------------------------------------------------------------------------
                                                             Number of Securities          $ Value of Unexercised
                                                            Underlying Unexercised        In-the-Money Options/SARs
                                 Shares                    Options/SARs At 12/31/03              At 12/31/03
                                Acquired      Value              Exercisable/                   Exercisable/
                               On Exercise   Realized           Unexercisable                   Unexercisable
Name                               (#)         ($)                   (#)                             ($)
(a)                                (b)         (c)                   (d)                             (e)
----------------------------------------------------------------------------------------------------------------------
                                                        Exercisable    Unexercisable    Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------------
Robert Portman                     -0-         -0-       1,460,000          100,000       $ 322,870         -0-
----------------------------------------------------------------------------------------------------------------------
Stephen Kuchen                     -0-         -0-            60,000       20,000          $ 6,970          -0-
----------------------------------------------------------------------------------------------------------------------
Bruce Bollinger                    -0-         -0-           35,000        70,000            -0-            -0-
----------------------------------------------------------------------------------------------------------------------

         For the purpose of computing the value of "in-the-money" options at December 31, 2003, in the above table, the fair market value of the Company's common stock at such date is deemed to be $1.01 per share, the closing sale price of the Common Stock on such date as reported by the OTC Bulletin Board.

                   Directors' Compensation in Fiscal-Year 2003

         For the year ended December 31, 2003, the Company compensated independent directors D. Portman, Campbell, Cahr, and Harris $4,000 each. All directors other than Robert Portman and Stephen Kuchen were each granted options to purchase shares at $0.85 per share in lieu of director's fees from September 1, 2003 through August 31, 2004. Director Horn was also granted 10,000 options to purchase shares at $0.80 per share as an incentive to join the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and any persons who own more than ten percent of the Company's common stock, file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all such reports that they file. To the knowledge of the Company, based upon its review of these reports, all Section 16 reports required to be filed by directors, executive officers and beneficial owners of the Company during the fiscal year ended December 31, 2003 were filed on a timely basis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 24, 2004, the Company had 10,240,545 shares of common stock outstanding. The following table sets forth information concerning the present ownership of the Company's common stock by the Company's directors, executive officers and each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's common stock.

                                            Common Stock (2)                      Common Stock (2)
Name and Address (1)                     Amount Beneficially Owned              Percentage of Class
--------------------                     -------------------------              -------------------
Robert Portman (3)                               2,961,051                              25.4%
President, Chief Executive Officer and
a Director

Stephen P. Kuchen (4)                               86,044                                 *
Vice President, Chief Financial
Officer and a Director

Bruce Bollinger (5)                                 35,000                                 *
Executive Vice President- Marketing

David I. Portman (6)                               468,928                               4.5%
Secretary and a Director

Michael Cahr (7)                                    20,000                                 *
Director

Joseph Harris (8)                                   21,000                                 *
Director

Greg Horn (9)                                      811,711                               7.7%
Director

Executive Officers and Directors as a            4,403,734                              36.0%
group (7 persons)

GlaxoSmithKline PLC                                541,711                               5.3%
Glaxo Wellcome House
Berkeley Avenue
Greenford, Middlesex
England UB6 0NN

Matthew Smith
241 Central Park West
New York, NY 10024                                 636,096                               6.2%

-------------
*        Less than one percent

(1) Except as otherwise indicated, the address of each person named in the above table is c/o PacificHealth Laboratories, Inc., 100 Matawan Road, Suite 420, Matawan, NJ 07747.

(2) Common Stock which is issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors.

(3) Includes 800,000 shares issuable upon the exercise of options granted under the Company's 1995 Incentive Stock Option Plan ("1995 Plan"); 460,000 shares issuable upon the exercise of options granted under the Company's 2000 Incentive Stock Option Plan ("2000 Plan"); and 160,428 shares issuable upon the exercise of warrants issued pursuant to a 2003 Private Placement. Does not include 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her minor children, as to which Dr. Portman disclaims beneficial ownership.

(4) Includes 55,000 shares issuable upon the exercise of options granted under the 1995 Plan; 15,000 shares issuable upon the exercise of options granted under the 2000 Plan; and 5,348 shares issuable upon the exercise of warrants issued pursuant to a 2003 Private Placement.

(5) Includes 35,000 shares issuable upon the exercise of options granted under the 2000 Plan.

(6) Includes 20,000 shares issuable upon the exercise of options granted under the Company's 1995 Plan; 53,476 shares issuable upon the exercise of warrants granted pursuant to a 2003 Private Placement; and 100,000 shares issuable upon exercise of warrants issued pursuant to a 2001 debt financing.

(7) Includes 20,000 shares issuable upon the exercise of options granted under the 1995 Plan

(8) Includes 20,000 shares issuable upon the exercise of options granted under the 1995 Plan

(9) Includes 10,000 shares issuable upon the exercise of options granted under the 1995 Plan; 10,000 shares issuable upon the exercise of options granted under the 2000 Plan; and 213,904 shares issuable upon the exercise of warrants issued pursuant to a 2003 Private Placement. Does not include 53,476 shares of Common Stock owned by Mr. Horn's mother and 357,143 shares of Common Stock owned by Mr. Horn's father as to which Mr. Horn disclaims beneficial ownership.

                        Existing Stock Compensation Plans

            The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

-------------------------------------------------------------------------------------------------------------------------
                                                                                                Number of securities
                                                                                              remaining available for
                                 Number of securities to be                                    future issuance under
                                  issued upon exercise of      Weighted-average exercise     equity compensation plans
                                    outstanding options,          price of outstanding         (excluding securities
       Plan Category                warrants and rights       options, warrants and rights    reflected in column (a))
-------------------------------------------------------------------------------------------------------------------------
                                            (a)                           (b)                           (c)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                2,244,075                       $1.68                        755,925
approved by security holders
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                                             N/A                           N/A
approved by security holders               - 0 -
-------------------------------------------------------------------------------------------------------------------------
            Total                        2,244,075                       $1.68                        755,925
-------------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the last two fiscal years, the Company has not entered into any material transactions or series of transactions which, in the aggregate, would be considered material in which any officer, director or beneficial owner of 5% or more of any class of capital stock of the Company had a direct or indirect material interest, nor are any such transactions presently proposed, except as follows:

         (a) In December 2003, the Company acquired all of the outstanding capital stock of Strong Research Corp. ("STRONG") from the Company's director, Gregory T. Horn. In exchange, the Company issued to Mr. Horn 150,000 shares of the Company's common stock. The Company also will issue an additional 150,000 shares to Mr. Horn if certain milestones are achieved. In addition, the Company issued 52,000 shares of its common stock to satisfy obligations of STRONG for services rendered by consultants. All of the Company's independent directors present at the board meeting where this transaction was approved, constituting 2 of the Company's 3 independent directors in office at the time, considered the potential conflicts of interest and, based on information provided by the officers, concluded that the transaction was in the best interest of the Company, and that the terms of the transaction were fair and reasonable to the Company and as favorable to the Company as if STRONG were controlled by an unaffiliated party. On December 29, 2003, the Company filed with the SEC a Current Report on form 8-K discussing this transaction.

         (b) In an August and September 2003 private placement, the Company issued an aggregate of 3,208,556 shares of its common stock, together with warrants exercisable for an aggregate of 1,604,278 shares of its common stock. The shares and warrants were issued in units of two shares and one warrant. Each warrant is exercisable for one share of common stock. Investors paid $0.935 for each unit, which price represented a 15% discount from the market price of two shares, calculated over a ten day period as of the initial closing. Certain of the Company's executive officers and directors participated in this transaction. Dr. Robert Portman, David Portman and Stephen Kuchen, respectively, purchased 320,856, 106,952 and 10,696 shares, together with 160,428, 53,476 and 5,348 warrants, in this private placement, on the same price and terms as non-affiliated investors. In addition, Mr. Horn, the Company's new director, purchased 427,807 shares and 213,903 warrants on the same terms as other investors. Mr. Horn committed to the purchase of such shares at approximately the same time as he was elected director.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) A list of the financial statements and financial statement schedule filed as a part of this report is set forth on page F-1 hereof. A list of the exhibits filed as a part of this report is set forth in the Exhibit Index starting after page F-17 hereof.

(b) Reports on Form 8-K

         On September 4, 2003, the Company filed a Current Report on Form 8-K dated August 28, 2003, reporting, on Item 5, the initial closing of a private placement. The Company also filed, as Exhibit 99.1, a press release relating to the closing.

         On October 2, 2003, the Company filed a Current Report on Form 8-K dated September 24, 2003 reporting, on Item 5, the election of Gregory T. Horn to the board of directors and the second closing of the private placement. The Company also filed, as Exhibit 99.1, a press release relating to the closing.

         On November 7, 2003, the Company filed a Current Report of Form 8-K dated November 6, 2003 reporting, on Item 12, that the Company had issued a press release announcing certain financial results. The press release was filed as Exhibit 99.1.

         On December 29, 2003, the Company filed a Current Report of Form 8-K dated December 17, 2003 reporting, on Item 5, the Company's acquisition of STRONG Research. A press release announcing the acquisition was filed as Exhibit 99.1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         During the fiscal years ended December 31, 2002 and 2003, Eisner LLP, the Company's independent auditors, billed the Company the fees set forth below in connection with services rendered by the independent auditors to the Company:


Fee Category                       Fiscal 2002      Fiscal 2003
------------                       -----------      -----------

Audit Fees(1)                        $ 18,175         $ 44,500
Audit-Related Fees(2)                $  - 0 -         $  1,500
Tax Fees(3)                          $  - 0 -         $  4,000
All Other Fees(4)                    $  2,000         $  - 0 -
                                     --------         --------
         TOTAL                       $ 20,175         $ 50,000
                                     ========         ========

         (1) Audit fees consisted of fees for the audit of the Company's annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of Company documents filed with the SEC.

         (2) Audit-related fees consisted of fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

         (3) Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

         (4) Other fees consisted of transitional costs in connection with changing auditors.

Policy for Pre-Approval of Audit and Non-Audit Services

         The Audit Committee's policy is to pre-approve all audit services and all non-audit services that the Company's independent auditor is permitted to perform for the Company under applicable federal securities regulations. As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

         The pre-approval policy was implemented effective as of March 16, 2004. All engagements of the independent auditor to perform any audit services and non-audit services since that date have been pre-approved by the Audit Committee in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent auditor to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by the Audit Committee in accordance its normal functions.

                            SUPPLEMENTAL INFORMATION

         The Issuer has not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 2003. Such report and proxy statement will be furnished to security holders in connection with the Company's Annual Meeting, scheduled to be held in the second quarter of 2004. Copies of such material will be furnished to the Commission when it is sent to security holders.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.

By: s/Robert Portman
    --------------------------------------------------
    Robert Portman, President, Chief Executive Officer

Date: March 30, 2004

In accordance with the Securities Exchange Act of 1934 and the requirements of Form 10-KSB, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

s/Robert Portman              Director and Chief               March 30, 2004
------------------------      Executive Officer
Robert Portman

s/Stephen P. Kuchen           Director and Principal           March 30, 2004
------------------------      Financial and Accounting
Stephen P. Kuchen             Officer


s/David I. Portman            Director and Secretary           March 30, 2004
------------------------
David I. Portman

s/Michael Cahr                Director                         March 30, 2004
------------------------
Michael Cahr

s/Joseph Harris               Director                         March 30, 2004
------------------------
Joseph Harris

s/Gregory Horn                Director                         March 30, 2004
------------------------
Gregory Horn



EXHIBIT INDEX
-------------

                        PACIFICHEALTH LABORATORIES, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 and 2002

PACIFICHEALTH LABORATORIES, INC.

Contents

                                                                                                   Page
                                                                                                   ----
Financial Statements

   Independent auditors' report                                                                     F-1

   Balance sheets as of December 31, 2003 and 2002                                                  F-2

   Statements of operations for the years ended December 31, 2003 and 2002                          F-3

   Statements of changes in stockholders' equity for the years ended December 31, 2003 and 2002     F-4

   Statements of cash flows for the years ended December 31, 2003 and 2002                          F-5

   Notes to financial statements                                                                    F-6

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
PacificHealth Laboratories, Inc.
Matawan, New Jersey


We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Eisner LLP

Florham Park, New Jersey
February 13, 2004

PACIFICHEALTH LABORATORIES, INC.


Balance Sheets

                                                                                         December 31,
                                                                                -------------------------------
                                                                                    2003              2002
                                                                                -------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   1,798,703     $     628,436
   Accounts receivable, net                                                           669,300           335,219
   Inventories                                                                        738,062         1,537,784
   Prepaid expenses                                                                   191,859           142,865
                                                                                -------------     -------------
      Total current assets                                                          3,397,924         2,644,304

Property and equipment, net                                                            60,307            66,835

Other assets                                                                          155,251
Deposits                                                                               10,895             3,991
                                                                                -------------     -------------
                                                                                $   3,624,377     $   2,715,130
                                                                                =============     =============
LIABILITIES
Current liabilities:
   Notes payable                                                                $     470,145     $      64,212
   Accounts payable and accrued expenses                                              376,693           280,384
   Other liabilities                                                                                    100,000
                                                                                -------------     -------------
      Total current liabilities                                                       846,838           444,596
                                                                                -------------     -------------

Commitments (Note G)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000 shares;
   none issued and outstanding
Common stock, $.0025 par value, authorized 50,000,000 shares; issued and outstanding 10,188,545 shares at December 31, 2003 and
   6,114,703 shares at December 31, 2002; 52,000 shares issuable                       25,471            15,287
Additional paid-in capital                                                         15,788,068        13,839,973
Accumulated deficit                                                               (13,036,000)      (11,584,726)
                                                                                -------------     -------------

      Total stockholders' equity                                                    2,777,539         2,270,534
                                                                                -------------     -------------

                                                                                $   3,624,377     $   2,715,130
                                                                                =============     =============

See notes to financial statements                                            F-2

PACIFICHEALTH LABORATORIES, INC.

Statements of Operations

                                                                      Year Ended
                                                                      December 31,
                                                             ------------------------------
                                                                 2003             2002
                                                             ------------     -------------
Revenue:
   Products                                                  $  5,453,571     $   5,120,353
                                                             ------------     -------------
Cost of goods sold:
   Product sales                                                2,799,462         2,467,608
   Write-off of inventory                                                         1,297,485
                                                             ------------     -------------

                                                                2,799,462         3,765,093
                                                             ------------     -------------

Gross profit                                                    2,654,109         1,355,260
                                                             ------------     -------------

Operating expenses:
   Selling, general and administrative                          3,783,923         3,725,512
   Research and development                                       231,651           165,514
   Depreciation                                                    40,785            47,045
                                                             ------------     -------------

                                                                4,056,359         3,938,071
                                                             ------------     -------------

Loss from operations before other income (expense)             (1,402,250)       (2,582,811)
                                                             ------------     -------------

Other income (expense):
   Interest income                                                  9,685            15,378
   Interest expense                                               (58,709)           (3,019)
                                                             ------------     -------------

                                                                  (49,024)           12,359
                                                             ------------     -------------

Net loss                                                     $ (1,451,274)    $  (2,570,452)
                                                             ============     =============

Net loss per share - basic                                         $(0.20)           $(0.42)
Net loss income per share - diluted                                $(0.20)           $(0.42)

Weighted average shares outstanding:
   Basic                                                        7,094,334         6,081,753
   Diluted                                                      7,094,334         6,081,753


See notes to financial statements                                            F-3

PACIFICHEALTH LABORATORIES, INC.

Statements of Changes in Stockholders' Equity

                                                                   Common Stock         Additional
                                                             ----------------------      Paid-in         Accumulated
                                                               Shares       Amount       Capital           Deficit        Total
                                                             ----------    --------    ------------     ------------    -----------
Balance, January 1, 2002                                      6,039,203    $ 15,098    $ 13,674,479     $ (9,014,274)   $ 4,675,303
Stock options exercised                                          75,500         189         136,562                         136,751
Fair value of stock options issued to non-employees                                          28,932                          28,932
Net loss                                                                                                  (2,570,452)    (2,570,452)
                                                             ----------    --------    ------------     ------------    -----------

Balance, December 31, 2002                                    6,114,703      15,287      13,839,973      (11,584,726)     2,270,534
Stock options exercised                                           1,000           2           1,058                           1,060
Fair value of stock options issued to non-employees                                           7,552                           7,552
Stock issued in private placements, net of issuance costs     3,922,842       9,807       1,827,360                       1,837,167
Stock issued in asset acquisition                               150,000         375         112,125                         112,500
Net loss                                                                                                  (1,451,274)    (1,451,274)
                                                             ----------    --------    ------------     ------------    -----------
Balance, December 31, 2003                                   10,188,545    $ 25,471    $ 15,788,068     $(13,036,000)   $ 2,777,539
                                                             ==========    ========    ============     ============    ===========

See notes to financial statements                                            F-4

PACIFICHEALTH LABORATORIES, INC.

Statements of Cash Flows

                                                                                     Year Ended December 31,
                                                                                --------------------------------
                                                                                    2003               2002
                                                                                ------------        ------------
Cash flows from operating activities:
   Net loss                                                                     $ (1,451,274)       $ (2,570,452)
   Adjustments to reconcile net loss net cash used in operating activities:
      Depreciation                                                                    40,785              47,045
      Fair value of non-employee stock options                                         7,552              28,932
      Write-off of inventory                                                                           1,297,485
      Changes in:
        Accounts receivable                                                         (334,081)           (142,591)
        Prepaid expenses                                                             (48,994)             22,214
        Inventories                                                                  799,722            (200,997)
        Deposits                                                                      (6,904)            104,331
        Accounts payable and accrued expenses                                         53,558             (11,122)
        Other liabilities                                                           (100,000)            100,000
                                                                                ------------        ------------

           Net cash used in operating activities                                  (1,039,636)         (1,325,155)
                                                                                ------------        ------------

Cash flows from investing activity:
   Purchase of property and equipment                                                (34,257)            (51,171)
                                                                                ------------        ------------

Cash flows from financing activities:
   Issuance of common stock                                                        1,837,167
   Common stock options exercised                                                      1,060             136,751
   Proceeds of note payable                                                        3,095,362             118,776
   Repayment of note payable                                                      (2,689,429)            (99,612)
                                                                                ------------        ------------

           Net cash provided by financing activities                               2,244,160             155,915
                                                                                ------------        ------------

Net increase (decrease) in cash and cash equivalents                               1,170,267          (1,220,411)
Cash and cash equivalents at beginning of year                                       628,436           1,848,847
                                                                                ------------        ------------

Cash and cash equivalents at end of year                                        $  1,798,703        $    628,436
                                                                                ============        ============

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                                  $     58,709        $      3,019
   Noncash investing activity:
      Stock-based consideration for acquisition of Strong Research, Inc.        $    155,251

See notes to financial statements                                            F-5

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2003 and 2002

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

[1] The Company:

    PacificHealth Laboratories, Inc. (the "Company" or "PHLI") was incorporated in April 1995 to develop and market dietary supplement products that improve and promote health and well-being and can be offered for sale without prior approval by the Food and Drug Administration under current regulatory guidelines. The Company currently markets two lines of products which may utilize its proprietary patented technology. The Company utilizes third-party contractors to manufacture all products.

[2] Cash and cash equivalents:

    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

[3] Allowance for doubtful accounts:

    The Company provides an allowance for uncollectible accounts receivable based on management's evaluation of collectibility of outstanding accounts receivable.

[4] Inventories:

    Inventories are recorded at the lower of cost or market using the first-in, first-out ("FIFO") method.

[5] Property and equipment:

    Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 2 to 5 years.

[6] Earnings per share:

    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options was computed using the treasury stock method. For the years ended December 31, 2003 and 2002, diluted earnings per share did not include the effect of 2,244,075 and 2,238,575 of options outstanding and 2,238,275 and 122,000 of warrants outstanding, respectively, at such dates as this effect would be anti-dilutive.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2003 and 2002

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]  Revenue recognition:

     Revenue from product sales is recognized upon shipment to customers, title passing and satisfaction of all obligations of the Company. Generally sales contracts do not provide for product returns, rebates, discounts or other adjustments. Infrequent customer contracts, while unusual, provide for contractual discounts, rebates, return allowances and other adjustments. A provision for these adjustments is made in the same period the related sales are recorded. These provisions have historically been insignificant. Except for the occasional contractual adjustments and product recalls, the Company generally does not accept product returns or make other adjustments. When the Company recalls or discontinues a product, subsequent to the initial sale, an allowance is provided when the recall or discontinuance becomes known.

     Consigned sales are not recorded until the product is re-sold and payment from the consignee is received. There were no outstanding consigned sales at December 31, 2003 and 2002.

[8]  Research and development:

     Costs of research and development activities are expensed as incurred.

[9]  Advertising costs:

     Advertising costs are expressed as incurred. During 2003 and 2002, the Company recorded advertising expense of $727,425 and $900,396, respectively.

[10] Stock-based compensation:

     The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The Company's stock option plans are described in Note I. The following table illustrates the effect on net (loss) income and earnings per share if the fair value based method had been applied to all awards.

                                                                Year Ended December 31,
                                                            -----------------------------
                                                                 2003            2002
                                                            ------------     ------------
Reported net loss                                           $ (1,451,274)    $ (2,570,452)
Stock-based employee compensation determined under the
   fair value based method, net of related tax effects          (246,870)        (267,377)
                                                            ------------     ------------

Pro forma net loss                                          $ (1,698,144)    $ (2,837,829)
                                                            ============     ============
Basic loss per share:
   As reported                                                     $(.20)           $(.42)
                                                                   =====            =====
   Pro forma                                                       $(.24)           $(.47)
                                                                   =====            =====

Diluted loss per share:
   As reported                                                     $(.20)           $(.42)
                                                                   =====            =====
   Pro forma                                                       $(.24)           $(.47)
                                                                   =====            =====

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2003 and 2002

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[10] Stock-based compensation: (continued)

     The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 142% for 2003 and 132% for 2002, expected life of options of 5 years, risk-free interest rate of approximately 3% in 2003 and 2002 and a dividend yield of 0%. The weighted average fair values of options granted during the years ended December 31, 2003 and 2002 were $1.68 and $2.17, respectively.

[11] Segment information:

     The Company operates in one business segment: the design, development and marketing of dietary and nutritional supplements that enhance health and well-being.

[12] Income taxes:

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse. Any resulting deferred tax asset is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized.

[13] Comprehensive income:

     Other than net loss the Company does not have any comprehensive income items at December 31, 2003 and 2002.

[14] Recent accounting pronouncements:

     In November 2002, the FASB issued Interpretation No. 45 (the "FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expended disclosure requirements. The adoption of this interpretation did not have a material impact on our financial position or statements of operations.

     In December 2003, FASB issued FIN 46R, an interpretation of Accounting Research Bulletin No. 51. FIN 46R requires consolidation of variable interest entities for which the Company is deemed to be the primary beneficiary and disclose information about variable interest entities in which the Company has a significant variable interest. FIN 46R has a variety of effective dates. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2003 and 2002

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

NOTE B - INVENTORIES

Inventories which are held at third party warehouses consist of the following:

                                               2003        2002
                                            ---------   -----------

       Raw materials                        $  14,841   $     3,228
       Packaging supplies                      33,127        39,341
       Finished goods                         690,094     1,495,215
                                            ---------   -----------

                                            $ 738,062   $ 1,537,784
                                            =========   ===========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                               2003       2002
                                            ---------   ---------

       Furniture and equipment              $ 297,451   $ 270,609
       Molds and dies                          91,150      83,735
                                            ---------   ---------

                                              388,601     354,344
       Less accumulated depreciation          328,294     287,509
                                            ---------   ---------

                                            $  60,307   $  66,835
                                            =========   =========

Depreciation expense aggregated $40,785 and $47,045 for the years ended December 31, 2003 and 2002, respectively.

NOTE D - OTHER ASSETS

In December 2003, the Company acquired all of the outstanding shares of Strong Research, Inc. ("Strong"), a research-based educational sports nutrition company, owned by one of the Company's directors. In connection with this transaction, the Company issued 150,000 common shares valued at $112,500 at the date of the transaction. The Company ascribed the entire value to a pending patent. Such patent will be amortized over an estimated useful life of three years. Strong is a development stage company and has not commenced planned principal operations, the acquisition was accounted for as an acquisition of assets and not a business combination.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2003 and 2002

NOTE D - OTHER ASSETS  (CONTINUED)

In addition, the Company agreed to settle certain liabilities of Strong and issued 52,000 common shares in January 2004. The Company has recorded this additional cost of approximately $42,000 as of December 31, 2003.

Further, the Company is contingently obligated to issue a one time additional 150,000 common shares to the seller if certain products developed as a result of the acquisition reach $4 million in revenue for any twelve consecutive months. The issuance of such shares will result in an increase to the purchase price of assets acquired based upon the fair value of such shares at the date the milestone is achieved.

NOTE E - NOTES PAYABLE

Included in notes payable at December 31, 2003 is a $400,827 balance payable. During the second quarter of 2003, the Company obtained a $750,000 revolving asset-based credit facility. This facility is for one year commencing on June 1, 2003. The amount of available credit is based on the value of the Company's eligible receivables from time to time. Eligible receivables include those receivables that have payment terms equal to or less than net 45 days or have been outstanding for less than 90 days. The receivables are financed with recourse. The credit facility bears interest at a rate of prime plus 2% as well as a 0.75% discount rate on all advances.

In addition, the Company has a note payable as follows:

                                                               2003       2002
                                                             --------   --------
     Installment note payable to insurance finance company
        due in monthly installments of $7,343, including
        interest at 6% through September 2004                $ 67,318
     Installment note payable to insurance finance company
        due in monthly installments of $7,343, including
        interest at 6.95% through September 2003                        $ 64,212

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

During 2003, the Company issued 3,922,842 shares of common stock in two separate private placements. The first private placement took place during August and September 2003, in which the Company issued 1,604,278 units at $.935 per unit with each unit consisting of 2 shares of common stock and a warrant to purchase 1 share of common stock at an exercise price of $.6325 per share. In connection with this transaction, the Company issued 154,853 warrants to a third party for investment banking services. The second private placement took place in December 2003 in which the Company issued 357,144 units at $1.40 per unit with each unit consisting of 2 shares of common stock and 1 warrant to purchase 1 share of common stock at $.85 per share.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2003 and 2002

NOTE G - COMMITMENTS

[1]  Employment agreement:

     The Company entered into a two-year employment contract on January 1, 2003, with the individual who is a stockholder, Chairman of the Board and CEO that provides for minimum annual compensation of $275,000. The Company is the beneficiary of a keyman life insurance policy (on the Chairman's life) for $2,000,000.

[2]  Lease:

     Effective July 1, 2003, the Company entered into a new lease agreement for office space which expires June 2007. The lease provides for the rental of 5,500 square feet.

     The future minimum lease payments due under the leases are as follows:

                   Year Ending
                  December 31,
                  ------------

                     2004                $ 123,750
                     2005                  123,750
                     2006                  136,125
                     2007                   70,125
                                         ---------
                                         $ 453,750
                                         =========

     Rent expense amounted to $102,507 and $68,031 in 2003 and 2002, respectively.


NOTE H - STOCK OPTION PLANS AND WARRANTS

The Company has two stock option plans (the "Plans") under which 2,244,075 shares of common stock are reserved for issuance under the Plans. In 1995, the Company established an incentive stock option plan (the "Plan") in which options to purchase the common stock of the Company may be awarded to employees. In 2000, the Company established another stock option plan to increase the number of options under the Plans.

Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or as options not qualified under Section 422 of the Code. All options are issued with an exercise price at or above 100% of the fair market value of the common stock on the date of grant. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code. Incentive stock option awards of unrestricted stock are not designed, to be deductible by the Company under
Section 162(m). The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 5 years and outstanding options expire from February 2003 through November 2011. Vesting generally occurs over five years.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2003 and 2002

NOTE H - STOCK OPTION PLANS AND WARRANTS  (CONTINUED)

Stock option transactions for employees during 2003 and 2002 were as follows:

                                                                                                  Weighted
                                                                                Exercise          Average
                                                                                Price Per       Exercise Price
                                                  Option          Vested         Common           Per Share
                                                  Shares          Shares         Share           Outstanding
                                                 ---------      ----------    --------------    --------------
       Balance, January 1, 2002                  1,487,500         931,000    $0.313 - $4.75       $1.49
       Granted/vested during the year              469,200         308,167    $0.98  - $4.88        2.52
       Exercised during the year                   (61,000)        (61,000)   $1.00  - $2.00        1.98
                                                 ---------       ---------

       Balance, December 31, 2002                1,895,700       1,178,167    $0.313 - $4.88        1.68
       Granted/vested during the year              106,000         488,617    $0.80  - $1.92        1.15
       Cancelled during the year                   (24,000)        (24,000)   $3.77  - $4.75        4.38
                                                 ---------       ---------

       Balance, December 31, 2003                1,977,700       1,642,784    $0.313 - $4.88        1.58
                                                 =========       =========

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2003 is as follows:

                                                        Weighted
                                                         Average         Weighted                        Weighted
                                                        Remaining         Average                         Average
               Range of               Number           Contractual       Exercise         Number         Exercise
           Exercise Prices          Outstanding      Life (in Years)       Price        Exercisable        Price
         -----------------          -----------      ---------------     --------       -----------      --------
         $ 0.313  - $2.00            1,041,700            2.85             $0.77           923,700        $0.73
         $ 2.01   - $4.00              906,000            2.13             $2.64           688,584         2.58
         $ 4.01   - $4.88               30,000            3.13             $4.57            30,000         4.57
                                     ---------            ----             -----         ---------        -----

                                     1,977,700            2.53             $1.68         1,642,284        $1.57
                                     =========            ====             =====         =========        =====

In addition to options granted to employees under the plans, the Company issued stock options pursuant to contractual agreements to non-employees. Options granted under these agreements are expenses when the related service or product is provided. The Company recognized an expense of $7,552 and $28,932 for such options issued in 2003 and 2002, respectively.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2003 and 2002

NOTE H - STOCK OPTION PLANS AND WARRANTS  (CONTINUED)

Stock option transactions for non-employees during 2003 and 2002 were as follows:

                                                                                                      Weighted
                                                                                    Exercise           Average
                                                                                    Price Per       Exercise Price
                                                      Option         Vested          Common            Per Share
                                                      Shares         Shares          Share           Outstanding
                                                     --------        -------    ---------------     --------------
       Balance, January 1, 2002                       393,075        246,075    $ 0.313 - $6.30         $2.11
       Granted/vested during the year                  15,500        137,000    $ 1.00  - $3.80          1.24
       Exercised during the year                      (15,000)       (14,500)   $ 1.00  - $1.25          1.08
       Expired during the year                        (40,700)       (40,700)   $ 4.25  - $6.00          5.37
                                                      -------        -------

       Balance, December 31, 2002                     352,875        327,875    $ 0.313 - $6.30          1.79

       Granted/vested during the year                   4,500         29,500    $ 0.80  - $2.15          0.90
       Exercised during the year                       (1,000)        (1,000)   $ 1.06                   1.06
       Expired during the year                        (20,000)       (20,000)   $ 2.00  - $5.00          3.56
       Cancelled during the year                      (70,000)       (70,000)   $ 0.313 - $3.89          1.38
                                                      -------        -------

       Balance, December 31, 2003                     266,375        266,375    $ 0.313 - $6.30          1.57
                                                      =======        =======

Information with respect to non-employee stock options outstanding and non-employee stock options exercisable at December 31, 2003 is as follows:

                                                     Weighted
                                                      Average         Weighted                       Weighted
                                                     Remaining         Average                       Average
              Range of              Number          Contractual       Exercise         Number        Exercise
          Exercise Prices        Outstanding      Life (in Years)       Price       Exercisable       Price
        -----------------        -----------      ---------------     --------      -----------     ---------
          $0.313 - $2.00           153,000             1.79             $1.03         153,000         $1.03
          $2.01  - $4.00           106,875             1.04              2.33         106,875          2.33
          $4.01  - $6.30             6,500             2.66              5.33           6,500          5.33
                                   -------             ----             -----         -------         -----
                                   266,375             1.49             $1.68         266,375         $1.68
                                   =======             ====             =====         =======         =====

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2003 and 2002

NOTE H - STOCK OPTION PLANS AND WARRANTS  (CONTINUED)

Stock warrant transactions during 2003 and 2002 were as follows:

                                                                                           Weighted
                                                                                            Average
                                                                 Exercise Price         Exercise Price
                                                                      Per                    Per
                                                  Warrants        Common Share           Common Share
                                                 ----------     ---------------         --------------
       Balance, January 1, 2002                    298,875      $ 0.875 - $8.70             $4.75
       Expired during the year                    (176,875)     $ 0.875 - $8.70              7.11
                                                 ---------

       Balance, December 31, 2002                  122,000      $ 0.875 - $3.48              1.35
       Issued during the year                    2,116,275      $ 0.633 - $0.85              0.67
                                                 ---------

       Balance, December 31, 2003                2,238,275      $ 0.633 - $3.48              0.71
                                                 =========

NOTE I - INCOME TAXES

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

                                                                          2003                          2002
                                                                -----------------------       -----------------------
                                                                  Amount        Percent         Amount        Percent
                                                                ---------       -------       ---------       -------
       U.S. Federal income tax provision (benefit)
          at federal statutory rate                             $(507,946)         35%        $(899,658)         35%
       Change in valuation allowance                              463,345         (32)          883,101         (34)%
       Other                                                       44,601          (3)           16,557          (1)%
                                                                ---------         ---         ---------         ---
                                                                $       0           0%        $       0           0%
                                                                =========         ===         =========         ===

At December 31, 2003, the Company has $12,262,000 in federal net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire through the year 2023.

The components of the Company's deferred tax assets are as follows:

                                                    2003             2002
                                                -----------       -----------

       Net operating loss carryforwards         $ 4,830,000       $ 4,066,000
       Deferred charges                                                45,000
       Valuation allowance                       (4,830,000)       (4,111,000)
                                                -----------       -----------

       Deferred tax asset                       $         0       $         0
                                                ===========       ===========

        The increase in the valuation allowance is attributable to the increase in net loss during 2003.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2003 and 2002

NOTE J - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISKS

[1]  Concentrations of credit risk:

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade accounts receivable.

     The Company has concentrated its credit risk for cash by maintaining substantially all of its depository accounts in a single financial institution which exceeded the Federal Deposit Insurance Corporation ("FDIC") guarantee. The financial institution has a strong credit rating, and management believes that credit risk relating to these deposits is minimal.

     The Company does not require collateral on its trade accounts receivable. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

[2]  Fair value of financial instruments:

     Cash, cash equivalents, accounts receivable, accounts payable and note payable approximate their fair values due to the short maturity of these instruments.

[3]  Major customers:

     For the years ended December 31, the Company had revenue from two customers which accounted for approximately 24% and 22% in 2003 and 30% and 23% in 2002, of total revenue. Accounts receivable outstanding related to these customers at December 31, 2003 and 2002 were $368,829 and $123,444, respectively, which amounted to 24% and 31% in 2003 and 15% and 22% in 2002 of total receivables.


NOTE K - SEGMENT AND RELATED INFORMATION

At 2003 and 2002, the Company has one reportable segment:

Dietary and nutritional supplements.

The following table presents revenues by region:

                                              2003           2002
                                           -----------    -----------

       United States                       $ 5,174,339    $ 4,809,660
       Canada                                  108,128        173,025
       Other                                   171,107        137,668

Revenue by product line are as follows:

                                  Sports Weight
                                   Performance         Loss        Total
                                  -------------      ---------   -----------

       2003                        $5,393,296        $  60,275   $ 5,453,571
       2002                        $5,007,513        $ 112,840   $ 5,120,353

Sales revenue for the years ended December 31, 2003 and 2002 are net of credits of $188,043 and $175,319, respectively, for the return of certain products. These credits primarily relate to the sports performance product line.

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

3.2               --       Amended and Restated Bylaws of the Company                   C

3.3               --       Certificate of Amendment of Certificate of                   H
                           Incorporation of PacificHealth Laboratories, Inc.

4.1               --       Specimen Common Stock Certificate                            C

4.2               --       Stock Purchase Agreement dated June 1, 2001
                           between Pacific Health Laboratories, Inc. and
                           Glaxo Wellcome International B.V.                            E

4.3               --       Underwriter's Warrant Agreement and Form of
                           Warrant                                                      C

10.1              --       Incentive Stock Option Plan of 1995                          A

10.2              --       Employment Agreement between the Company
                           and Robert Portman effective January 1, 1998                 C

10.3              --       Strategic Alliance Agreement between the Company
                           and the Institute of Nutrition and Food Hygiene              A

10.4              --       Exclusive Licensing Agreement between the
                           Company and the INFH                                         A

10.5              --       Shareholders Agreement                                       A

10.6              --       2000 Incentive Stock Option Plan                             D

10.7              --       Employment Agreement between the Company
                           and Robert Portman effective January 1, 2001                 F

10.8              --       License Agreement dated June 1, 2001 between
                           Pacific Health Laboratories, Inc. and SmithKline
                           Beecham PLC (d/b/a/ GlaxoSmithKline), redacted
                           to omit trade secret and confidential commercial
                           and financial information                                    G

23.1              --       Consent of Eisner LLP                                        *

31.1              --       Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.               *

31.2              --       Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.               *

32                --       Certifications of Chief Executive Officer and
                           Chief Financial Officer pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002.                           *

99                --       Audit Committee Charter                                      *

-------------------
*  Filed herewith


A Filed with Registration Statement on Form SB-2 (Registration No. 333-36379) (the "1997 SB-2") on September 25, 1997.

B      Filed with Amendment No. 1 to the 1997 SB-2 on October 23, 1997.

C      Filed with Amendment No. 3 to the 1997 SB-2 on December 17, 1997.

D Filed with Definitive Proxy Statement (Schedule 14A) for annual meeting held on August 16, 2000, filed on July 11, 2000.

E Filed with Current Report on Form 8-K dated June 1, 2001, filed on June 14, 2001.

F      Filed with Annual Report on Form 10-KSB for the year ended December 31,
       2001.

G Filed with Amendment to Current Report on Form 8-K dated June 1, 2001, filed July 5, 2001.

H      Filed with Annual Report on Form 10-KSB for the year ended December 31,
       2002.