Form 10KSB/A
period 2003-12-31
PACIFICHEALTH LABORATORIES INC
filed 2004-04-06
CIK 1000278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for its most recent fiscal year were $5,453,573.

As of March 24, 2004, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of the common stock, was $6,251,974.

As of March 24, 2004, the issuer had 10,240,545 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]



                        PACIFICHEALTH LABORATORIES, INC.

         By this Amendment, the Company hereby amends and restates Item 11., Security Ownership of Certain Beneficial Owners and Management, of its Form 10-KSB for fiscal year ended December 31, 2003, which was filed with the SEC on March 29, 2004 (the "2003 10-KSB") and refiles a corrected Exhibit 23.1, Consent of Eisner LLP, which was filed with the 2003 Form 10-KSB. Item 11. contained herein amends and restates Item 11 contained in the 2003 10-KSB in its entirety and Exhibit 23.1 attached hereto amends and restates Exhibit 23.1 attached to the 2003 Form 10-KSB in its entirety.

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

                                         Common Stock (2)                       Common Stock (2)
Name and Address (1)                     Amount Beneficially Owned              Percentage of Class
--------------------                     -------------------------              -------------------
Robert Portman (3)                                2,961,051                              25.4%
President, Chief Executive Officer and
a Director

Stephen P. Kuchen (4)                                86,044                                  *
Vice President, Chief Financial
Officer and a Director

Bruce Bollinger (5)                                  35,000                                  *
Executive Vice President- Marketing

David I. Portman (6)                                468,928                               4.5%
Secretary and a Director

Michael Cahr (7)                                     20,000                                  *
Director

Joseph Harris (8)                                    21,000                                  *
Director

Greg Horn (9)                                       811,711                               7.7%
Director

Executive Officers and Directors                  4,403,734                              36.0%
as a group (7 persons)

GlaxoSmithKline PLC                                 541,711                               5.3%
Glaxo Wellcome House
Berkeley Avenue
Greenford, Middlesex
England UB6 0NN

Matthew Smith                                       954,144                               9.0%
241 Central Park West
New York, NY 10024

---------------------------

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

Date: April 5, 2004

In accordance with the Securities Exchange Act of 1934 and the requirements of Form 10-KSB, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

s/Robert Portman                             Director and Chief                 April 5, 2004
------------------------------------         Executive Officer
Robert Portman

s/Stephen P. Kuchen                          Director and Principal             April 5, 2004
------------------------------------         Financial and Accounting
Stephen P. Kuchen                            Officer


s/David I. Portman                           Director and Secretary             April 5, 2004
------------------------------------
David I. Portman

s/Michael Cahr                               Director                           April 5, 2004
------------------------------------
Michael Cahr

s/Joseph Harris                              Director                           April 5, 2004
------------------------------------
Joseph Harris