Form 10QSB
period 2004-03-31
PACIFICHEALTH LABORATORIES INC
filed 2004-05-17
CIK 1000278

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

                 For the quarterly period ended March 31, 2004

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

At May 12, 2004, there were 10,240,545 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                                            PACIFICHEALTH LABORATORIES, INC.

                                                   TABLE OF CONTENTS
                                           ---------------------------------


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
         Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003.......................................3

         Statements of Operations (Unaudited) for the three months ended
                  March 31, 2004 and March 31, 2003..................................................................4

         Statements of Cash Flows (Unaudited) for the three months ended
                  March 31, 2004 and March 31, 2003..................................................................5

         Notes to Financial Statements...............................................................................6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS............................................................8

     ITEM 3.   CONTROLS AND PROCEDURES..............................................................................11

PART II.  OTHER INFORMATION

         ITEM 1.      Legal Proceedings.............................................................................11

         ITEM 2.      Changes in Securities and Use of Proceeds.....................................................11

         ITEM 3.      Defaults Upon Senior Securities...............................................................11

         ITEM 4.      Submission of Matters to a Vote of Security Holders...........................................11

         ITEM 5.      Other Information.............................................................................11

         ITEM 6.      Exhibits and Reports..........................................................................12


SIGNATURES..........................................................................................................12

                            PACIFICHEALTH LABORATORIES, INC.
                                     BALANCE SHEETS

                                         ASSETS
                                                        March 31,         December 31,
                                                         2004                 2003
                                                      (Unaudited)           (Audited)
                                                      ------------        ------------
Current assets:
   Cash and cash equivalents                          $  1,182,901        $  1,798,703
   Accounts receivable, net                              1,740,011             669,300
   Inventories                                           1,024,941             738,062
   Prepaid expenses                                        222,171             191,859
                                                      ------------        ------------
     Total current assets                                4,170,024           3,397,924

Property and equipment, net                                 99,302              60,307

Patents                                                    155,251             155,251
Deposits                                                    19,320              10,895
                                                      ------------        ------------

          Total assets                                $  4,443,897        $  3,624,377
                                                      ============        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                      $    625,479        $    470,145
   Accounts payable and accrued expenses                 1,044,618             376,693
                                                      ------------        ------------
        Total current liabilities                        1,670,097             846,838
                                                      ------------        ------------
Stockholders' equity:
   Common stock, $.0025 par value; authorized
     50,000,000 shares; issued and outstanding:
     10,240,545 shares at March 31, 2004 and
     10,188,545 shares at December 31, 2003                 25,601              25,471
   Additional paid in capital                           15,776,424          15,788,068
   Accumulated deficit                                 (13,028,225)        (13,036,000)
                                                      ------------        ------------
                                                         2,773,800           2,777,539
                                                      ------------        ------------

          Total liabilities and stockholders' equity  $  4,443,897        $  3,624,377
                                                      ============        ============

                                  PACIFICHEALTH LABORATORIES, INC.
                                      STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                                            (UNAUDITED)

                                                                          2004             2003
                                                                      -----------       ----------
Revenues:
   Net product sales                                                  $ 2,303,597       $1,397,779

Cost of goods sold:                                                     1,129,815          719,721
                                                                      -----------       ----------

Gross profit                                                            1,173,782          678,058

Selling, general and administrative expenses                            1,093,694          997,703
Research & development expenses                                            38,372           87,291
Depreciation expense                                                        9,509           14,117
                                                                      -----------       ----------
                                                                        1,141,575        1,099,111
                                                                      -----------       ----------

Net operating income (loss)                                                32,207         (421,053)
                                                                      -----------       ----------
Other income (expense)
   Interest income                                                          2,601              944
   Interest expense                                                       (27,031)            (994)
                                                                      -----------       ----------
                                                                          (24,430)             (50)
                                                                      -----------       ----------

Income (loss) before income taxes                                           7,777         (421,103)

Provision (benefit) for income taxes                                            -                -
                                                                      -----------       ----------
Net income (loss)                                                     $     7,777       $ (421,103)
                                                                      ===========       ==========
Basic and diluted income (loss) per share                             $      0.00       $    (0.07)
                                                                      ===========       ==========
Weighted average common shares - Basic                                 10,218,688        6,115,170
                                                                      ===========       ==========
Weighted average common shares - Diluted                               10,993,993        6,115,170
                                                                      ===========       ==========

                                   PACIFICHEALTH LABORATORIES, INC.
                                      STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                                            (UNAUDITED)

                                                                                  2004          2003
                                                                              -----------     ---------
Cash flows from operating activities:
   Net income (loss)                                                                7,777      (421,103)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation                                                                9,509        14,117
        Intrinsic value of stock options granted                                   14,369         5,824
     Changes in assets and liabilities:
        Decrease (Increase) in accounts receivable                             (1,070,711)     (362,080)
        Decrease (Increase) in inventories                                       (286,879)      466,957
        Decrease (Increase) in prepaid expenses                                   (30,312)       (4,475)
        Decrease (Increase) in deposits                                            (8,425)      (45,733)
        Increase (Decrease) in accounts payable/accrued expenses                  667,925       165,403
        Increase (Decrease) in other current liabilities                                -       (16,149)
                                                                              -----------     ---------
Net cash used in operating activities                                            (696,747)     (197,239)
                                                                              -----------     ---------

Cash flows from investing activity:
     Purchase of fixed assets                                                     (48,505)       (1,865)
                                                                              -----------     ---------
Net cash used in investing activity                                               (48,505)       (1,865)
                                                                              -----------     ---------

Cash flows from financing activities:
     Issuance of notes payable                                                  1,210,103
     Repayments of notes payable                                               (1,054,768)      (21,035)
     Common stock issued                                                           42,750             -
     Fees in connection with private placement                                    (68,635)            -
     Common stock options/warrants exercised                                            -         1,060
                                                                              -----------     ---------
Net cash used in financing activities                                             129,450       (19,975)
                                                                              -----------     ---------

Net decrease in cash                                                             (615,802)     (219,079)

Cash, beginning balance                                                         1,798,703       628,436
                                                                              -----------     ---------

Cash, ending balance                                                          $ 1,182,901     $ 409,357
                                                                              ===========     =========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                   $    27,031     $     994
                                                                              ===========     =========

                                  PACIFICHEALTH LABORATORIES, INC.
                                   NOTES TO FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                            (UNAUDITED)

1. BASIS OF PRESENTATION:

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

2. REVENUE RECOGNITION

      Approximately $750,000 in sales of new products in the first quarter of 2004 is subject to a right of return provision if certain minimum levels of retail sales are not achieved by the customer in a 12-month period of time from the date of initial sale. Management believes these minimums will be met based upon initial retail sales of the product reported by the customer as well as the Company's past history with similar products such as ENDUROX R4 in similar channels of distribution.

3. INVENTORIES

      As of March 31, 2004 and December 31, 2003, inventories consisted of the following:

                                        2004                   2003
                                        ----                   ----
      Raw Materials                  $   75,715              $ 14,841
      Packaging supplies                 58,262                33,127
      Finished goods                    890,964               690,094
                                     ----------              --------

                                     $1,024,941              $738,062
                                     ==========              ========

4. STOCK BASED COMPENSATION

      The Company granted 12,000 Incentive Stock Options (ISOs) to employees during the first three months of 2004 with exercise prices ranging from $0.83 to $0.95 per share. 1,000 of these options vested upon grant, 5,500 of these options vest during the first quarter of 2005, and 5,500 of these options vest during the first quarter of 2006. The exercise price for all 12,000 options was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized.

      The Company also granted 11,000 stock options to consultants during the first three months of 2004. All 11,000 options vested upon grant with exercise prices ranging from $0.83 per share to $0.90 per share. These options were determined to have a value of $7,289 for the three months ended March 31, 2004 and this amount was charged to operations and added to paid-in capital in accordance with SFAS 123. In addition, 10,000 options issued to consultants expired during the first three months of 2004.

      The following table illustrates the effect on net (loss) income and earnings per share if the fair value based method had been applied to all awards:

                                                                                      Quarter Ended March 31,
                                                                                         2004       2003
                                                                                       --------   ---------
      Reported net (loss) income                                                       $  7,777   $(421,103)
      Stock-based employee compensation expense included in
         reported net loss, net of related tax effects                                    - 0 -       - 0 -
      Stock-based employee compensation determined under the
         fair value based method, net of related tax effects                            (42,802)    (65,973)
                                                                                       --------   ---------

      Pro forma net (loss) income                                                      $(35,025)  $(487,076)
                                                                                       ========   =========

      Basic and diluted (loss) per share:
         As reported                                                                      $0.00      ($0.04)
         Pro forma                                                                       ($0.00)     ($0.04)

5. INCOME TAXES

      The Company has approximately $12,013,000 in Federal net operating loss carryovers that were generated through March 31, 2004 and are available to offset future taxable income in calendar years 2004 through 2024.

      The components of the Company's deferred tax assets as of March 31, 2004 and December 31, 2003 are as follows:
                                               2004              2003
                                               ----              ----

      Net operating loss carry forwards     $ 4,830,000       $ 4,830,000
      Deferred charges                            -                -
      Valuation allowance                    (4,830,000)       (4,830,000)
                                            -------------     -----------
      Deferred tax asset                    $     -           $    -

6. NOTES PAYABLE

      Included in notes payable at March 31,2004 is $587,410 payable to USA Funding. During the second quarter of 2003, the Company secured a $750,000 revolving asset-based credit facility from USA Funding of Dallas, TX. This facility is for one year commencing on June 1, 2003. The amount of available credit is based on the value of the Company's eligible receivables from time to time. Eligible receivables include those receivables that have payment terms equal to or less than net 45 days or have been outstanding for less than 90 days. The receivables are financed with recourse. This credit facility bears interest at a rate of prime plus 2% as well as a 0.75% discount rate on all advances.

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

         These and other forward-looking statements are primarily in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Generally, you can identify these statements because they use phrases like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report.

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

         SPORTS PERFORMANCE
         ------------------
         Our first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, we introduced ENDUROX(R) R(4)(R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R(4) has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE(R) Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R(4). Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. In 2003, the Company introduced a ready-to-drink form of ACCELERADE into test market in the state of Colorado. This test market is expected to continue in 2004. In March 2004, the Company introduced COUNTDOWN(R), the first product specifically engineered for immediate post-workout intake by strength-training athletes.

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

(B) RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 VS. MARCH 31, 2003

         We recorded a net income of $7,777 or $0.00 per share for the three months ended March 31, 2004 compared to a net loss of ($421,103) or ($0.07) per share for the three months ended March 31, 2003. The net income for the three-month period ended March 31, 2004 vs. the net loss in the same period in 2003 is due primarily to increased revenues as detailed below.

         Revenues in the three-month period ended March 31, 2004 increased 64% to $2,303,597 from $1,397,779 for the same period in 2003. Revenues of ENDUROX R(4) increased 8% and revenues of ACCELERADE increased 23% in the three months ended March 31, 2004 compared to the same period in 2003. The first quarter of 2004 also included significant opening orders for the Company's new COUNTDOWN post-workout drink for the strength-training athlete.

         Approximately $750,000 in sales of new products in the first quarter of 2004 is subject to a right of return provision if certain minimum levels of retail sales are not achieved by the customer in a 12-month period of time from the date of initial sale. Management believes these minimums will be met based upon initial retail sales reported by the customer of the product as well as the Company's past history with similar products such as ENDUROX R4 in similar channels of distribution.

         Gross profit was $1,173,782 for the three months ended March 31, 2004 compared to $678,058 for the three months ended March 31, 2003 due to the aforementioned increased revenues. For the three months ended March 31, 2004, gross profit margin was 51.0% compared to 48.5% for the three months ended

March 31, 2003. The primary reason for the increase in gross profit margin was due to slotting fees paid in the form of product for getting our ACCELERADE product sold in 900 Rite Aid drug stores that feature a special nutrition section in the first quarter of 2003.

         Selling, general, and administrative ("S, G, & A") expenses increased to $1,093,694 for the three-month period ended March 31, 2004 from $997,703 for the three-month period ended March 31, 2003. S, G, & A expenses increased due primarily to increases in advertising and marketing expenses associated with the launch of our new COUNTDOWN product for the strength-training athlete.

         Research and development expenses were $38,372 for the three months ended March 31, 2004 compared to $87,291 for the three months ended March 31, 2003. The decrease was due to research and development expenses in the first quarter of 2003 associated with the test market of the ready-to-drink form of our ACCELERADE product. We anticipate research and development expenses will increase as we conduct additional clinical trials on all of our products as we continue to seek out additional patents and claims for our products.

         Interest expense was $27,031 for the three months ended March 31, 2004 compared to $1,000 for the three months ended March 31, 2003. The increase is due to our accounts receivable funding described in the Liquidity section below.

(C) LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, the Company's current assets exceeded its current liabilities by approximately $2.5 million with a ratio of current assets to current liabilities of approximately 2.5 to 1. At March 31, 2004, cash on hand was $1,182,901, a decrease of $615,802 from December 31, 2003, primarily because of an increase of $1,070,711 in accounts receivable and an increase in inventory of $286,879 from December 31, 2003. These were offset by an increase in accounts payable/accrued expenses of $667,925 from December 31, 2003. Accounts receivable, inventory, and accounts payable increased in support of the increased revenues.

         During the second quarter of 2003, the Company secured a $750,000 asset-based credit facility from USA Funding of Dallas, TX. The amount of available credit is based on the value of the Company's eligible receivables from time to time. This credit facility bears interest at a rate of prime plus 2% as well as a 0.75% discount rate on all advances. At March 31, 2004, we had approximately $13,000 of availability under this credit facility and, as of May 12, 2004, we had approximately $100,000 of availability under this credit facility.

         Because of our ability to borrow against our credit facility as described above and the equity raised in the 2003 private placements, we believe we have sufficient cash availability to fund all of our planned activities for at least the next twelve months. We may seek to raise additional equity capital in order to take advantage of any potential opportunities that may present themselves.

(D)      OFF-BALANCE SHEET ARRANGEMENTS

         There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2004, the end of the period covered by this report, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

         31.2 Section 302 Certification of Stephen P. Kuchen, Chief Financial Officer.

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

                              PACIFICHEALTH LABORATORIES, INC.


                              By: /S/ STEPHEN P. KUCHEN
                                  ------------------------------
                                      STEPHEN P. KUCHEN

                              Vice President (Principal Financial Officer and Principal Accounting Officer)

                              Date: MAY 14, 2004
                                   -------------------