Form 10QSB
period 2004-06-30
PACIFICHEALTH LABORATORIES INC
filed 2004-08-13
CIK 1000278

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

                                      -OR-

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from____________to____________

                          Commission File No. 333-36379


                            PACIFICHEALTH LABORATORIES, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           DELAWARE                                         22-3367588
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

     100 Matawan Road, Suite 420
             Matawan, NJ                                     07747
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (732) 739-2900


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At August 12, 2004, there were 10,240,545 shares of common stock, par value $.0025 per share, of the issuer outstanding.

Transitional small business disclosure format: Yes [_] No [X]

                        PACIFICHEALTH LABORATORIES, INC.

                                TABLE OF CONTENTS

                           --------------------------

PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003......................................3

         Statements of Operations (Unaudited) for the three and six months ended
                  June 30, 2004 and June 30, 2003..................................................................4

         Statements of Cash Flows (Unaudited) for the six months ended
                  June 30, 2004 and June 30, 2003..................................................................5

         Notes to Financial Statements.............................................................................6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.................................................................9

     ITEM 3.   CONTROLS AND PROCEDURES............................................................................12

PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings..................................................................................12

     ITEM 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities.....................12

     ITEM 3.   Defaults Upon Senior Securities....................................................................13

     ITEM 4.   Submission of Matters to a Vote of Security Holders................................................13

     ITEM 5.   Other Information..................................................................................14

     ITEM 6.   Exhibits and Reports on Form 8-K...................................................................14


SIGNATURES........................................................................................................14



                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS

                                    ASSETS
                                                           June 30,      December 31,
                                                             2004            2003
                                                         (Unaudited)
                                                         ------------    ------------
Current assets:
  Cash and cash equivalents                              $  1,117,639    $  1,798,703
  Accounts receivable, net                                  1,250,558         669,300
  Inventories                                               1,442,046         738,062
  Prepaid expenses                                            219,453         191,859
                                                         ------------    ------------
       Total current assets                                 4,029,696       3,397,924

Property and equipment, net                                   113,737          60,307

Patents                                                       155,251         155,251
Deposits                                                       19,320          10,895
                                                         ------------    ------------
       Total assets                                      $  4,318,004    $  3,624,377
                                                         ------------    ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                          $    614,758    $    470,145
  Accounts payable and accrued expenses                     1,217,791         376,693
                                                         ------------    ------------
        Total current liabilities                           1,832,549         846,838
                                                         ------------    ------------
Stockholders' equity:
   Common stock, $.0025 par value; authorized
       50,000,000 shares; issued and outstanding:
       10,240,545 shares at June 30, 2004 and
       10,188,545 shares at December 31, 2003                  25,600          25,471
   Additional paid-in capital                              15,778,193      15,788,068
   Accumulated deficit                                    (13,318,338)    (13,036,000)
                                                         ------------    ------------
                                                            2,485,455       2,777,539
                                                         ------------    ------------

       Total liabilities and stockholders' equity        $  4,318,004    $  3,624,377
                                                         ============    ============


                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (UNAUDITED)


                                                             Three Months                            Six Months
                                                             Ended June 30,                          Ended June 30,
                                                  ---------------------------------       ---------------------------------
                                                       2004                2003                2004                2003
                                                  --------------       ------------       --------------       ------------
Revenues:
   Net product sales                               $  2,204,522        $  1,520,552        $  4,508,119        $  2,918,331

Cost of goods sold                                    1,099,830             737,272           2,229,645           1,456,993
                                                   ------------        ------------        ------------        ------------
Gross Profit                                          1,104,692             783,280           2,278,474           1,461,338

Selling, general and administrative expenses          1,312,345           1,029,219           2,406,039           2,026,922
Research & development expense                           34,961              43,248              73,333             130,539
Depreciation expense                                     11,770              13,356              21,279              27,473
                                                   ------------        ------------        ------------        ------------
                                                      1,359,076           1,085,823           2,500,651           2,184,934
                                                   ------------        ------------        ------------        ------------

Loss before other income and expense                   (254,384)           (302,543)           (222,177)           (723,596)

Other income (expense):
   Interest income                                        2,191                 522               4,792               1,466
   Interest expense                                     (30,616)             (8,952)            (57,647)             (9,946)
   Other                                                   --                 5,000                --                 5,000
                                                   ------------        ------------        ------------        ------------
                                                        (28,425)             (3,430)            (52,855)             (3,480)
                                                   ------------        ------------        ------------        ------------

Loss before income taxes                               (282,809)           (305,973)           (275,032)           (727,076)

Provision for income taxes                                7,306                --                 7,306                --
                                                   ------------        ------------        ------------        ------------

Net loss                                           $   (290,115)       $   (305,973)       $   (282,338)       $   (727,076)
                                                   ============        ============        ============        ============

Basic and diluted loss per share                   $      (0.03)       $      (0.05)       $      (0.03)       $      (0.12)
                                                   ============        ============        ============        ============

Weighted average common shares:
     Basic and diluted                               10,240,545           6,115,703          10,229,616           6,115,438
                                                   ============        ============        ============        ============


                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                                               2004           2003
                                                           -----------    -----------
Cash flows from operating activities:
   Net loss                                                $  (282,338)   $  (727,076)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation                                            21,279         27,473
        Fair value of stock options and warrants granted        16,139          7,552
     Changes in assets and liabilities:
        Increase in accounts receivable                       (581,258)      (433,749)
        Decrease (Increase) in inventories                    (703,984)       328,512
        Increase in prepaid expenses                           (27,594)      (128,331)
        Increase in deposits                                    (8,425)       (13,387)
        Increase in accounts payable/accrued expenses          841,098        413,112
        Decrease in other current liabilities                     --          (68,266)
                                                           -----------    -----------
Net cash used in operating activities                         (725,083)      (594,160)
                                                           -----------    -----------
Cash flows from investing activity:
     Purchase of fixed assets                                  (74,709)       (19,794)
                                                           -----------    -----------
Net cash used in investing activities                          (74,709)       (19,794)
                                                           -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of notes payable                 3,732,575        254,491
     Repayments of notes payable                            (3,587,962)       (59,417)
     Common stock issued                                        42,750           --
     Fees in connection with private placement                 (68,635)          --
     Common stock options/warrants exercised                      --            1,060
                                                           -----------    -----------
Net cash provided by financing activities                      118,728        196,134
                                                           -----------    -----------

Net decrease in cash and cash equivalents                     (681,064)      (417,820)

Cash and cash equivalents, beginning balance                 1,798,703        628,436
                                                           -----------    -----------

Cash and cash equivalents, ending balance                  $ 1,117,639    $   210,616
                                                           ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                $    54,647    $     9,946
                                                           ===========    ===========

                        PACIFICHEALTH LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

2. REVENUE RECOGNITION

      Sales are recognized when all of the following criteria are met:
      (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. Sales are recorded net of incentives paid to customers.

      In December 2003, the Company entered into a purchasing agreement with a significant customer for new products whereby such products are subject to a right of return provision if certain minimum levels of retail sales in a 12-month period of time from the date of initial sale are not achieved. Approximately $70,000 of sales in the three months ending June 30, 2004 and $820,000 of sales in the six months ending June 30, 2004 are subject to this right of return. As of June 30, 2004, the customer has reached 60% of the minimum retail sales threshold. Management believes these minimums will be met based upon retail sales to date of the product reported by the customer as well as the Company's past history with similar products such as ENDUROX R(4) in similar channels of distribution.

      In April 2004, the Company entered into a purchasing agreement with the same significant customer for all other products sold to this customer that are also subject to return provisions identical or similar to the one disclosed above. Approximately $541,000 of sales in the three months and six months ending June 30, 2004 is subject to this right of return. As of June 30, 2004, the customer has reached 18% of the minimum retail sales threshold. Management believes these minimums will be met based upon the Company's past history with this customer with these products.

3. INVENTORIES

        As of June 30, 2004 and December 31, 2003, inventories consisted of the following:

                                          2004                      2003
                                          ----                      ----
      Raw Materials                    $   51,150                $  14,841
      Work in Process                      47,203                     --
      Packaging supplies                   47,496                   33,127
      Finished goods                    1,296,197                  690,094
                                       ----------                ---------

                                       $1,442,046                $ 738,062
                                       ==========                =========

4. STOCK BASED COMPENSATION

      The Company granted 5,000 Incentive Stock Options (ISOs) to employees during the three months ended June 30, 2004 with an exercise price of $1.11 per share. 2,500 of these options vest during the second quarter of 2005 and 2,500 of these options vest during the second quarter of 2006. The Company granted 17,000 Incentive Stock Options (ISOs) to employees during the six months ended June 30, 2004 with exercise prices ranging from $0.83 to $1.11 per share. 1,000 of these options vested upon grant, 5,500 of these options vest during the first quarter of 2005, 2,500 of these options vest during the second quarter of 2005, 5,500 of these options vest during the first quarter of 2006 and 2,500 of these options vest during the second quarter of 2006. The exercise price for all employee options granted was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized. In addition, 211,000 options issued to employees expired during the first six months of 2004.

      The Company granted no stock options and warrants to consultants during the three months ended June 30, 2004. The Company granted 38,500 stock options and warrants to consultants during the six months ended June 30, 2004. 18,500 options and warrants vested upon grant with exercise prices ranging from $0.83 per share to $0.90 per share; 10,000 warrants vest in the first quarter of 2005 with an exercise price of $0.88 per share; and 10,000 warrants vest in the first quarter of 2006 with an exercise price of $0.88 per share. These options and warrants were determined to have a value of $16,139 for the six months ended June 30, 2004 and this amount was charged to operations and added to paid-in capital in accordance with SFAS 123. In addition, 42,000 options issued to consultants expired during the first six months of 2004.

      The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:


                                                           Quarter Ended June 30,           Six Months Ended June 30,
                                                           2003              2004              2003            2004
                                                          ------            ------            ------          ------
      Reported net loss                                  $ (290,115)      $ (305,973)       $ (282,338)      $ (727,076)
      Stock-based employee compensation
         expense included in reported net loss,
         net of related tax effects                           - 0 -            - 0 -             - 0 -            - 0 -
      Stock-based employee compensation
         determined under the fair value based
         method, net of related tax effects                 (43,855)         (64,298)          (86,657)        (130,271)
                                                         ----------       ----------        ----------       ----------

     Pro forma net loss                                  $ (333,970)      $ (370,271)       $ (368,995)      $ (857,347)
                                                         ==========       ==========        ==========       ==========

      Basic and diluted loss per share:
         As reported                                         ($0.03)          ($0.05)           ($0.03)          ($0.12)
         Pro forma                                           ($0.03)          ($0.06)           ($0.04)          ($0.14)


5. INCOME TAXES

      The Company has approximately $12,613,000 in Federal net operating loss carryovers that were generated through June 30, 2004 and are available to offset future taxable income in calendar years 2004 through 2024.

      The components of the Company's deferred tax assets as of June 30, 2004 and December 31, 2003 are as follows:

                                                  2004              2003
                                                  ----              ----
      Net operating loss carry forwards        $ 4,415,000      $ 4,830,000
      Deferred charges                              --               --
      Valuation allowance                       (4,415,000)      (4,830,000)
                                               -----------      -----------
      Deferred tax asset                       $    --          $    --

6. NOTES PAYABLE

      Included in notes payable at June 30,2004 is $545,687 payable to USA Funding. During the second quarter of 2003, the Company secured a $750,000 revolving asset-based credit facility from USA Funding of Dallas, TX. This facility was for one year commencing on June 1, 2003. This credit facility has been increased to $1,000,000 and has been renewed for 2 years commencing June 1, 2004. The amount of available credit is based on the value of the Company's eligible receivables from time to time. Eligible receivables include those receivables that have payment terms equal to or less than net 45 days or have been outstanding for less than 90 days. The receivables are financed with recourse. This credit facility bears interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances.

7. CONCENTRATION

      Our two largest customers accounted for approximately 30% and 17%, respectively, of net sales for the three months ended June 30, 2004 and 17% and 21%, respectively, of net sales for the three months ended June 30, 2003. Our two largest customers accounted for approximately 37% and 18%, respectively, of net sales for the six months ended June 30, 2004 and 21% and 25%, respectively, of net sales for the six months ended June 30, 2003. At June 30, 2004, amounts due from these two customers represented approximately 47% and 15%, respectively, of accounts receivable. At December 31, 2003, amounts due from these two customers represented approximately 24% and 31%, respectively, of accounts receivable.

      One supplier accounted for approximately 46% of total purchases for the three months ended June 30, 2004 and 36% of total purchases for the three months ended June 30, 2003. This one supplier accounted for approximately 45% of total purchases for the six months ended June 30, 2004 and 26% of total purchases for the six months ended June 30, 2003. At June 30, 2004 and December 31, 2003, amounts due to this vendor represented approximately 61% and 14%, respectively, of accounts payable/accrued expenses.

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

         SPORTS PERFORMANCE
         ------------------
         Our first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, we introduced ENDUROX(R) R(4)(R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R(4) has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE(R) Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R(4). Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. In 2003, the Company introduced a ready-to-drink form of ACCELERADE into test market in the state of Colorado. In March 2004, the Company introduced COUNTDOWN(R), the first product specifically engineered for immediate post-workout intake by strength-training athletes. In the second quarter of 2004, the Company introduced ACCEL GEL(R), the first gel product based on the ACCELERADE 4-1 ratio of carbohydrates to protein.

         WEIGHT LOSS
         -----------
         In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, we introduced our first weight loss product, SATIETROL(R), a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that Satietrol, a pre meal beverage, can reduce hunger up to 43% 3 1/2 hours after eating. In January 2001, we extended our weight loss product line with the introduction of SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline ("GSK") for its SATIETROL technology. Under the Agreement, the Company received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently canceled the Licensing Agreement in September 2002 with all rights reverting to the Company. In the third quarter of 2003, the Company funded clinical studies performed at a private research firm that showed a statistically significant reduction in caloric intake in overweight individuals using a new improved form of SATIETROL in both beverage and tablet form. In 2004, the Company is conducting additional studies on SATIETROL including measuring the impact on caloric-intake using a chewable tablet form of SATIETROL.

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

(B) RESULTS OF OPERATIONS -- THREE- AND SIX-MONTHS ENDED JUNE 30, 2004 VS. JUNE 30, 2003

         We recorded a net loss of ($290,115), or ($0.03) per share, for the second quarter ended June 30, 2004 compared to a net loss of ($305,973), or ($0.05) per share, for the second quarter ended June 30, 2003. We recorded a net loss of ($282,338), or ($0.03) per share, for the six-month period ended June 30, 2004, compared to a net loss of ($727,076), or ($0.12) per share, for the six-month period ended June 30, 2003. The decrease in the net loss for the three- and six- month periods ended June 30, 2004 versus the same periods in 2003 is due primarily to increased revenues.

         Revenues in the quarter ended June 30, 2004 were $2,204,522 compared to $1,520,552 for the same period in 2003. Revenues in the six-month period ended June 30, 2004 were $4,508,119 compared to revenues of $2,918,331 for the same period in 2003. Revenues increased in both the three- and six-month periods ended June 30, 2004 due to increases in ACCELERADE and ENDUROX R(4) powder revenues of 29% and 22% respectively, as well as the introduction of new products ACCEL GEL and COUNTDOWN.

         Approximately $820,000 in sales of new products in the first six months of 2004 is subject to a right of return provision if a significant customer does not achieve certain minimum levels of retail sales in a 12-month period of time from the date of initial sale. Management believes these minimums will be met based upon retail sales reported by the customer of the product as well as the Company's past history with similar products such as ENDUROX R(4) in similar channels of distribution.

         In May 2004, the Company entered into a purchasing agreement with a significant customer in which all products sold to this customer are subject to return provisions identical or similar to the one disclosed above. Management believes these minimums will be met based upon the Company's past history with this customer with these and similar products.

         Gross profit was $1,104,692 for the three months ended June 30, 2004 compared to $783,280 for three months ended June 30, 2003. Gross profit was $2,278,474 for the six months ended June 30, 2004 compared to $1,461,338 for the six months ended June 30, 2003. The increases in gross profit are due to higher revenues. Gross profit margin on product sales was 50.1% for the three months ended June 30, 2004, compared to 51.5% for the three months ended June 30, 2003. Our gross profit margin on product sales was 50.5% for the six-month period ended June 30, 2004 versus 50.1% for the six-month period ended June 30, 2003. The decrease in gross profit margin in the second quarter of 2004 is due to promotional expenses paid to promote the Company's new COUNTDOWN product for strength-training athletes that are deducted from revenues. From time to time, the Company may incur additional promotional expenses in connection with the sale of its products. These promotional expenses should result in higher unit volumes of sales of these products. In the second quarter of 2004, the Company sold $10,960 of previously written-off SATIETROL inventory with zero cost as compared to $24,462 of such sales in the similar period in 2003. In the six months ended June 30, 2004, the Company sold $17,554 of previously written-off SATIETROL inventory with zero cost as compared to $39,750 of such sales in the similar period in 2003.

         Our selling, general, and administrative ("S, G, & A") expenses increased to $1,312,345 for the three-month period ended June 30, 2004 from $1,029,219 for the three-month period ended June 30, 2003. Our S, G, & A expenses increased to $2,406,039 for the six-month period ended June 30, 2004 from $2,026,922 for the six-month period ended June 30, 2003. S, G, & A expenses increased due primarily to increases in advertising and marketing expenses associated with the launch of our new COUNTDOWN product for strength-training athletes.

         Research and development ("R & D") expenses were $34,961 for the three months ended June 30, 2004 versus $43,248 for the three months ended June 30, 2003. R & D expenses were $73,333 for the six months ended June 30, 2004 versus $130,539 for the six months ended June 30, 2003. R & D expenses decreased in the six-month period ended June 30, 2004 compared to the same period in 2003 due to R & D expenses associated with the test market of the ready-to-drink form of our ACCELERADE product in the first quarter of 2003. We anticipate R & D expenses will increase as additional clinical trials and studies are conducted on all of our products as we continue to seek out additional patents and claims for our products.

         Interest expense increased to $30,616 for the three months ended June 30, 2004 from $8,952 for the three months ended June 30, 2003. Interest expense increased to $57,647 for the six months ended June 30, 2004 from $9,946 for the six months ended June 30, 2003. The increase is due to our accounts receivable funding described in the Liquidity section below.

(C) OFF-BALANCE SHEET ARRANGEMENTS

         The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and the Company does not have any unconsolidated special purpose entities.

(D) LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, the Company's current assets exceeded its current liabilities by approximately $2.2 million with a ratio of current assets to current liabilities of approximately 2.2 to 1. At June 30, 2004, cash on hand was $1,117,639, a decrease of $681,064 from December 31, 2003, primarily due to the net loss as well as an increase of $581,258 in accounts receivable and an increase in inventory of $703,984 from December 31, 2003. These were offset by an increase in accounts payable/accrued expenses of $841,098 from December 31, 2003. Accounts receivable, inventory, and accounts payable increased in support of increased revenues.

         During the second quarter of 2003, the Company secured a $750,000 revolving asset-based credit facility from USA Funding of Dallas, Texas. This facility was for one year commencing on June 1, 2003. This credit facility has been increased to $1,000,000 and has been renewed for 2 years commencing June 1, 2004. The amount of available credit is based on the value of the Company's eligible receivables from time to time. This credit facility bears interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At June 30, 2004, the Company had approximately $250,000 of availability under this credit facility and as of August 12, 2004, the Company had approximately $150,000 of availability under this credit facility.

         Because of our ability to borrow against our credit facility as described above, more favorable payment terms from our main vendors, and the equity raised in the 2003 private placements, we believe we have sufficient cash availability to fund all of our planned activities for at least the next twelve months. We may seek to raise additional equity capital in order to take advantage of any potential opportunities that may present themselves.

ITEM 3.   CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), the Company's chief executive officer and chief financial officer have concluded that as of June 30, 2004, the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

         CHANGES IN INTERNAL CONTROLS. During the fiscal quarter ended June 30, 2004, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(A), (B) CHANGES IN SECURITIES:

     None.

(C) RECENT SALES OF UNREGISTERED SECURITIES:

         None.

(D) USE OF PROCEEDS FROM REGISTERED SECURITIES.

         Not applicable.

(E) PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 9, 2004, the Company held its Annual Meeting of Stockholders, pursuant to information contained in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement that were mailed to stockholders on May 7, 2004.

(b) One of the matters listed in the Company's Proxy for the meeting was the annual Election of Directors. There were six nominees for election who were elected by the shareholders to serve for a one-year term. The results of the balloting were as follows (Shares voting: 8,478,906 of 10,240,545):

            Nominee                For        Against       Abstain
            -------                ---        -------       -------
         Robert Portman         8,431,606       -0-          46,900
         Stephen P. Kuchen      8,433,406       -0-          45,100
         David Portman          7,687,454       -0-         791,052
         Michael Cahr           8,433,406       -0-          45,100
         Joseph Harris          8,434,006       -0-          44,500
         Gregory Horn           8,443,906       -0-          35,000

 (c) Another matter voted upon by the stockholders was the ratification of the appointment of Eisner, LLP as independent auditors for the Company for the fiscal year ending December 31, 2004. This matter was approved. The results of the balloting for this matter was as follows:

                  Matter                 For          Against        Abstain
                  ------                 ---          -------        -------
         Appointment of auditors      8,423,406        28,500         27,000

ITEM 5.  OTHER INFORMATION

(A) OTHER INFORMATION

         None.

(B) MATERIAL CHANGES TO PROCEDURES FOR SECURITY HOLDERS TO RECOMMEND NOMINEES TO BOARD

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

      31.1 Rule 13a-14(a) Certification of Robert Portman, Chief Executive Officer.

      31.2 Rule 13a-14(a) Certification of Stephen P. Kuchen, Chief Financial Officer

      32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K:

         On April 5, 2004, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (date of earliest event reported - March 29, 2004) to which a copy of the Company's Press Release of April 2, 2004 announcing financial results for the quarter ended March 31, 2004 and a copy of the Company's Press Release of March 29, 2004 announcing financial results for the quarter and year ended December 31, 2003 and presenting a condensed balance sheet were attached as exhibits.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PACIFICHEALTH LABORATORIES, INC.


                                 By: /S/ STEPHEN P. KUCHEN
                                     --------------------------------
                                     STEPHEN P. KUCHEN
                                     Vice President (Principal Financial Officer
                                     and Principal Accounting Officer)

                                 Date: AUGUST 12, 2004
                                       -------------------------