Form 10QSB
period 2004-09-30
PACIFICHEALTH LABORATORIES INC
filed 2004-11-12
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

–––––––––––––––––––

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

-OR-

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .... to...

Commission File No. 333-36379

PACIFICHEALTH LABORATORIES, INC.
(Exact name of issuer as specified in its charter)

DELAWARE	22-3367588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Matawan Road, Suite 420 Matawan, NJ	07747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 739-2900

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes No

At November 12, 2004, there were 10,237,045 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes No

Back to Contents

PACIFICHEALTH LABORATORIES, INC.

Back to Contents

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

ASSETS
	Sept 30,	December 31,
	2004	2003
	(Unaudited)

Current assets:
Cash and cash equivalents	$539,269	$1,798,703
Accounts receivable, net	914,754	669,300
Inventories	2,027,745	738,062
Prepaid expenses	201,228	191,859

Total current assets	3,682,996	3,397,924

Property and equipment, net	116,078	60,307

Patents	144,755	155,251
Deposits	34,395	10,895

Total assets	$3,978,224	$3,624,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$463,448	$470,145
Accounts payable and accrued expenses	1,333,770	376,693

Total current liabilities	1,797,218	846,838

Stockholders’ equity:
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
10,237,045 shares at September 30, 2004 and
10,188,545 shares at December 31, 2003	25,593	25,471
Additional paid-in capital	15,777,095	15,788,068
Accumulated deficit	(13,621,682)	(13,036,000)

	2,181,006	2,777,539

Total liabilities and stockholders’ equity	$3,978,224	$3,624,377

Back to Contents

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Revenues:
Net product sales	$1,892,737	$1,475,408	$6,400,856	$4,393,739

Cost of goods sold	1,005,729	721,327	3,235,374	2,178,320

Gross Profit	887,008	754,081	3,165,482	2,215,419

Selling, general and administrative expenses	1,117,556	905,872	3,523,595	2,932,794
Research & development expense	33,808	25,588	107,141	156,127
Depreciation expense	14,338	6,734	35,617	34,207

	1,165,702	938,194	3,666,353	3,123,128

Loss before other income and expense	(278,694)	(184,113)	(500,871)	(907,709)

Other income (expense):
Interest income	2,154	582	6,946	2,048
Interest expense	(25,323)	(25,678)	(82,970)	(35,624)
Other	—	—	—	5,000

	(23,169)	(25,096)	(76,024)	(28,576)

Loss before income taxes	(301,863)	(209,209)	(576,895)	(936,285)

Provision for income taxes	1,480	—	8,786	—

Net loss	$(303,343)	$(209,209)	$(585,681)	$(936,285)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.06)	$(0.15)

Weighted average common shares:
Basic and diluted	10,239,898	6,591,756	10,233,069	6,275,955

Back to Contents

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

Cash flows from operating activities:
Net loss	$(585,681)	$(936,285)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	35,617	34,207
Amortization	7,619	—
Fair value of stock options and warrants granted	17,909	7,552
Changes in assets and liabilities:
Increase in accounts receivable	(245,454)	(346,768)
(Increase)/Decrease in inventories	(1,289,683)	570,942
Increase in prepaid expenses	(9,369)	(16,394)
Increase in other assets	(20,623)	(10,894)
Increase in accounts payable/accrued expenses	957,077	136,366
Decrease in other current liabilities	—	(100,000)

Net cash used in operating activities	(1,132,588)	(661,274)

Cash flows from investing activity:
Purchase of fixed assets	(91,389)	(26,153)

Net cash used in investing activities	(91,389)	(26,153)

Cash flows from financing activities:
Proceeds from issuance of notes payable	5,551,377	398,748
Repayments of notes payable	(5,558,073)	(114,440)
Common stock issued	39,874	1,423,140
Fees in connection with private placement	(68,635)	—
Common stock options/warrants exercised	—	1,060

Net cash (used in)/provided by financing activities	(35,457)	1,708,508

Net (decrease)/increase in cash and cash equivalents	(1,259,434)	1,021,081

Cash and cash equivalents, beginning balance	1,798,703	628,436

Cash and cash equivalents, ending balance	$539,269	$1,649,517

Supplemental disclosures of cash flow information:
Cash paid for interest	$82,970	$35,624

Back to Contents

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation and Liquidity

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

The accompanying financial statements were prepared on the basis that the company will continue as a going concern. The company has incurred a net loss of $585,681 for the nine months ended September 30, 2004. The company also incurred negative cash flows from operations of $1,132,588 for the nine months ended September 30, 2004. The company’s cash balance as of the date of this filing was $272,000. These factors indicate that the company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments related to this uncertainty.

Management has responded to the aforementioned risks by seeking to raise additional financing. The Company has engaged an investment banker in reference to raising capital. In order to increase cash flow while the Company is in the process of trying to obtain additional financing, the Company has offered early payment discounts to certain customers, negotiated extended credit terms with certain key suppliers, increased the amount of its bank line of credit, and obtained assurances from certain executive officers and directors to fund operations on a temporary basis for up to $200,000 if necessary. In addition, the Company is considering reducing operating expenses including the possible deferral of executive payroll. The Company also expects to reduce their order backlog for the Accel Gel product that would generate additional availability under its bank line of credit. Finally, the Company completed the launch of its Nutrient Timing System suite of products during the third quarter of 2004. The Company feels that these products will generate additional revenue and cash flow. While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its efforts.

2. Revenue Recognition

Sales are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. Sales are recorded net of incentives paid to customers.

In December 2003, the Company entered into a purchasing agreement with a significant customer for new products whereby all unsold product is subject to a right of return provision if certain minimum levels of retail sales in a 12-month period of time from the date of initial sale are not achieved. Approximately $39,000 of sales in the three months ending September 30, 2004 and $859,000 of sales in the nine months ending September 30, 2004 are subject to this right of return. As of September 30, 2004, the customer has reached 88% of the minimum retail sales threshold. Management believes these minimums will be met based upon retail sales to date of the product reported by the customer as well as the Company’s past history with similar products such as ENDUROX R4 in similar channels of distribution.

Back to Contents

In April 2004, the Company entered into a purchasing agreement with the same significant customer for all other products sold to this customer whereby all unsold product is subject to return provisions identical or similar to the one disclosed above. Approximately $435,000 of sales in the three months ending September 30, 2004 and $1,001,000 of sales in the nine months ending September 30, 2004 are subject to this right of return. As of September 30, 2004, the customer has achieved between 74% and 121% of the minimum retail sales thresholds for 93%, or $930,000, of the retail sales thresholds. Management believes these minimums will be met based upon the Company’s past history with this customer with these products.

3. Inventories

As of September 30, 2004 and December 31, 2003, inventories consisted of the following:

	2004	2003

Raw Materials	$87,582	$14,841
Work in Process	—	—
Packaging supplies	71,148	33,127
Finished goods	1,869,015	690,094

	$2,027,745	$738,062

4. Stock Based Compensation

The Company granted 140,000 Incentive Stock Options (ISOs) to employees during the three months ended September 30, 2004 with exercise prices ranging from $0.67 per share to $0.72 per share. 50,000 of these options vested upon grant; 85,000 of these options vest during the third quarter of 2005; and 5,000 of these options vest during the third quarter of 2006. The Company granted 157,000 Incentive Stock Options (ISOs) to employees during the nine months ended September 30, 2004 with exercise prices ranging from $0.67 to $1.11 per share. 51,000 of these options vested upon grant; 5,500 of these options vest during the first quarter of 2005; 2,500 of these options vest during the second quarter of 2005; 85,000 of these options vest during the third quarter of 2005; 5,500 of these options vest during the first quarter of 2006; 2,500 of these options vest during the second quarter of 2006; and 5,000 of these options vest during the third quarter of 2006. The Company also granted 1,000,000 non-ISOs to employees during the three months ended September 30, 2004 with an exercise price of $0.65 per share. 287,500 of these options vested upon grant; 287,500 of these options vest during the third quarter of 2005; 287,500 of these options vest during the third quarter of 2006; and 137,500 of these options vest during the third quarter of 2007. The exercise price for all employee options granted was equal to the fair market value of the common stock on the date of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized. In addition, 316,000 options issued to employees expired during the first nine months of 2004.

The Company granted no stock options and warrants to consultants during the three months ended September 30, 2004. The Company granted 38,500 stock options and warrants to consultants during the nine months ended September 30, 2004. 18,500 options and warrants vested upon grant with exercise prices ranging from $0.83 per share to $0.90 per share; 10,000 warrants vest in the first quarter of 2005 with an exercise price of $0.88 per share; and 10,000 warrants vest in the first quarter of 2006 with an exercise price of $0.88 per share. These options and warrants were determined to have a value of $17,909 for the nine months ended September 30, 2004 and this amount was charged to operations and added to paid-in capital in accordance with SFAS 123. In addition, 46,000 options issued to consultants expired during the first nine months of 2004.

Back to Contents

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Quarter Ended Sept 30,		Nine Months Ended Sept 30,
	2004	2003	2004	2003

Reported net loss	$(303,343)	$(209,209)	$(585,681)	$(936,285)
Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	- 0 -	- 0 -	- 0 -	- 0 -
Stock-based employee compensation
determined under the fair value based
method, net of related tax effects	(227,057)	(55,198)	(313,714)	(185,469)

Pro forma net loss	$(530,400)	$(264,407)	$(899,395)	$(1,121,754)

Basic and diluted loss per share:
As reported	($0.03)	($0.03)	($0.06)	($0.15)
Pro forma	($0.05)	($0.04)	($0.09)	($0.18)

5. Income Taxes

The Company has approximately $12,916,000 in Federal net operating loss carryovers that were generated through September 30, 2004 and are available to offset future taxable income in calendar years 2004 through 2024.

The components of the Company’s deferred tax assets as of September 30, 2004 and December 31, 2003 are as follows:

	2004	2003

Net operating loss carry forwards	$4,618,000	$4,830,000
Valuation allowance	(4,618,000)	(4,830,000)

Deferred tax asset	$—	$—

6. Notes Payable

Included in notes payable at September 30, 2004 is $423,196 payable to USA Funding. During the second quarter of 2003, the Company secured a $750,000 revolving asset-based credit facility from USA Funding of Dallas, TX. This facility was for one year commencing on June 1, 2003. This credit facility has been increased to $1,000,000 and has been renewed for 2 years commencing June 1, 2004. The amount of available credit is based on the value of the Company’s eligible receivables from time to time. Eligible receivables include those receivables that have payment terms equal to or less than net 45 days or have been outstanding for less than 90 days. The receivables are financed with recourse. This credit facility bears interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At September 30, 2004, the Company had approximately $300,000 of availability under this credit facility and, as of November 12, 2004, the Company had approximately $90,000 of availability under this credit facility.

7. Concentration

Our two largest customers accounted for approximately 34% and 14%, respectively, of net sales for the three months ended September 30, 2004 and 29% and 13%, respectively, of net sales for the three months ended September 30, 2003. Our two largest customers accounted for approximately 36% and 17%, respectively, of net sales for the nine months ended September 30, 2004 and 23% and 21%, respectively, of net sales for the nine months ended September 30, 2003. At September 30, 2004, amounts due from these two customers represented approximately 35% and 12%, respectively, of accounts receivable. At December 31, 2003, amounts due from these two customers represented approximately 24% and 31%, respectively, of accounts receivable.

One supplier accounted for approximately 52% of total purchases for the three months ended September 30, 2004 and 32% of total purchases for the three months ended September 30, 2003. This one supplier accounted for approximately 47% of total purchases for the nine months ended September 30, 2004 and 27% of total purchases for the nine months ended September 30, 2003. At September 30, 2004 and December 31, 2003, amounts due to this vendor represented approximately 74% and 14%, respectively, of accounts payable/accrued expenses.

Back to Contents

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-QSB contains statements relating to future results of the Company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as “expects”, “plans”, “intends”, “believes”, “will”, “estimates”, “forecasts”, “projects” or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that affect future results are changes in political and economic conditions; demand for and market acceptance of new and existing products, as well as other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

(a)      Introduction

     The Company was incorporated in April 1995 as a nutrition technology company that researches, develops, and commercializes functionally unique proprietary products for sports performance, weight loss and Type 2 diabetes.

     Sports Performance

     Our first sports performance product, ENDUROX®, was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL®. In February 1999, we introduced ENDUROX®R4® Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R4 has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE® Sports Drink, to be taken during exercise using the same patented technology as ENDUROX R4. Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. In 2003, the Company introduced a ready-to-drink form of ACCELERADE into test market in the state of Colorado. In February 2004, the Company introduced ACCEL GEL®; the first gel product based on the ACCELERADE 4-1 ratio of carbohydrates to protein. In March 2004, the Company introduced COUNTDOWN®, the first product specifically engineered for immediate post-workout intake by strength-training athletes. In August of 2004, the Company introduced two additional products for strength-training athletes to complete a suite of products known as The Nutrient Timing System®: MUSCLEADE®, a protein sparing muscle fuel, and NTS PROTEIN®, a protein growth stimulator.

     Weight Loss

     In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body’s major satiety peptide, or cholecystokinin (CCK). In April 2000, we introduced our first weight loss product, SATIETROL®, a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that Satietrol, a pre meal beverage, can reduce hunger up to 43% 3 1/2 hours after eating. In January 2001, we extended our weight loss product line with the introduction of SATIETROL COMPLETE®, a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline (“GSK”) for its SATIETROL technology. Under the Agreement, the Company received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently canceled the Licensing Agreement in September 2002 with all rights reverting to the Company. In the third quarter of 2002, the Company funded clinical studies that confirmed an improvement in the efficacy of SATIETROL. In the third quarter of 2003, the Company funded clinical studies performed at a private research firm that showed a statistically significant reduction in caloric intake in overweight individuals using a new improved form of SATIETROL in both beverage and tablet form. In 2004, the Company is conducting additional studies on SATIETROL including measuring the impact on caloric-intake using a chewable tablet form of SATIETROL.

Back to Contents

     Type 2 Diabetes
     Type 2 diabetes has become the fastest growing chronic condition in the United States. Obesity and poor glucose regulation appear to be primary characteristics of this condition. Research has suggested that cholecystokinin (CCK) may play a role in insulin release and glucose regulation. The Company’s research in this area is to develop a nutritional product that can help Type 2 diabetics lose weight by controlling appetite while improving glucose regulation. The Company expects to initiate clinical trials on a product for use by Type 2 diabetics in 2005.

(b) Results of Operations – Nine Months Ended September 30, 2004 vs. September 30, 2003

     We recorded a net loss of ($303,343), or ($0.03) per share, for the third quarter ended September 30, 2004 compared to a net loss of ($209,209), or ($0.03) per share, for the third quarter ended September 30, 2003. We recorded a net loss of ($585,681), or ($0.06) per share, for the nine-month period ended September 30, 2004, compared to a net loss of ($936,285), or ($0.15) per share, for the nine-month period ended September 30, 2003. The increase in the net loss for the three-month period ended September 30, 2004 vs. the same period in 2003 is due primarily to increased sales and marketing expenses. The decrease in the net loss for nine-month period ended September 30, 2004 vs. the same period in 2003 is primarily due to increased revenues.

     Revenues in the quarter ended September 30, 2004 were $1,892,737 compared to $1,475,408 for the same period in 2003. Revenues in the nine-month period ended September 30, 2004 were $6,400,856 compared to revenues of $4,393,739 for the same period in 2003. Revenues increased in both the three- and nine-month periods ended September 30, 2004 due to increases in ACCELERADE and ENDUROX R4 powder revenues as well as the introduction of new products ACCEL GEL, COUNTDOWN, MUSCLEADE, and NTS PROTEIN.

     In December 2003, the Company entered into a purchasing agreement with a significant customer for new products whereby all unsold product is subject to a right of return provision if certain minimum levels of retail sales in a 12-month period of time from the date of initial sale are not achieved. Approximately $39,000 of sales in the three months ending September 30, 2004 and $859,000 of sales in the nine months ending September 30, 2004 are subject to this right of return. As of September 30, 2004, the customer has reached 88% of the minimum retail sales threshold. Management believes these minimums will be met based upon retail sales to date of the product reported by the customer as well as the Company’s past history with similar products such as ENDUROX R4 in similar channels of distribution.

Back to Contents

     In April 2004, the Company entered into a purchasing agreement with the same significant customer for all other products sold to this customer whereby all unsold product is subject to return provisions identical or similar to the one disclosed above. Approximately $435,000 of sales in the three months ending September 30, 2004 and $1,001,000 of sales in the nine months ending September 30, 2004 are subject to this right of return. As of September 30, 2004, the customer has achieved between 74% and 121% of the minimum retail sales thresholds for 93%, or $930,000, of the retail sales thresholds. Management believes these minimums will be met based upon the Company’s past history with this customer with these products.

     Gross profit was $887,008 for the three months ended September 30, 2004 compared to $754,081 for the three months ended September 30, 2003. Gross profit was $3,165,482 for the nine months ended September 30, 2004 compared to $2,215,419 for the nine months ended September 30, 2003. The increase in gross margin is due to the increased revenues. Gross profit margin on product sales was 46.9% for the three months ended September 30, 2004, compared to 51.1% for the three months ended September 30, 2003. Gross profit margin on product sales was 49.5% for the nine-month period ended September 30, 2004 versus 50.4% for the nine-month period ended September 30, 2003. The decrease in gross profit margin in the three- and nine-month periods ending September 30, 2004 compared to the same periods in 2003 is primarily due to lower gross profit margins on new products and promotional expenses paid to promote the Company’s new product line for strength-training athletes that are deducted from revenues. From time to time, the Company may incur additional promotional expenses in connection with the sale of its products. These promotional expenses should result in higher unit volumes of sales of these products. In the third quarter of 2004, the Company sold $3,213 of previously written-off SATIETROL inventory with zero cost as compared to $16,561 of such sales in the similar period in 2003. In the nine months ended September 30, 2004, the Company sold $20,767 of previously written-off SATIETROL inventory with zero cost as compared to $56,311 of such sales in the similar period in 2003.

     Selling, general, and administrative (“S, G, & A”) expenses increased to $1,117,556 for the three-month period ended September 30, 2004 from $905,872 for the three-month period ended September 30, 2003. Our S, G, & A expenses increased to $3,523,595 for the nine-month period ended September 30, 2004 from $2,932,794 for the nine-month period ended September 30, 2003. S, G, & A expenses increased due primarily to increases in advertising and marketing expenses associated with the launch of our new product line for strength-training athletes known as The Nutrient Timing System.

     Research and development (“R & D”) expenses were $33,808 for the three months ended September 30, 2004 versus $25,588 for the three months ended September 30, 2003. R & D expenses were $107,141 for the nine months ended September 30, 2004 versus $156,127 for the nine months ended September 30, 2003. R & D expenses increased in the three-month period ended September 30, 2004 compared to the same period in 2003 due to studies conducted on new a new form of SATIETROL as noted above (Sec. 2(a)). R & D expenses decreased in the nine-month period ended September 30, 2004 compared to the same period in 2003 due to R & D expenses associated with the test market of the ready-to-drink form of our ACCELERADE product in the first quarter of 2003. We anticipate R & D expenses will increase as additional clinical trials and studies are conducted on all of our products as we continue to seek out additional patents and claims for our products.

     Interest expense was $25,323 for the three months ended September 30, 2004 compared to $25,678 for the three months ended September 30, 2003. Interest expense increased to $82,970 for the nine months ended September 30, 2004 from $35,624 for the nine months ended September 30, 2003. The increase in interest expense in the nine-month period ending September 30, 2004 as compared to the same period in 2003 is due to our accounts receivable funding described in the Liquidity section below which commenced on June 1, 2003.

Back to Contents

(c) Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and the Company does not have any unconsolidated special purpose entities.

(d) Liquidity and Capital Resources

     At September 30, 2004, the Company’s current assets exceeded its current liabilities by approximately $1.9 million with a ratio of current assets to current liabilities of approximately 2.0 to 1. At September 30, 2004, cash on hand was $539,269, a decrease of $1,259,434 from December 31, 2003, primarily due to the net loss as well as an increase of $245,454 in accounts receivable and an increase in inventory of $1,289,683 from December 31, 2003. These were offset by an increase in accounts payable/accrued expenses of $957,077 from December 31, 2003. Accounts receivable, inventory, and accounts payable increased in support of increased revenues.

     During the second quarter of 2003, the Company secured a $750,000 revolving asset-based credit facility from USA Funding of Dallas, Texas. This facility was for one year commencing on June 1, 2003. This credit facility has been increased to $1,000,000 and has been renewed for 2 years commencing June 1, 2004.The amount of available credit is based on the value of the Company’s eligible receivables from time to time. This credit facility bears interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At September 30, 2004, the Company had approximately $300,000 of availability under this credit facility and, as of November 12, 2004, the Company had approximately $90,000 of availability under this credit facility.

     The accompanying financial statements were prepared on the basis that the company will continue as a going concern. The company has incurred a net loss of $585,681 for the nine months ended September 30, 2004. The company also incurred negative cash flows from operations of $1,132,588 for the nine months ended September 30, 2004. The company’s cash balance as of the date of this filing was $272,000. These factors indicate that the company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments related to this uncertainty.

     Management has responded to the aforementioned risks by seeking to raise additional financing. The Company has engaged an investment banker in reference to raising capital. In order to increase cash flow while the Company is in the process of trying to obtain additional financing, the Company has offered early payment discounts to certain customers, negotiated extended credit terms with certain key suppliers, increased the amount of its bank line of credit, and obtained assurances from certain executive officers and directors to fund operations on a temporary basis for up to $200,000 if necessary. In addition, the Company is considering reducing operating expenses including the possible deferral of executive payroll. The Company also expects to reduce their order backlog for the Accel Gel product that would generate additional availability under its bank line of credit. Finally, the Company completed the launch of its Nutrient Timing System suite of products during the third quarter of 2004. The Company feels that these products will generate additional revenue and cash flow. While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its efforts.

Back to Contents

ITEM 3. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s chief executive officer and chief financial officer have concluded that as of September 30, 2004, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

     Changes in internal controls. During the fiscal quarter ended September 30, 2004, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Back to Contents

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.     OTHER INFORMATION

(a) Other Information

     None.

(b) Material Changes to Procedures for Security Holders to Recommend Nominees to Board

     None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Rule 13a-14(a) Certification of David Mastroianni, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Stephen P. Kuchen, Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

     On August 2, 2004, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (date of earliest event reported – July 30, 2004) to which a copy of the Company’s Press Release of July 30, 2004 announcing financial results for the quarter ended June 30, 2004 and presenting a condensed balance sheet were attached as exhibits.

     On September 7, 2004, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (date of earliest event reported – September 1, 2004) to which a copy of the Company’s Employment Agreement of September 1, 2004 for new CEO David Mastroianni was attached as an exhibit.

Back to Contents

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICHEALTH LABORATORIES, INC.

By: /S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN Vice President (Principal Financial Officer and Principal Accounting Officer)

Date: NOVEMBER 12, 2004