Form 10KSB
period 2004-12-31
PACIFICHEALTH LABORATORIES INC
filed 2005-04-15
CIK 1000278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were $6,807,271.

As of April 14, 2005, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $4,530,748.

As of April 14, 2005, the issuer had 10,237,045 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                        PACIFICHEALTH LABORATORIES, INC.
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

Note Concerning Forward Looking Information .................................  1

PART I

ITEM 1.    BUSINESS .........................................................  4
ITEM 2.    PROPERTY ......................................................... 11
ITEM 3.    LEGAL PROCEEDINGS ................................................ 11
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 11

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ......... 12
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .............................. 13
ITEM 7.    FINANCIAL STATEMENTS ............................................. 17
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE .............................. 17
ITEM 8A.   CONTROLS AND PROCEDURES .......................................... 17
ITEM 8B.   OTHER INFORMATION ................................................ 17

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ................ 17
ITEM 10.   EXECUTIVE COMPENSATION ........................................... 21
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS .................................. 24
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 26
ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .. 27
ITEM 14.   PRINCIPAL ACCOUNTANTS FEES AND SERVICES .......................... 27

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

      These and other forward-looking statements are primarily in the sections entitled "Item 6 - Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Item 1 - Business." Generally, you can identify these statements because they use phrases like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report.

      We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. Cautionary language in this Report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. . Such factors include, among other things, risks and uncertainties discussed throughout Item 1 - Business and Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

      Sports Performance

      The Company's first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, the Company introduced ENDUROX(R) R(4) (R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R(4) has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, the Company introduced ACCELERADE(R) Sports Drink, to be taken during exercise using the same, patented technology as ENDUROX R(4) .. Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. In 2003, the Company introduced a ready-to-drink form of ACCELERADE. In December 2003, the Company acquired all of the outstanding shares of Strong Research Corp. ("STRONG"), a research-based educational sports nutrition company, in exchange for 150,000 shares of the Company's common stock. STRONG had no material revenues but is actively involved in the scientific education of athletes on proper nutrition utilizing leading Ph.D.-level scientists in sports nutrition. Greg Horn, a former Director of the Company, was the principal shareholder of STRONG. In March 2004, the Company introduced The NUTRIENT TIMING SYSTEM ("NTS"), the first suite of products specifically engineered for during, immediate post-workout, and subsequent use by strength-training athletes. See Section 1 (b)(i)(e) below for more information on NTS.

      Weight Loss

      In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, the Company introduced our first weight loss product, SATIETROL(R), a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that SATIETROL, a pre meal beverage, can reduce hunger up to 43% three and one-half hours after eating. In January 2001, the Company extended our weight loss product line with the introduction of SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline ("GSK") for its SATIETROL technology. Under the Agreement, the Company received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently terminated the Licensing Agreement in September 2002 with all rights reverting back to the Company. In the third quarter of 2003, the Company funded clinical studies performed at a private research firm that showed a statistically significant reduction in caloric intake in overweight individuals using a new improved form of SATIETROL in both beverage and tablet form. The Company will conduct additional studies on SATIETROL in 2005.

      Type 2 Diabetes

      Type 2 diabetes has become the fastest growing chronic condition in the United States. Obesity and poor glucose regulation appear to be the primary characteristics of Type 2 diabetes. Research has suggested that cholecystokinin (CCK) may play a role in insulin release and glucose regulation. The Company's research in this area has focused upon the development of nutritional products that can help Type 2 diabetics lose weight by controlling appetite while improving glucose regulation. The Company will initiate clinical trials in the Type 2 diabetes area in 2005.

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

      (b) ENDUROX(R)R(4) (TM) Recovery / Performance Drink

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

      The Company's objective is to develop a patent portfolio to protect its proprietary technology involving the use of nutritional ingredients to stimulate and extend the action of CCK. The Company has already received several patents for SATIETROL and has several more patents pending (see 1(b)(vii) Patents and Trademarks below).

      The Company plans to develop new forms of delivery for the SATIETROL technology in 2005 for commercialization in the latter part of 2005 or in 2006.

      (d) ACCELERADE(R)

      In June 2001, the Company introduced ACCELERADE Sports Drink, to be taken during exercise, using the same, patented technology as ENDUROX R(4) . Research studies funded by the Company and conducted in 2001 by Dr. John Ivy at the University of Texas Department of Kinesiology and Health Education, Austin, Texas have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. These studies showed that subjects taking ACCELERADE increased endurance performance by 24% compared to subjects drinking a conventional sports drink containing the same amount of carbohydrates. ACCELERADE uses the ENDUROX R(4) technology that features the patented 4-1 ratio of carbohydrate to protein to speed the movement of carbohydrate from the blood into the muscle during exercise. By increasing the energy efficiency of every gram of carbohydrate an athlete consumes, ACCELERADE spares muscle glycogen and improves endurance capacity. In 2003, the Company introduced a ready-to-drink form of ACCELERADE in a test market in convenience stores in Colorado. The test market ended in 2004, as we did not have the resources to continue to market this product in the competitive convenience store channel of distribution and meet the minimum sales thresholds required of convenience stores. The product is now sold in General Nutrition Corporation ("GNC") stores and other bike retailers. In 2004, the Company introduced ACCEL GEL(R), the first carbohydrate-protein sports gel.

      (e) NUTRIENT TIMING STSYEM(R)

      As a result of its acquisition of STRONG in December 2003, the Company has placed special emphasis on developing a line of products that focus on infusing the body with certain critical nutrients at specific times during the day to increase strength, endurance, and muscle mass. In March 2004, the Company introduced COUNTDOWN(R), the first product specifically engineered for immediate post workout intake by strength-training athletes. Independent researchers have shown that the right combination of nutrients taken within 45 minutes after a workout can turn on the cellular processes to rebuild and repair muscles, resulting in greater gains in muscle strength and power. Independent and Company-funded studies conducted at various research facilities show the COUNTDOWN formula increases protein synthesis 38% more than a conventional protein drink, increases muscle glycogen levels 2.2 fold greater than a conventional recovery drink and decreases muscle damage by 36%. In August of 2004, the Company introduced two additional products for strength-training athletes to complete the suite of products known as The NUTRIENT TIMING SYSTEM:
MUSCLEADE(R), a protein sparing muscle fuel, and NTS PROTEIN(R), a protein growth stimulator.

      These products were launched in GNC in March 2004 and were sold exclusively in GNC locations through January 2005. In March 2005, the Company was informed by representatives of GNC that GNC would discontinue the Company's Nutrient Timing System ("NTS") line of strength training products.

      Sales of NTS products to GNC were approximately $824,000 in 2004 before taking into account any potential returns as specified below. GNC has approximately $33,000 of NTS inventory in its warehouses and distribution centers and approximately $436,000 of inventory within its retail stores. The Company and GNC have agreed to an aggressive discount program in the 2nd quarter of 2005 to sell through as much of the retail inventory as possible. It is likely that the Company will absorb a large portion of the discount. While the Company's agreements with GNC gives GNC the right to return product if certain minimum sales are not met, the Company does not believe a significant amount of inventory is subject to this right of return. Given the on-going significant business relationship between the Company and GNC, the Company may accept returns of product from GNC after a period of special promotion and discounting, if other alternatives are not agreed to.

      The Company will seek to market this line of products through alternate channels such as gyms and specialty retailers as well as pursue potential licensing agreements with other sports nutrition companies. However, given the uncertainty of selling the product in other channels of distribution, the Company, as of March 8, 2005, has determined that it is required to write off the value of its own inventory of NTS products. The inventory of NTS products at December 31, 2004, was approximately $679,000.

      In addition, the Company has determined to write off the value of the patents it holds for this line of products in the amount of $137,138.

      The Company does not believe that the impairment of its inventory or patents will result in any future cash expenditures.

1(b)(ii) Distribution Methods

      The Company has pursued a "multi-channel" distribution strategy in marketing its ENDUROX, ENDUROX R(4) and ACCELERADE lines of products. At the present time, these products are being sold in over 9,000 retail outlets including General Nutrition Centers ("GNC"), sports specialty stores, independent health food retailers, independent bike retailers, health clubs, catalogs, and Internet sites. The NUTRIENT TIMING SYSTEM line of products was launched exclusively in GNC stores in 2004 and is now available in a limited number of gyms and health food stores.

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

      In the twelve-month periods ended December 31, 2004 and December 31, 2003, the Company's expenditures for product advertising and promotion were approximately $1,045,000 and $727,000, respectively.

1(b)(iii) Status of Publicly Announced New Products

      The status of all products that have been the subject of or mentioned in public announcements by the company in the past year are discussed above under the caption "1(b)(ii) - Principal Products and Markets".

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

      The strength-training powder market in which the NUTRIENT TIMING SYSTEM products competes is dominated by brands from much larger companies such as MET-RX, EAS, and Optimum Nutrition. Increased competitive activity from such companies could make it more difficult for the Company to increase or keep market share since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than the Company.

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

      On January 28, 2005, the Company entered into an Exclusive Custom Manufacturing Agreement (the "Manufacturing Agreement") with an affiliate of Hormel. The Manufacturing Agreement provides for the exclusive manufacturing and processing of the Company's powered sports drinks at fixed prices. The initial term of the Manufacturing Agreement is one year.

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

1(b)(vi) Dependence on Major Customers

      GNC and Performance, Inc. accounted for approximately 33% and 17%, respectively, of net sales in fiscal 2004 and 23% and 13%, respectively, of net accounts receivable at December 31, 2004. Advanced payments for consigned inventory at GNC were $376,000 as of December 31, 2004. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. The Company has no agreement with or commitment from either of these customers with respect to future purchases.

1(b)(vii) Patents and Trademarks

      The Company received a use patent, United States Patent No. 5,585,101 in December 1996 covering the use of ciwujia, the principal active herb in ENDUROX and ENDUROX EXCEL caplets, entitled Method to Improve Performance During Exercise Using the Ciwujia Plant. This patent expires in December 2013.

      The Company received a composition of matter patent, United States Patent No. 6,051,236, in April 2000 entitled Composition for Optimizing Muscle Performance During Exercise (see section 1(b)(i)(b)). This patent expires in April 2017.

      The Company received a composition of matter patent, United States Patent No. 6,207,638, in March 2001 entitled Nutritional Intervention Composition for Enhancing and Extending Satiety (see section 1(b)(i)(c)). This patent expires in March 2018.

      The Company received a use patent, United States Patent No. 6,429,190, in August 2002 entitled Method For Extending The Satiety Of Food By Adding A Nutritional Composition Designed To Stimulate Cholecystokinin (CCK). This patent expires in August 2019.

      The Company received a composition of matter patent, United States Patent No. 6,436,899, in August 2002 entitled Nutritional Intervention Composition for Enhancing and Extending Satiety. This patent expires in August 2019.

      The Company received a composition of matter patent, United States Patent No. 6,468,962, in October 2002 entitled Nutritional Intervention Composition for Enhancing and Extending Satiety. This patent expires in October 2019.

      The Company received a composition of matter patent, United States Patent No. 6,558,690, in May 2003 entitled Nutritional Intervention Composition for Improving Efficacy of a Lipase Inhibitor. This patent expires in May 2020.

      The Company received a composition of matter patent, United States Patent No. 6,716,815, in April 2004 entitled Nutritional Intervention Composition for Enhancing and Extending Satiety. This patent expires in April 2021.

      The Company received a composition of matter patent, United States Patent No. 6,838,431, in January 2005 entitled Nutritional Intervention Composition Containing Protease Inhibitor Extending Post Meal Satiety. This patent expires in January 2022.

      The Company also has the following patents pending for its technology:

--------------------------------------------------------------------------------
                                                                       DATE
                     PATENTS PENDING                                 SUBMITTED
--------------------------------------------------------------------------------
Sports Drink Composition For Enhancing Glucose Uptake and
Extending Endurance During Physical Exercise                        August 2003
--------------------------------------------------------------------------------
Composition for Reducing Caloric Intake                             October 2002
--------------------------------------------------------------------------------

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

      The Company has federal trademark registrations for ENDUROX, ENDUROX EXCEL, ENDUROX PROHEART, ENDUROX R(4) , SATIETROL, SATIETROL COMPLETE, ACCELERADE, ACCEL GEL, DCOUNTDOWN, and MUSCLEADE among others. We have also filed five trademark registration applications on names relating to STRONG and its potential products. The Company also has filed its trademarks in most Western European countries, Canada, Mexico and Japan. The Company's policy is to pursue registrations for all of the trademarks associated with its key products, and to protect its legal rights concerning the use of its trademarks. The Company relies on common law trademark rights to protect its unregistered trademarks.

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

      The DSHEA defines a dietary supplement to include (i) any product intended to supplement the diet that bears or contains a vitamin, mineral, herb or other botanical, an amino acid, a substance to supplement the diet by increasing the total dietary intake, or any concentrate, constituent, extract, or combination of any such ingredient, provided that such product is either intended for ingestion in tablet, capsule, powder, softgel, gelcap, or liquid droplet form,
(ii) or, if not intended to be ingested in such form, is not represented for use as a conventional food or as a sole item of a meal or the diet, and (iii) is labeled as a dietary supplement. The practical effect of such an expansive definition is to ensure that the new protections and requirements of the DSHEA will apply to a wide class of products.

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

1(b)(x) Expenditures for Research and Development

      The Company's research and development expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were as follows: 2004 - $145,000; 2003 - $232,000. The primary reason for the decrease in research and development expenses is due to expenses associated with the test market of the ready-to-drink form of ACCELERADE incurred in the first quarter of 2003.

1(b)(xi) Compliance with Environmental Laws

      The Company is not aware of any administrative or other costs that it incurs which are directly related to compliance with environmental laws, and has not experienced any other significant effect from the impact of environmental laws.

1(b)(xii) Employees

      At the present time, the Company has sixteen (16) full time employees. Of these, three employees are executive, eight are in sales and marketing, and five are in accounting, operations and administrative. The Company employs a number of consultants who devote limited portions of their time to the Company's business. None of the Company's employees are represented by a union and the Company believes that its employee relations are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of its security holders in the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND COMPANY PURCHASES OF EQUITY SECURITIES.

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

                                                                 High       Low
                                                                 ----       ---

Second Quarter through April 14, 2005                           $0.63      $0.40
First Quarter 2005                                              $0.92      $0.40

Year ended December 31, 2004                                     High       Low
----------------------------                                     ----       ---

First Quarter                                                   $0.75      $0.45
Second Quarter                                                  $0.85      $0.56
Third Quarter                                                   $1.50      $0.65
Fourth Quarter                                                  $0.95      $0.70

Year ending December 31, 2003                                    High       Low
-----------------------------                                    ----       ---

August 20 to September 30                                       $1.01      $0.55
Fourth Quarter                                                  $1.18      $0.56

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

      On April 14, 2005, the closing price of our common stock as reported by the OTC Bulletin Board was $0.54 per share.

5(b) Holders.

      As of April 14, 2005, there were approximately 114 holders of record of the Company's common stock. However, the Company believes that there are significantly more beneficial holders of the Company's stock as many beneficial holders have their stock in "street name".

5(c) Dividends.

      The Company has never paid or declared dividends upon its common stock and does not contemplate or anticipate paying any dividends on its common stock in the foreseeable future.

5(d) Recent Sales of Unregistered Securities

5(d)(i) Recent Sales of Unregistered Securities

      Subsequent to the end of 2004, the Company issued 90,909 shares of its newly created Series A Convertible Preferred Stock to Hormel Health Labs, LLC. A description of this transaction is contained in the Company's Current report on Form 8-K, dated January 24, 2005 and filed January 28, 2005.

      Company Repurchases

      The Company did not repurchase any shares of its common stock in the fourth quarter of 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

6(a) Introduction

      The Company was incorporated in April 1995 to develop and market dietary and nutritional supplements that improve and promote health and well-being and can be offered for sale without prior approval by the FDA in compliance with current regulatory guidelines. Our first product, ENDUROX was introduced in March 1996, and commercial sales began in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX EXCEL. In March 1999, the Company launched ENDUROX R(4) Performance/Recovery Drink, the latest in our ENDUROX line of products, which demonstrated a number of exercise related benefits in clinical studies, including enhanced performance and extended endurance, decreased post-exercise muscle stress, and reduced free radical build-up. In April 2000, the Company introduced a new product, SATIETROL, that will compete in the weight loss and weight control products market. In May of 2001, the Company launched ACCELERADE, a new generation of sports drink products to be used during exercise that uses the ENDUROX R(4) patented technology. In 2003, the Company introduced a ready-to-drink form of ACCELERADE in test market in the State of Colorado. In December 2003, the Company acquired all of the outstanding shares of Strong Research Corp., a research-based educational sports nutrition company actively involved in the scientific education of athletes on proper nutrition useful in the marketing of new sports nutrition products geared towards the strength-training athlete. In March 2004, the Company introduced the NUTRIENT TIMING SYSTEM, the first suite of products specifically engineered for during, immediate post-workout, and subsequent use by strength-training athletes.

6(b) Results of Operations - Years Ended December 31, 2004 and 2003

      The Company generated a net loss of ($2,521,096) or ($0.25) per share for the year ended December 31, 2004 compared to net loss of ($1,451,274) or ($0.20) per share for the year ended December 31, 2003. The increase in net loss is primarily attributed to the write-off of inventory and patents associated with our NTS line of products as detailed in section 1(b)(i)(e) above.

      Revenues for the year ended December 31, 2004 were $6,807,271 compared to $5,453,571 for the same period in 2003. The increase in revenues in 2004 as compared to 2003 was due primarily to sales of new products such as ACCEL GEL and the NUTRIENT TIMING SYSTEM suite of products. Sports performance included $824,000 of NTS revenues to GNC in 2004. Because GNC has discontinued these products, we do not anticipate significant sales of NTS products in 2005 See section 1(b)(i)(e) above.

      In the fourth quarter of 2004, based on a comparison between the retail sell-through minimums and actual retail sell-through information provided by a certain customer, the Company has adjusted its estimate and reversed approximately $376,000 in sales of its products that had been recorded as sales during the first nine-months of 2004.

      The following table provides additional information concerning our revenues in 2004 and 2003:

                                                      Revenues
                                    --------------------------------------------
                                       Sports           Weight
Year Ended                          Performance          Loss            Total
--------------------------------------------------------------------------------

December 31, 2004                    $6,787,955        $19,316        $6,807,271
                                     ==========        =======        ==========

December 31, 2003                    $5,393,296        $60,275        $5,453,571
                                     ==========        =======        ==========

      Our gross profit margin on product sales (before the inventory write-off, see section 1(b)(i)(e) above) decreased to 47.1% in 2004 from 48.7% in 2003. The decrease in gross profit margin in 2004 compared to 2003 is primarily due to lower gross profit margins on new products and promotional expenses paid to promote the Company's new product line for strength-training athletes that are deducted from revenues. From time to time, the Company may incur additional promotional expenses in connection with the sale of its products. These promotional expenses should result in higher unit volumes of sales of these products. In 2004, the Company sold $19,316 of previously written-off SATIETROL inventory with zero cost as compared to $60,275 of such sales in 2003.

      Our selling, general, and administrative expenses ("S, G, & A") increased $836,466 to $4,620,389 for the year ended December 31, 2004 from $3,783,923 for the year ended December 31, 2003. S, G, & A expenses increased due primarily to increases in advertising and marketing expenses associated with the launch of the NUTRIENT TIMING SYSTEM suite of products.

      Research and development expenses decreased $86,690 to $144,961 for the year ended December 31, 2004 from $231,651 for the year ended December 31, 2003. The primary reason for the decrease in research and development expenses is due to expenses associated with the test market of the ready-to-drink form of ACCELERADE incurred in the first quarter of 2003. We anticipate research and development expenses will increase as additional clinical trials and studies are conducted on all current and newly proposed products as we continue to seek out additional patents and claims.

      Interest expense increased $37,027 to $95,735 for the year ended December 31, 2004 versus interest expense of $58,709 for the year ended December 31, 2003. The increase is due to our accounts receivable funding described in the Liquidity section below that commenced on June 1, 2003.

      The loss on patent impairment of $137,138 for the year ended December 31, 2004 was due to the write-off of patents associated with our NTS line of products which have been discontinued by GNC as noted in section 1(b)(i)(e) above.

6(c) Liquidity and Capital Resources

      The Company's cash balance as of the date of this filing was approximately $535,000. Based on this, without any additional financing, the Company can continue to operate for 60-90 days from the date of this filing. As a result of its current liquidity position, the Company's auditors have expressed doubt that the Company can continue as a going concern. The Company's financial statements do not include any adjustments related to this uncertainty.

      Management has responded to the aforementioned risks by raising $1 million in cash from the sale of its Series A Convertible Preferred Stock in January 2005. See the description of the Series A Preferred Stock below and the description of the transaction in Item 12(d) below and the Company's Current Report on Form 8-K filed January 28, 2005. The Company continues to seek additional financing. The Company may engage an investment banker to assist in raising capital and exploring other strategic alternatives. In addition, the Company is considering reducing operating expenses. The Company has also been able to finance its operations through an increase in accounts payable by negotiating extended terms from its vendors. While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its efforts.

      At December 31, 2004, the Company's current assets exceeded its current liabilities by approximately $101,692 with a ratio of current assets to current liabilities of approximately 1.04 to 1. At December 31, 2004, cash on hand was $25,832, a decrease of $1,772,872 from December 31, 2003, primarily as a result of the net loss as well as an increase in inventories of $1,022,002 at December 31, 2004 offset by a decrease in accounts receivable of $238,720 and an increase in accounts payable/accrued expenses of $1,203,402 at December 31, 2004 from December 31, 2003. Accounts receivable decreased at December 31, 2004 from December 31, 2003 due to lower revenues in the 4th quarter of 2004 as compared to the 4th quarter of 2003. Inventory (net of the write-off of NTS products as outlined in section 1(b)(i)(e) above) and accounts payable increased from December 31, 2003 in support of projected increases in revenues.

      Notes payable decreased $96,364 to $373,781 at December 31, 2004 primarily as a result of the decreased use of our accounts receivable funding from USA Funding due to lower 4th quarter sales in 2004. During the second quarter of 2003, the Company secured a $750,000 asset-based credit facility from USA Funding of Dallas, TX. This facility was for one year commencing on June 1, 2003. This credit facility has been increased to $1,000,000 and has been renewed for 2 years commencing June 1, 2004. The amount of available credit is based on the value of the Company's eligible receivables from time to time. This credit facility bears interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At December 31, 2004 we had approximately $50,000 of availability under this credit facility and as of April 14, 2005 we had approximately $ - 0 - of availability under this credit facility.

      As of April 14, 2005, the Company had outstanding 90,909 shares of its Series A Preferred Stock outstanding. In the event of a liquidation of the Company, sale of substantially all of its assets, and certain mergers and consolidations involving the Company, the holders of the Series A Preferred Stock are entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series A Preferred Stock ($11 per share) plus accrued dividends, if any, or (ii) the amount they would have received as holders of the number of shares of commons stock into which the Series A Preferred Stock is then convertible (the "Series A Liquidation Amount"). In the event of the sale of substantially all of the Company's assets and certain mergers and consolidations involving the Company, if the Company does not effect a dissolution of the Company under the General Corporation Law of the State of Delaware within 60 days after such event, then the holders of a majority of the shares of the Series A Preferred Stock then outstanding will have the right to require the redemption of such shares at a price per share equal to the Series A Liquidation Amount. There are no sinking fund provisions applicable to the Series A Preferred Stock. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series A Preferred Stock outstanding. The Company is not required to pay accrued dividends except in connection with liquidation, merger or sale of the Company and certain other events. However, no dividends may be paid on common stock unless all accrued dividends on the Series A Preferred Stock have been paid. The holders of the Series A Preferred Stock are also entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. The holders of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Subject to certain adjustments, each share of the Series A Preferred Stock is convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock will increase, pursuant to a weighted average formula in the event that the Company issues common stock at a price below $1.10 per share, with certain exceptions.

      The Company has no material commitments for capital expenditures.

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

6(f) Impact of Recently Issued Financial Accounting Standards

      FASB Statement 123 (Revision 2004), "Share-Based Payment," was issued in December 2004 and is effective for reporting periods beginning after December 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees." Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123."

6(g) Off-Balance Sheet Arrangements

      There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

6(h) Critical Accounting Policies

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note A to our financial statements. We have not adopted any significant new accounting policies during the period ended December 31, 2004.

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

      Among such estimates made by management in the preparation of our financial statements are the determinations of the allowance for doubtful accounts, inventory valuations, and revenue recognition as it relates to customer returns. The allowance for doubtful accounts is determined by assessing the realizability of accounts receivable by taking into consideration the value of past due accounts and collectability based on credit worthiness of such customers. The Company assesses the realizability of inventories by reviewing inventory to determine the value of items that are slow moving, lack marketability, and by analysis of the shelf life of products. Estimates are made for sales returns based on historical experience with actual returns. Starting in 2004, certain of the Company's products were subject to minimum sales thresholds by a significant retail customer. These sales thresholds are based on quantities sold through at the retail level. The Company records revenue with respect to these products at the time the goods are shipped. The Company analyzes retail sell-through data provided by the customer and the Company's expectations of future customer sell-through trends. Based upon this information, the Company determines if any reserves for returns are necessary. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note A to the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

      Financial information required in response to this Item of Form 10-KSB is set forth at pages F-1 through F-17 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A CONTROLS AND PROCEDURES

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

(b) Changes in Internal Controls Over Financial Reporting

      During the fiscal quarter ended December 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

9(a) Directors and Executive Officers

      The directors and executive officers of the Company as of the date of this Report are as follows:

       Name                        Position with the Company
       ----                        -------------------------

       Robert Portman, Ph.D.       Chairman of the Board of Directors and Chief
                                   Scientific Officer
       David Mastroianni           President and Chief Executive Officer, and
                                   Director
       Stephen P. Kuchen           Chief Financial Officer, Chief Operating
                                   Officer, Treasurer, Secretary, and Director
       David Portman               Director
       Michael Cahr                Director (1),(2)

(1)   Member of Audit Committee

(2)   Member of Compensation Committee

      A former director of the Company, Gregory Horn, resigned from the Board of Directors effective March 3, 2005 and a former director of the Company, Joseph Harris, resigned from the Board of Directors effective April 11,

2005. A former director of the Company, T. Colin Campbell, Ph.D., resigned from the Board of Directors effective March 1, 2004.

      MANAGEMENT AND DIRECTORS

      DR. ROBERT PORTMAN, age 60, has served as Chairman of the Board of Directors of the Company and Chief Scientific Officer since September 2004. Prior to that, Dr. Portman served as President, Chief Executive Officer, and Chairman of the Board of Directors of the Company since its inception. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974 with his brother, David Portman. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising. C&M Advertising, with billings in excess of $100 million, handled national advertising for such diverse accounts as Berlex Laboratories, Ortho-McNeil Laboratories, Tetley Tea, Radisson Hotels, and HIP of New Jersey. Effective June 1, 1995, Dr. Portman relinquished his responsibilities as Chairman of C&M Advertising (which since has been renamed "The Sawtooth Group") to assume his present positions with the Company on a full time basis, and, in September 1996, Dr. Portman sold his interest in that company.

      DAVID MASTROIANNI, age 46, was named President, Chief Executive Officer, and a member of the Board of Directors in September 2004. Mr. Mastroianni, who has a B.S. in Nutritional Science from The University of Arizona and has worked in this field since graduating in 1981, held various executive positions for Weider Nutrition, a major branded consumer nutrition products company, from 1991 to 1998 including his last responsibility there as Executive Vice President of Sales and Marketing. During this time, Weider grew from revenues of $47 million to over $320 million and executed a successful IPO in May 1997. From 1999 to 2003, Mr. Mastroianni was President of Unicity Network (created from the merger of Enrich International and Rexall Showcase), a global network marketing division of Royal Numico, where revenues increased from $118 million to over $300 million during that time. Unicity sold and distributed nutritional and personal care products through independent distributors worldwide. Most recently, Mr. Mastroianni was President of NaturalGrowth, a company he founded to consult with senior management of natural health companies in developing all aspects of their business.

      STEPHEN P. KUCHEN, age 44, has served as Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and a Director, of the Company since September 2004. Prior to that, Mr. Kuchen served as the Vice President - Finance, Chief Financial Officer, Treasurer, Assistant Secretary and a Director, of the Company since June 2000. Mr. Kuchen initially joined the Company in February of 2000 as Controller. Prior to joining the Company, Mr. Kuchen was employed from 1996 to 1999 as the Controller of Able Laboratories, a public company located in South Plainfield, New Jersey that manufactures and sells generic pharmaceuticals. Prior to his employment by Able Laboratories, Mr. Kuchen was the Controller of Jerhel Plastics, a privately owned manufacturer of women's compact cases from 1993 to 1996. Mr. Kuchen is a graduate of Seton Hall University in South Orange, NJ, and is a Certified Management Accountant.

      DAVID I. PORTMAN, age 64, has served as a Director of the Company from its inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. In 1988, Mr. Portman sold his interest in M.E.D. Communications to Robert Portman, and became President of TRIAD Development, a real estate company that has numerous commercial and rental properties in New Jersey, a position that he still holds. Mr. Portman served as a director of First Montauk Securities Corp. from 1993 through December 31, 2002.

      MICHAEL CAHR, age 65, was appointed to the Board of Directors in April 2002. Since April 1999, Mr. Cahr has served as President of Saxony Consultants, a company that provides financial and marketing expertise to organizations in the United States and abroad. Mr. Cahr was Chairman of Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical information from September 1997 through March 1999 and President, CEO and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology, healthcare services, biotech and medical services from October 1987 to June 1994. Mr. Cahr serves as a director of Lifecell Corporation, a Branchburg, New Jersey-based, publicly traded tissue engineering company where he has been a board member since 1991. He is also a director of Truswal Systems, an Arlington, Texas-based software engineering firm.

      All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

      Under the Investors' Rights Agreement dated January 28, 2005, by and between the Company and Hormel Health Labs, LLC, as long as at least 50% of the original shares of the Series A Preferred Stock remain outstanding, Hormel has a right to designate a nominee to the Company's Board of Directors, provided that such nominee would be considered an independent director under the Exchange Act. Hormel Health Labs, LLC has not yet indicated whether it will exercise this right or the identities of proposed nominees.

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

9(e) Audit Committee Financial Expert

      Joseph Harris, a former director and former member of the Company's Audit Committee of the Board of Directors, was the "Audit Committee Financial Expert" as that term is defined in Item 401 of Regulation S-B. In addition, Mr. Harris is "independent" as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

9(f) Audit Committee

      The Board of Directors of the Company has established a separately designated, standing Audit Committee. The Audit Committee met five times during fiscal year ended December 31, 2004. The Audit Committee performs the role described in section 3(a)(58)(A) of the Securities Exchange Act of 1934, and reviews and discusses with the Company's management and its independent auditors the audited and unaudited financial statements contained in the Company's Annual Reports on Form 10-KSB and Quarterly reports on Form 10-QSB, respectively. Although the Company's management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls and disclosure controls and procedures, the Audit Committee reviews and discusses the reporting process with management on a regular basis. The Audit Committee also discusses with the independent auditor their judgments as to the quality of the Company's accounting principles, the reasonableness of significant judgments reflected in the financial statements and the clarity of disclosures in the financial statements as well as such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. The Audit Committee amended its written charter on March 16, 2004. The Audit Committee Charter is available on the Company's website - www.pacifichealthlabs.com.

      During fiscal 2004, the Audit Committee was composed of Mr. Harris, (who was the chairman of the Audit Committee,) and Mr. Cahr, each of whom meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities and Exchange Act of 1934, as amended.

9(g) Nomination of Directors

      The Company's Nominating Committee was formed on March 16, 2004. The Nominating Committee will be responsible for identifying and recommending qualified candidates to serve as directors of the Company, considering nominees for director recommended by stockholders and other Board members and to recommend selection and qualification criteria for directors. Joseph Harris and Michael Cahr are the members of the Nominating Committee and are independent under relevant NASDAQ rules, although the NASDAQ rules are not directly applicable to the Company. Prior to formation of the Nominating Committee, nominations for the election of directors at annual meetings have generally been handled by the full Board of Directors. Other than Messrs. Harris and Cahr, no other members of the Board of Directors are deemed to be independent.

      The Nominating Committee does not have a charter. Generally, the Company and the Nominating Committee believe nominees for director should possess the highest personal and professional ethics, integrity and values, and must be committed to representing the long-term interests of the stockholders. The Nominating Committee will seek candidates having experience in business, management, marketing, finance, regulatory matters, the sports nutrition and nutritional and dietary supplement industries, the pharmaceutical industry and in other areas that are relevant to the Company's activities. Additionally, director nominees should have sufficient time to effectively carry out their duties.

      The Nominating Committee will consider candidates that are put forward by Company stockholders. The proposed candidate's name, and the information described below, should be sent to Stephen Kuchen, Chief Financial Officer and Secretary, at the Company's principal executive offices located at 100 Matawan Road, Suite 420, Matawan, New Jersey, 07747-3913. Mr. Kuchen will then submit such information to the Nominating Committee for review and consideration. The process for determining whether to nominate a director candidate put forth by a stockholder is the same as that used for reviewing candidates developed internally. Other than candidates submitted by its directors and executive officers, the Company has not, in the past 5 years, received a proposed candidate for nomination from any large long-term shareholder.

      Under the Company's bylaws, notice of a proposed candidate must be received at the principal executive offices of the Company not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice must be received by the Company not later than the close of business on the 10th day following the day on which notice of the date of the meeting was mailed or made public. The stockholder's notice must state

            o the name, age, business address and residence address of the candidate;

            o     the principal occupation or employment of the candidate;

            o the class and number of shares of the Company which are beneficially owned by the candidate;

            o any other information relating to the Candidate that is required to be disclosed under the SEC's proxy rules (including without limitation such persons' written consent to being named in any proxy statement as a nominee and to serving as a Director if elected);

            o the name and address, as they appear on the Company's books, of the stockholder making the proposal; and

            o the class and number of shares of the Company which are beneficially owned by the stockholder making the proposal. .

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

9(h) Compensation Committee

      The Board of Directors of the Company has established a separately designated standing Compensation Committee. The Compensation Committee, which was formed in June 2002, took action by unanimous consent one time during the fiscal year ended December 31, 2004. The Compensation Committee was formed to set policies for compensation of the Chief Executive Officer and the other executive officers of the Company. The Compensation Committee periodically compares the Company's executive compensation levels with those of companies with which the Company believes that it competes for attraction and retention of senior caliber personnel. The Compensation Committee either determines or recommends to the Board of Directors the compensation of all executive officers.

      During fiscal 2004, the Compensation Committee was composed of Mr. Harris and Mr. Cahr, each of whom are deemed independent.

9(i) Code of Ethics

      The Board of Directors of the Company has adopted a code of ethics, which applies to all directors, officers and employees of the Company. The Company's code of ethics is intended to comply with the requirements of newly adopted SEC rules and regulations.

      The Company's code of ethics is posted on the Company's Internet website at www.pacifichealthlabs.com. The Company will provide its code of ethics in print without charge to any stockholder who makes a written request to:
Corporate Secretary, PacificHealth Laboratories, Inc., 100 Matawan Road, Suite 420, Matawan, NJ 07747. Any waivers of the application, and any amendments to, the Company's code of ethics must be made by the Company's Board of Directors. Any waivers of, and any amendments to, the Company's code of ethics will be disclosed promptly on the Company's Internet website, www.pacifichealthlabs.com.

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

      Mr. Mastroianni is employed by the Company under a 2004 Employment Agreement that was effective as of September 1, 2004. Under the 2004 Employment Agreement, Mr. Mastroianni receives a salary of $275,000 per year. In addition, Mr. Mastroianni is entitled to a bonus of 5% of the Company's pre-tax annual net income. Also pursuant to the 2004 Employment Agreement, Mr. Mastroianni received options to purchase up to 550,000 shares of Common Stock not covered under any Stock Option Plan priced at $0.65 per share (the market price of the Company's common stock at September 1, 2004). One-fourth of the options vested immediately; one-fourth vest on September 1, 2005; one-fourth vest on September 1, 2006; and one-fourth vest on September 1, 2007, provided that Mr. Mastroianni is employed by the Company at such dates. To the extent not previously vested, the options also will vest if Mr. Mastroianni's employment is terminated by the Company without cause or by Mr. Mastroianni with cause or if there is a change in control of the Company. The 2004 Employment Agreement has a term of two years, and will terminate on August 31, 2006 unless terminated earlier by either Mr. Mastroianni or the Company. Mr. Mastroianni has the right to terminate the 2004 Employment Agreement without cause on thirty days prior written notice, or with cause (as defined in the 2004 Employment Agreement). The Company has the right to terminate the 2004 Employment Agreement for cause (as defined in the 2004 Employment Agreement). In addition, if Mr. Mastroianni's employment is terminated for any reason whatsoever (except by the Company with cause), Mr. Mastroianni will be entitled to receive a lump sum payment of an amount equal to the base salary which would have been paid during the period beginning on the date of termination of employment and ending on the earlier of (1) the scheduled termination date or (2) the first anniversary date of the termination date. Upon Mr. Mastroianni's termination for any reason, including his voluntary termination, Mr. Mastroianni will not be bound by any non-competition agreement unless we continue to pay his salary, in which case he will be subject to a one-year non-competition agreement.

      Under the Company's arrangement with Mr. Kuchen, in the event of a sale, merger or change in control of the Company, Mr. Kuchen will receive one-half of his annual salary and all of his options would become immediately vested. If Mr. Kuchen were subsequently terminated, Mr. Kuchen would receive one-half of his annual salary as severance.

      The table below sets forth information concerning compensation paid to Dr. Robert Portman, David Mastroianni, Stephen Kuchen, and Bruce Bollinger in 2004, 2003, and 2002. No executive officers of the Company other than Dr. Portman, Mr. Kuchen, and Mr. Bollinger received compensation of $100,000 or more in fiscal 2004, 2003, and 2002.

                           Summary Compensation Table

---------------------------------------------------------------------------------------------------------------
                                       Annual Compensation              Long Term Compensation
                         -----------------------------------------------------------------------------
                                                                           Awards            Payouts
                                                                  ------------------------------------
                                                                               Securities
                                                          Other                  Under-
                                                         Annual   Restricted      lying               All Other
Name and                                                 Compen-     Stock      Options/      LTIP     Compen-
Principal                          Salary       Bonus    sation     Award(s)       SARs      Payouts   sation
Position                 Year       ($)          ($)       ($)         ($)         (#)         ($)       ($)

(a)                       (b)       (c)          (d)       (e)         (f)         (g)         (h)       (i)
---------------------------------------------------------------------------------------------------------------
Dr. Robert Portman,      2004     275,000        -0-       (1)         -0-       450,000       -0-       -0-
Chairman and Chief       --------------------------------------------------------------------------------------
Scientific Officer       2003     275,000        -0-       (1)         -0-           -0-       -0-       -0-
                         --------------------------------------------------------------------------------------
                         2002     275,000        -0-       (1)         -0-       300,000       -0-       -0-
---------------------------------------------------------------------------------------------------------------
David Mastroianni,
President and CEO        2004      91,667(2)     -0-       (1)         -0-       550,000       -0-       -0-
---------------------------------------------------------------------------------------------------------------
Stephen Kuchen,          2004     119,192        -0-       (1)         -0-       120,000       -0-       -0-
VP - Finance & CFO       --------------------------------------------------------------------------------------
                         2003     115,000        500       (1)         -0-        20,000       -0-       -0-
                         --------------------------------------------------------------------------------------
                         2002     100,000        500       (1)         -0-           -0-       -0-       -0-
---------------------------------------------------------------------------------------------------------------
Bruce Bollinger,         2004     123,160(3)     -0-       (1)         -0-           -0-       -0-       -0-
Executive VP-            --------------------------------------------------------------------------------------
Marketing                2003     150,000        500       (1)         -0-           -0-       -0-       -0-
                         --------------------------------------------------------------------------------------
                         2002      25,000(4)     250       (1)         -0-       105,000       -0-       -0-
---------------------------------------------------------------------------------------------------------------

(1)   Less than 10% of annual salary and bonus.

(2)   Mr. Mastroianni joined the Company in September 2004.

(3) Mr. Bollinger left the Company in June 2004 and this amount includes severance pay.

(4)   Mr. Bollinger joined the Company in November 2002.

The following table sets forth certain information regarding options granted in fiscal 2004:

                      Option/SAR Grants in Fiscal-Year 2004
                               (Individual Grants)

----------------------------------------------------------------------------------------------
                           Number of       Percent Of Total
                          Securities         Options/SARs
                          Underlying          Granted to       Exercise Or
                         Options/SARs        Employees In       Base Price
Name                      Granted (#)         Fiscal Year       ($/Share)      Expiration Date
(a)                           (b)                 (c)              (d)              (e)
----------------------------------------------------------------------------------------------
Dr. Robert Portman         450,000(1)            35.2%          $   0.65          09/01/09
----------------------------------------------------------------------------------------------
David Mastroianni          550,000(2)            43.1%          $   0.65          09/01/09
----------------------------------------------------------------------------------------------
Stephen Kuchen             120,000(3)             9.4%          $   0.70          10/01/09
----------------------------------------------------------------------------------------------

(1) Dr. Portman's options vest as to 150,000 shares at September 1, 2004; 150,000 shares at September 1, 2005; and 150,000 shares at September 1, 2006.

(2) Mr. Mastroianni's options vest as to 137,500 shares at September 1, 2004; 137,500 shares at September 1, 2005; 137,500 shares at September 1, 2006; and 137,500 shares at September 1, 2007.

(3) Mr. Kuchen's options vest as to 30,000 shares at October 1, 2004; 30,000 shares at October 1, 2005; 30,000 shares at October 1, 2006; and 30,000 shares at October 1, 2007.

      The following table sets forth information with respect to the number of unexercised options and the value of unexercised "in-the-money" options held by Dr. Robert Portman, David Mastroianni, and Stephen Kuchen at December 31, 2004.

             Aggregated Option/SAR Exercises in Fiscal-Year 2004 and
                          Option/SAR Values at 12/31/04

-------------------------------------------------------------------------------------------------------------------------------
                                                                  Number of Securities            $ Value of Unexercised In-
                              Shares                             Underlying Unexercised             the-Money Options/SARs
                             Acquired                           Options/SARs At 12/31/04                  At 12/31/04
                                On               Value                Exercisable/                       Exercisable/
                             Exercise           Realized             Unexercisable                       Unexercisable
Name                            (#)               ($)                     (#)                                 ($)
(a)                             (b)               (c)                     (d)                                 (e)
-------------------------------------------------------------------------------------------------------------------------------
                                                             Exercisable       Unexercisable     Exercisable      Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Robert Portman                  -0-               -0-         1,460,000           100,000         $ 322,870               -0-
-------------------------------------------------------------------------------------------------------------------------------
David Mastroianni               -0-               -0-           137,500           412,500         $   4,125         $  12,375
-------------------------------------------------------------------------------------------------------------------------------
Stephen Kuchen                  -0-               -0-            60,000            20,000         $   6,970               -0-
-------------------------------------------------------------------------------------------------------------------------------

      For the purpose of computing the value of "in-the-money" options at December 31, 2004, in the above table, the fair market value of the Company's common stock at such date is deemed to be $0.68 per share, the closing sale price of the Common Stock on such date as reported by the OTC Bulletin Board.

                            Long Term Incentive Plans

      The Company has no long-term incentive plans for its executive officers.

                   Directors' Compensation in Fiscal-Year 2004

      For the year ended December 31, 2004, the Company compensated independent directors and committee members Cahr and Harris by granting each options to purchase 50,000 shares at $0.72 per share in lieu of cash director's fees. For the year ended December 31, 2004, the Company compensated independent directors
D. Portman and Horn by granting each options to purchase 15,000 shares at $0.72 per share in lieu of cash director's fees.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of April 14, 2005, the Company had 10,237,045 shares of common stock and 90,909 shares of its Series A Preferred Shares (909,091 equivalent common stock shares) outstanding. The following table sets forth information concerning the present ownership of the Company's common stock by the Company's directors, executive officers and each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's common stock.

                                                 Common Stock (2)             Common Stock (2)
Name and Address (1)                         Amount Beneficially Owned      Percentage of Class
--------------------                         -------------------------      -------------------
Robert Portman (3)                                   3,111,051                     24.5%
Chairman of the Board and Chief
Scientific Officer

David Mastroianni (4)                                  137,500                      1.2%
President, Chief Executive Officer
and a Director

Stephen P. Kuchen (5)                                  116,044                      1.0%
Vice President, Chief Financial
Officer and a Director

David I. Portman (6)                                   376,841                      3.4%
Secretary and a Director

                                                 Common Stock (2)             Common Stock (2)
Name and Address (1)                         Amount Beneficially Owned      Percentage of Class
--------------------                         -------------------------      -------------------
Michael Cahr (7)                                        58,194                        *
Director

Executive Officers and Directors as                  3,799,630                     29.0%
a group (5 persons)

Matthew Smith (8)                                    1,081,644                      9.3%
241 Central Park West
New York, NY 10024

Hormel Health Labs, LLC (9)                            909,091                      8.2%
1 Hormel Place
Austin, MN 55912

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

(3) Includes 500,000 shares issuable upon the exercise of options granted under the Company's 1995 Incentive Stock Option Plan ("1995 Plan"); 760,000 shares issuable upon the exercise of options granted under the Company's 2000 Incentive Stock Option Plan ("2000 Plan"); 150,000 shares issuable upon the exercise of options granted under his 2004 Employment Contract Amendment not under any Incentive Stock plan ("NON-ISO"); and 160,428 shares issuable upon the exercise of warrants issued pursuant to a 2003 Private Placement. Does not include 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her minor children, as to which Dr. Portman disclaims beneficial ownership.

(4) Includes 137,500 shares issuable upon the exercise of options granted under his 2004 Employment Contract not under any Incentive Stock plan ("NON-ISO").

(5) Includes 55,000 shares issuable upon the exercise of options granted under the 1995 Plan; 15,000 shares issuable upon the exercise of options granted under the 2000 Plan; 30,000 shares issuable upon the exercise of options granted not covered under any Plan ("NON-ISO") and 5,348 shares issuable upon the exercise of warrants issued pursuant to a 2003 Private Placement.

(6) Includes 20,000 shares issuable upon the exercise of options granted under the Company's 1995 Plan; 7,913 shares issuable upon the exercise of options granted under the 2000 Plan; and 53,476 shares issuable upon the exercise of warrants granted pursuant to a 2003 Private Placement.

(7) Includes 20,000 shares issuable upon the exercise of options granted under the 1995 Plan and 38,194 shares issuable upon the exercise of options granted under the 2000 Plan.

(8) Includes 318,048 shares issuable upon the exercise of warrants granted pursuant to a 2003 Private Placement and 127,500 shares issuable upon the exercise of warrants granted pursuant to consulting services pursuant to a 2003 Private Placement.

(9) Includes 90,909 shares of Series A Preferred Stock (representing 100% of the issued and outstanding preferred stock) convertible into 909,091 shares of Common Stock.

       Securities Authorized For Issuance Under Equity Compensation Plans

      The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

----------------------------------------------------------------------------------------------------------------------
                                                                                                Number of securities
                                 Number of securities to be                                   remaining available for
                                  issued upon exercise of      Weighted-average exercise       future issuance under
        Plan Category               outstanding options,          price of outstanding       equity compensation plans
                                    warrants and rights       options, warrants and rights     (excluding securities
                                                                                              reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
                                             (a)                          (b)                           (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security                      1,929,875                    $    1.57                      260,500
holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                        -0-                          N/A                          N/A
holders
----------------------------------------------------------------------------------------------------------------------
            Total                         1,929,875                    $    1.57                      260,500
----------------------------------------------------------------------------------------------------------------------

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

      (c) On January 12, 2005, six directors of the Company loaned the Company an aggregate amount of $60,000, which amount was intended to be a bridge loan pending financing. This amount was repaid with the proceeds of the sale of preferred stock described below. All of the Company's directors participated in this loan except Mr. David Portman.

      (d) On January 28, 2005, the Company entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel Health Labs, LLC ("Hormel") pursuant to which the Company issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The terms of conversion and the preferences relating to the Series A Preferred Stock are described above under Item 6(c) - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. The shares Series A Preferred Stock issued to Hormel are convertible into an aggregate 909,090 shares of common stock, subject to adjustment. In connection with the Series A Stock Purchase Agreement, the Company and Hormel entered into an Investors' Rights Agreement on the same date. Under the Investors Rights Agreement, the Company agreed, upon request by the holders of the Series A Preferred Stock, and subject to customary terms and conditions, to file a registration statement with the SEC registering for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock. Under the Investors' Rights Agreement, the Company also agreed to include the common stock issuable upon conversion of the Series A Preferred Stock in any other registration statement the Company may file with the SEC. The Investors' Rights Agreement prohibits the Company from granting registration rights superior to those under the Investors Rights Agreement. Under the Investors' Rights Agreement, the holders of the Series A Preferred Stock also are granted a right to participate on a pro rata basis in future sales of equity securities (or securities exercisable for or convertible into equity securities). As long as at least 50% of the original shares of the Series A Preferred Stock remain outstanding, the holders have the right to designate an individual to be nominated to the Company Board of Directors, provided that such designee would be considered an independent director under the Exchange Act. Hormel has not yet indicated whether it will exercise this right or the identities of proposed designees. Also in connection with this transaction, the Company, Hormel and Dr. Robert Portman, the Chairman of the Company's Board of Directors and Chief Scientific Officer, entered into a Right of First Refusal and Co-Sale Agreement on January 28, 2005. Under this agreement, the Company and Hormel have the right of first refusal to purchase shares of the Company's common stock, which are held by Dr. Portman and which he wishes to sell, at the price and terms offered by a third party. In addition, if the right of first refusal is not exercised in connection with any sale by Dr. Portman, Hormel will have the right to require a portion of its shares to be included with Dr. Portman's sale to a third party. Certain sales by Dr. Portman will be exempt from these restrictions, including public sales by Dr. Portman pursuant to Rule 144.

      (e) On January 28, 2005, the Company entered into an Exclusive Custom Manufacturing Agreement (the "Manufacturing Agreement") with an affiliate of Hormel. The Manufacturing Agreement provides for the exclusive manufacturing and processing of the Company's powered sports drinks at fixed prices. The initial term of the Manufacturing Agreement is one year.

ITEM 13. EXHIBITS

      (a) A list of the exhibits filed as a part of this report is set forth in the Exhibit Index starting after page F-17 hereof.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      During the fiscal years ended December 31, 2003 and 2004, Eisner LLP, the Company's independent auditors, billed the Company the fees set forth below in connection with services rendered by the independent auditors to the Company:

Fee Category                                     Fiscal 2003         Fiscal 2004
------------                                     -----------         -----------

Audit Fees(1)                                      $44,500             $56,500
Audit-Related Fees(2)                              $ 1,500             $   -0-
Tax Fees(3)                                        $ 4,000             $ 8,500
All Other Fees(4)                                  $   -0-             $   -0-
                                                   -------             -------
         TOTAL                                     $50,000             $65,000
                                                   =======             =======

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

                            SUPPLEMENTAL INFORMATION

      The Issuer has not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 2004. Such report and proxy statement will be furnished to security holders in connection with the Company's Annual Meeting, which is scheduled to be held in the second quarter of 2005. Copies of such material will be furnished to the Commission when it is sent to security holders.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.


By:   s/ David Mastroianni
   -------------------------------------------
      David Mastroianni, President and Chief Executive Officer
Date: April 14, 2005

In accordance with the Securities Exchange Act of 1934 and the requirements of Form 10-KSB, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


s/ David Mastroianni          Director and Chief                  April 14, 2005
--------------------------    Executive Officer
David Mastroianni


s/ Robert Portman             Chairman of the Board and           April 14, 2005
--------------------------    Director
Robert Portman


s/ Stephen P. Kuchen          Director, Principal                 April 14, 2005
--------------------------    Financial and Accounting
Stephen P. Kuchen             Officer, Secretary



s/ David I. Portman           Director                            April 14, 2005
--------------------------
David I. Portman


s/ Michael Cahr               Director                            April 14, 2005
--------------------------
Michael Cahr

                        PACIFICHEALTH LABORATORIES, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 and 2003

PACIFICHEALTH LABORATORIES, INC.

Contents

                                                                                                    Page
                                                                                                    ----
Financial Statements

    Report of independent registered public accounting firm                                          F-1

    Balance sheets as of December 31, 2004 and 2003                                                  F-2

    Statements of operations for the years ended December 31, 2004 and 2003                          F-3

    Statements of changes in stockholders' equity for the years ended December 31, 2004 and 2003     F-4

    Statements of cash flows for the years ended December 31, 2004 and 2003                          F-5

    Notes to financial statements                                                                    F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PacificHealth Laboratories, Inc.

We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements the Company has incurred significant recurring operating losses and significant negative cash flows from operations. The Company has an accumulated deficit of $15,557,096 as of December 31, 2004. The Company also has a limited ability to borrow additional funds under its line of credit and is dependent on the completion of a financing in order to continue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner LLP

New York, New York
February 18, 2005

With respect to Notes B[7], C and N
March 9, 2005

PACIFICHEALTH LABORATORIES, INC.

Balance Sheets

                                                                                       December 31,
                                                                              ------------------------------
                                                                                  2004              2003
                                                                              ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $     25,832      $  1,798,703
  Accounts receivable, net                                                         430,580           669,300
  Inventories (including consigned inventory of $191,000 and $0)                 1,760,064           738,062
  Prepaid expenses                                                                 215,091           191,859
                                                                              ------------      ------------

    Total current assets                                                         2,431,567         3,397,924

Property and equipment, net                                                        111,273            60,307
Other asset                                                                                          155,251
Deposits                                                                            34,396            10,895
                                                                              ------------      ------------

                                                                              $  2,577,236      $  3,624,377
                                                                              ============      ============

LIABILITIES
Current liabilities:
  Notes payable                                                               $    373,781      $    470,145
  Accounts payable and accrued expenses                                          1,580,094           376,693
  Advance payments from customers                                                  376,000
                                                                              ------------      ------------

                                                                                 2,329,875           846,838
                                                                              ------------      ------------

Commitments (Note I)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, authorized 1,000,000 shares;
  none issued and outstanding
Common stock, $0.0025 par value, authorized 50,000,000 shares; issued and outstanding 10,237,045 shares at December 31, 2004 and
  10,188,545 shares at December 31, 2003                                            25,592            25,471
Additional paid-in capital                                                      15,778,865        15,788,068
Accumulated deficit                                                            (15,557,096)      (13,036,000)
                                                                              ------------      ------------

                                                                                   247,361         2,777,539
                                                                              ------------      ------------

                                                                              $  2,577,236      $  3,624,377
                                                                              ============      ============

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Operations

                                                                  Year Ended
                                                                 December 31,
                                                        ------------------------------
                                                            2004              2003
                                                        ------------      ------------
Revenue:
  Product sales, net                                    $  6,807,271      $  5,453,571
                                                        ------------      ------------

Cost of goods sold:
  Product sales                                            3,599,289         2,799,462
  Write-down of inventory (see Note C)                       678,933
                                                        ------------      ------------

                                                           4,278,222         2,799,462
                                                        ------------      ------------

Gross profit                                               2,529,049         2,654,109
                                                        ------------      ------------

Operating expenses:
  Selling, general and administrative                      4,620,388         3,783,923
  Research and development                                   144,961           231,651
  Depreciation                                                50,951            40,785
  Patent impairment                                          137,138
                                                        ------------      ------------

                                                           4,953,438         4,056,359
                                                        ------------      ------------

Loss before other income (expense) and income taxes       (2,424,389)       (1,402,250)
                                                        ------------      ------------

Other income (expense):
  Interest income                                              7,814             9,685
  Interest expense                                           (95,735)          (58,709)
                                                        ------------      ------------

                                                             (87,921)          (49,024)
                                                        ------------      ------------

Loss before income taxes                                  (2,512,310)       (1,451,274)
Provision for income taxes                                     8,786
                                                        ------------      ------------

Net loss                                                $ (2,521,096)     $ (1,451,274)
                                                        ============      ============

Net loss per share - basic and diluted                  $      (0.25)     $      (0.20)
                                                        ============      ============

Weighted average shares outstanding:
    Basic and diluted                                     10,234,068         7,094,334
                                                        ============      ============

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Changes in Stockholders' Equity

                                                                 Common Stock           Additional
                                                         ---------------------------      Paid-in       Accumulated
                                                            Shares         Amount         Capital         Deficit          Total
                                                         ------------   ------------   ------------    ------------    ------------
Balance, January 1, 2003                                    6,114,703   $     15,287   $ 13,839,973    $(11,584,726)   $  2,270,534
Stock options exercised                                         1,000              2          1,058                           1,060
Fair value of stock options issued to non-employees                                           7,552                           7,552
Stock and warrants issued in private placements, net
of issuance costs                                           3,922,842          9,807      1,827,360                       1,837,167
Stock issued in asset acquisition                             150,000            375        112,125                         112,500
Net loss                                                                                                 (1,451,274)     (1,451,274)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2003                                 10,188,545         25,471     15,788,068     (13,036,000)      2,777,539
Fair value of stock options issued to non-employees                                          19,679                          19,679
Issuance costs related to 2003 private placement                                            (32,000)                        (32,000)
Stock issued in asset acquisition                              48,500            121          3,118                           3,239
Net loss                                                                                                 (2,521,096)     (2,521,096)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2004                                 10,237,045   $     25,592   $ 15,778,865    $(15,557,096)   $    247,361
                                                         ============   ============   ============    ============    ============

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Cash Flows

                                                                                   Year Ended December 31,
                                                                                 ---------------------------
                                                                                    2004            2003
                                                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                                                       $(2,521,096)    $(1,451,274)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                      50,951          40,785
    Amortization of pending patent                                                    15,236
    Fair value of non-employee stock options                                          19,679           7,552
    Write-off of inventory                                                           678,933
    Write-off of pending patent                                                      137,138
    Changes in:
      Accounts receivable                                                            238,720        (334,081)
      Prepaid expenses                                                               (23,232)        (48,994)
      Inventories                                                                 (1,700,935)        799,722
      Other assets                                                                   (17,385)         (6,904)
      Accounts payable and accrued expenses                                        1,203,402          53,558
      Advance payments from customers                                                376,000
      Other liabilities                                                                             (100,000)
                                                                                 -----------     -----------

        Net cash used in operating activities                                     (1,542,589)     (1,039,636)
                                                                                 -----------     -----------

Cash flows from investing activity:
  Purchase of property and equipment                                                (101,918)        (34,257)
                                                                                 -----------     -----------

Cash flows from financing activities:
  Issuance of common stock                                                            36,635       1,837,167
  Common stock options exercised                                                                       1,060
  Fees in connection with 2003 private placement                                     (68,635)
  Proceeds of note payable                                                         6,602,172       3,095,362
  Repayment of note payable                                                       (6,698,535)     (2,689,429)
                                                                                 -----------     -----------

        Net cash (used in) provided by financing activities                         (128,363)      2,244,160
                                                                                 -----------     -----------

Net (decrease) increase in cash and cash equivalents                              (1,772,870)      1,170,267
Cash and cash equivalents at beginning of year                                     1,798,702         628,436
                                                                                 -----------     -----------

Cash and cash equivalents at end of year                                         $    25,832     $ 1,798,703
                                                                                 ===========     ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                         $    95,735     $    58,709
  Cash paid for income taxes                                                     $     8,786
  Noncash investing activity:
    Stock-based consideration for acquisition of Strong Research, Inc.           $     3,239     $   155,251

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2004 and 2003

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that PacificHealth Laboratories, Inc. (the "Company") will continue as a going concern. The Company has incurred significant recurring operating losses and significant negative cash flows from operations. The Company has an accumulated deficit of $15,557,096 as of December 31, 2004. The Company also has limited ability to borrow additional funds under its line of credit and is dependent on the completion of a financing in order to continue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has raised approximately $1 million in cash from the sale of its Series A Convertible Preferred Stock in January 2005 (see Note N). The Company continues to seek additional financing from certain strategic partners and other equity investors. The Company may engage an investment banker to assist in raising capital and explore other strategic alternatives. In addition, the Company is considering reducing operating expenses and has also been able to negotiate extended credit terms with certain vendors, including the Company's contract manufacturer. While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its efforts.

NOTE B - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

[1]   The Company:

      The Company was incorporated in April 1995 to develop and market dietary supplement products that improve and promote health and well-being and can be offered for sale without prior approval by the Food and Drug Administration under current regulatory guidelines. The Company currently markets two lines of products that may utilize its proprietary patented technology. The Company utilizes third-party contractors to manufacture all products.

[2]   Cash and cash equivalents:

      The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

[3]   Allowance for doubtful accounts:

      The Company provides an allowance for uncollectible accounts receivable based on management's evaluation of collectibility of outstanding accounts receivable. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time an invoice is past due, the customers' credit worthiness and historical bad debt experience.

[4]   Inventories:

      Inventories are recorded at the lower of cost or market using the first-in, first-out ("FIFO") method.

[5]   Property and equipment:

      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 2 to 5 years.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2004 and 2003

NOTE B - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6]   Earnings (loss) per share:

      Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options is computed using the treasury stock method. For the years ended December 31, 2004 and 2003, diluted loss per share did not include the effect of 3,049,875 and 2,244,075 options outstanding and 2,293,275 and 2,238,275 warrants outstanding, respectively, for such years as their effect would be anti-dilutive.

[7]   Revenue recognition:

      Sales are recognized when all of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured. Sales are recorded net of incentives paid to customers.

      In December 2003, the Company entered into a purchasing agreement with a significant customer for its strength training products whereby all unsold product is subject to a right of return provision if certain minimum levels of retail sales in a 12-month period of time from the date of initial sale are not achieved. In April 2004, the Company entered into a purchasing agreement with the same significant customer for all other products sold to this customer whereby all unsold product is subject to return provisions identical or similar to the one disclosed above. In addition to the four criteria described above, the Company recognizes revenue related to these products after analyzing retail sell-through data provided by the customer and the Company's expectation of future customer sell-through trends.

      In the fourth quarter of 2004, based on a comparison between the retail sell-through minimums defined in the purchase agreements and actual retail sell-through information provided by the customer, the Company has adjusted its estimate and reversed approximately $376,000 in sales of its products that had been recorded as sales during the first nine months of 2004 (see Notes C and N).

[8]   Research and development:

      Costs of research and development activities are expensed as incurred.

[9]   Advertising costs:

      Advertising  costs are  expressed as incurred.  During 2004 and 2003,  the
      Company   recorded   advertising   expense  of  $1,045,361  and  $727,425,
      respectively.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2004 and 2003

NOTE B - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10]  Stock-based compensation:

      The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The Company's stock option plans are described in Note J. The following table illustrates the effect on net loss and net loss per share if the fair value-based method had been applied to all awards.

                                                                    Year Ended December 31,
                                                                  ---------------------------
                                                                     2004            2003
                                                                  -----------     -----------
            Reported net loss                                     $(2,521,096)    $(1,451,274)
            Stock-based employee compensation determined under
              the fair value-based method                            (419,739)       (246,870)
                                                                  -----------     -----------

            Pro forma net loss                                    $(2,940,835)    $(1,698,144)
                                                                  ===========     ===========

            Basic and diluted net loss per share:
              As reported                                         $     (0.25)    $     (0.20)
                                                                  ===========     ===========
              Pro forma                                           $     (0.29)    $     (0.24)
                                                                  ===========     ===========

      The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility ranging from 107% to 114% for 2004 and 142% for 2003, expected life of options of 5 years, risk-free interest rate of approximately 3% in 2004 and 2003 and a dividend yield of 0%. The weighted average fair values of options granted during the years ended December 31, 2004 and 2003 were $0.53 and $1.68, respectively.

[11]  Segment information:

      The Company operates in one business segment: the design, development and marketing of dietary and nutritional supplements that enhance health and well-being.

[12]  Income taxes:

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse. Any resulting deferred tax asset is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2004 and 2003

NOTE B - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[13]  Impairment of long-lived assets:

      Long-lived assets, to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable using expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the assets' carrying amount over their fair values as determined by selling prices for similar assets or application of other appropriate valuation techniques. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less disposal costs. In the fourth quarter of 2004, the Company recorded an impairment charge of approximately $137,000 to write-down the value of patents associated with certain of the Company's products (see Note C).

[14]  Comprehensive income:

      Other than net loss the Company does not have any comprehensive income items at December 31, 2004 and 2003.

[15]  Recent accounting pronouncements:

      FASB Statement 123 (Revision 2004), "Share-Based Payment," was issued in December 2004 and is effective for reporting periods beginning after December 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees." Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company is still evaluating the effects of implementing FASB Statement 123 (Revision 2004).

[16]  Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of revenue recognition and inventory obsolescence.

NOTE C - FOURTH QUARTER ADJUSTMENT

As of December 31, 2004 the Company determined that certain products had not reached the minimum sell-through requirements as referred to in Note B. As such, in the fourth quarter of 2004, the Company adjusted its estimate and reversed approximately $376,000 of sales that had been recorded in the first nine months of 2004. As of December 31, 2004 these products have been recorded as consigned inventory.

In March 2005, the Company was notified by its major customer that they will discontinue carrying certain of the Company's products (see Note N). The Company has recorded a charge of approximately $679,000 in the fourth quarter of 2004 to write-down the value of this discontinued inventory to zero.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2004 and 2003

NOTE D - INVENTORIES

Inventories which are held at third-party warehouses and on consignment with customers consist of the following:

                                                          2004          2003
                                                       ----------    ----------

      Raw materials (at contract manufacturer)         $  104,745    $   14,841
      Work in process (at contract manufacturer)           70,020
      Packaging supplies (at third party warehouse)        70,015        33,127
      Finished goods (at third party warehouse)         1,324,284       690,094
      Finished goods (on consignment)                     191,000
                                                       ----------    ----------

                                                       $1,760,064    $  738,062
                                                       ==========    ==========

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            2004        2003
                                          --------    --------

      Furniture and equipment             $374,693    $297,451
      Molds and dies                       115,825      91,150
                                          --------    --------

                                           490,518     388,601
      Less accumulated depreciation        379,245     328,294
                                          --------    --------

                                          $111,273    $ 60,307
                                          ========    ========

Depreciation expense aggregated $50,951 and $40,785 for the years ended December 31, 2004 and 2003, respectively.

NOTE F - OTHER ASSET

In December 2003, the Company acquired all of the outstanding shares of Strong Research, Inc. ("Strong"), a research-based educational sports nutrition company, owned by one of the Company's former directors. In connection with this transaction, the Company issued 150,000 common shares valued at $112,500 at the date of the transaction. The Company ascribed the entire value to a pending patent. Such patent was being amortized over an estimated useful life of three years. Strong is a development stage company and has not commenced planned principal operations; the acquisition was accounted for as an acquisition of assets and not a business combination. In addition, the Company settled certain liabilities of Strong and issued 52,000 common shares in January 2004. The Company has recorded this additional cost of approximately $42,000 as of December 31, 2003. As of December 31, 2004 the Company determined to write off the unamortized value of the patent acquired in the acquisition in the amount of $137,138 due to the discontinuance by the exclusive customer for the products covered by this patent (see Note B[13]).

Further, the Company is contingently obligated to issue an additional 150,000 common shares to the seller if certain products developed as a result of the acquisition reach $4 million in revenue for any twelve consecutive months. The issuance of such shares will result in an increase to the purchase price of assets acquired based upon the fair value of such shares at the date the milestone is achieved.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2004 and 2003

NOTE G - NOTES PAYABLE

Included in notes payable at December 31, 2004 and 2003 is $267,000 and $400,000 pursuant to the Company's asset based credit facility. During the second quarter of 2003, the Company secured a $750,000 asset-based credit facility. This facility was for one year commencing on June 1, 2003. This credit facility has been increased to $1,000,000 and has been renewed for 2 years commencing June 1, 2004. The amount of available credit is based on the value of the Company's eligible receivables from time to time. Eligible receivables include those receivables that have payment terms equal to or less than 45 days or have been outstanding for less than 90 days. This credit facility bears interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. The receivables are financed with recourse.

In addition, the Company has notes payable as follows:

                                                                  2004         2003
                                                               ---------    ---------
      Installment note payable to insurance finance company
        due in monthly installments of $8,128, including
        interest at 3.84% through February 2005                $  16,256
      Installment note payable to insurance finance company
        due in monthly installments of $11,505, including
        interest at 4.553% through September 2005                 90,073
      Installment note payable to insurance finance company
        due in monthly installments of $7,343, including
        interest at 6% through September 2004                               $  67,318

NOTE H - STOCKHOLDERS' EQUITY

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

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2004 and 2003

NOTE I - COMMITMENTS

[1]   Employment agreement:

      The Company entered into a two-year employment agreement on September 1, 2004, with the CEO of the Company that provides for minimum annual compensation of $275,000. In the event of a change in control, as defined in the employment agreement, the CEO shall be paid, as additional compensation, a lump sum equal to his annual base salary in effect immediately prior to the change in control. If the CEO is terminated without cause, as defined in the employment agreement, the Company shall pay the CEO, at the time of termination, an amount equal to the base salary which would have been paid during a period beginning on the date of termination of employment and ending on the later of the scheduled termination date, as defined in the employment agreement, or the first anniversary of the termination date.

[2]   Lease:

      Effective July 1, 2003, the Company entered into a new lease agreement for office space which expires June 2007. The lease provides for the rental of 5,500 square feet.

      The future minimum lease payments due under the leases are as follows:

                 Year Ending
                December 31,
                ------------

                    2005                           $123,750
                    2006                            136,125
                    2007                             70,125
                                                   --------

                                                   $330,000
                                                   ========

      Rent expense amounted to $130,268 and $102,507 in 2004 and 2003, respectively.

NOTE J - STOCK OPTION PLANS AND WARRANTS

The Company has two stock option plans (the "Plans") under which 1,929,875 shares of common stock are reserved for issuance under the Plans. In 1995, the Company established an incentive stock option plan (the "Plan") in which options to purchase the common stock of the Company may be awarded to employees. In 2000, the Company established another stock option plan to increase the number of options under the Plans.

Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or as options not qualified under Section 422 of the Code. All options are issued with an exercise price at or above 100% of the fair market value of the common stock on the date of grant. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code. Incentive stock option awards of unrestricted stock are not designed to be deductible by the Company under
Section 162(m). The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 5 years and outstanding options expire at various times through November 2009. Vesting ranges from immediate to over five years.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2004 and 2003

NOTE J - STOCK OPTION PLANS AND WARRANTS (CONTINUED)

Stock option transactions for employees during 2004 and 2003 were as follows:

                                                                                          Weighted
                                                                         Exercise         Average
                                                                         Price Per    Exercise Price
                                           Option         Vested          Common         Per Share
                                           Shares         Shares           Share        Outstanding
                                         ---------      ---------     --------------  --------------
      Balance, January 1, 2003           1,895,700      1,178,167     $0.313 - $4.88    $     1.68
      Granted/vested during the year       106,000        488,617     $0.800 - $1.92    $     1.15
      Cancelled during the year            (24,000)       (24,000)    $3.770 - $4.75    $     4.38
                                         ---------      ---------

      Balance, December 31, 2003         1,977,700      1,642,784     $0.313 - $4.88    $     1.58
      Granted/vested during the year     1,277,000        580,916     $0.650 - $1.11    $     0.67
      Expired during the year             (422,200)      (422,200)    $0.980 - $3.80    $     1.82
                                         ---------      ---------

      Balance, December 31, 2004         2,832,500      1,801,500     $0.313 - $4.88    $     1.20
                                         =========      =========

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2004 is as follows:

                                          Weighted
                                           Average        Weighted                      Weighted
                                          Remaining        Average                        Average
        Range of          Number         Contractual      Exercise         Number       Exercise
     Exercise Prices    Outstanding    Life (in Years)      Price       Exercisable       Price
     ---------------    -----------    ---------------    ---------     -----------     ---------
      $0.31 - $2.00      2,128,000           3.59         $    0.64      1,197,000      $    0.61
      $2.01 - $4.00        694,500           1.70         $    2.75        594,500      $    2.75
      $4.01 - $4.34         10,000           1.81         $    4.34         10,000      $    4.34
                         ---------                                       ---------

                         2,832,500           3.12         $    1.20      1,801,500      $    1.34
                         =========                                       =========

In addition to options granted to employees under the Plans, the Company issued stock options pursuant to contractual agreements to non-employees. Options granted under these agreements are expenses when the related service or product is provided. The Company recognized an expense of $19,679 and $7,552 for such options issued in 2004 and 2003, respectively.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2004 and 2003

NOTE J - STOCK OPTION PLANS AND WARRANTS (CONTINUED)

Stock option transactions for non-employees during 2004 and 2003 were as follows:

                                                                                            Weighted
                                                                           Exercise          Average
                                                                           Price Per     Exercise Price
                                            Option         Vested           Common          Per Share
                                            Shares         Shares            Share         Outstanding
                                           -------        -------       --------------   --------------
      Balance, January 1, 2003             352,875        327,875       $0.313 - $6.30      $   1.79
      Granted/vested during the year         4,500         29,500       $0.80 - $2.15       $   0.90
      Exercised during the year             (1,000)        (1,000)           $1.06          $   1.06
      Expired during the year              (20,000)       (20,000)      $2.00 - $5.00       $   3.56
      Cancelled during the year            (70,000)       (70,000)      $0.31 - $3.89       $   1.38
                                           -------        -------

      Balance, December 31, 2003           266,375        266,375       $0.31 - $6.30       $   1.57
      Granted/vested during the year        11,000         11,000       $0.83 - $0.90       $   0.84
      Expired during the year              (60,000)       (60,000)      $1.25 - $2.25       $   1.68
                                           -------        -------

      Balance, December 31, 2004           217,375        217,375       $0.31 - $6.30       $   2.01
                                           =======        =======

Information  with  respect  to  non-employee   stock  options   outstanding  and
non-employee stock options exercisable at December 31, 2004 is as follows:

                                          Weighted
                                           Average        Weighted
                                          Remaining        Average
        Range of          Number         Contractual      Exercise
     Exercise Prices    Outstanding    Life (in Years)      Price
     ---------------    -----------    ---------------    ---------

      $0.31 - $2.00      103,000             1.54         $    0.99
      $2.01 - $4.00       87,875             0.24         $    2.36
      $4.01 - $6.30       26,500             2.13         $    4.85
                         -------

                         217,375             1.02         $    2.01
                         =======

Stock warrant transactions during 2004 and 2003 were as follows:

                                                         Exercise         Weighted
                                                           Price           Average
                                                            Per        Exercise Price
                                                          Common             Per
                                       Warrants            Share        Common Share
                                       --------        -------------   --------------
      Balance, January 1, 2003           122,000       $0.88 - $3.48        $1.35
      Issued during the year           2,116,275       $0.63 - $0.85        $0.67
                                       ---------

      Balance, December 31, 2003       2,238,275       $0.63 - $3.48        $0.71
      Issued during the year             155,000       $0.63 - $0.88        $0.68
      Expired during the year           (100,000)          $0.88            $0.88
                                       ---------

      Balance, December 31, 2004       2,293,575       $0.63 - $3.48        $0.70
                                       =========

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2004 and 2003

NOTE K - INCOME TAXES

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

                                                            2004                              2003
                                                 --------------------------        --------------------------
                                                   Amount          Percent           Amount          Percent
                                                 ---------        ---------        ---------        ---------
      U.S. federal income tax provision
        (benefit) at federal statutory rate      $(879,308)              35%       $(507,946)              35%
      Effect of state taxes, net of
        federal benefit                           (150,739)               6%
      Change in valuation allowance                940,000              (37)%        463,345              (32)
      Other                                         90,047               (4)%         44,601               (3)
                                                 ---------        ---------        ---------        ---------

                                                 $       0                0%       $       0                0%
                                                 =========        =========        =========        =========

At December 31, 2004, the Company has $13,746,000 in federal net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire through the year 2024.

The components of the Company's deferred tax assets are as follows:

                                                2004              2003
                                            -----------       -----------

      Net operating loss carryforwards      $ 5,498,000       $ 4,830,000
      Inventory reserve                         272,000
      Valuation allowance                    (5,770,000)       (4,830,000)
                                            -----------       -----------

      Deferred tax asset                    $         0       $         0
                                            ===========       ===========

The increase in the valuation allowance is attributable to the increase in net loss during 2004.

NOTE L - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISKS

[1]   Concentrations of credit risk:

      Financial   instruments,   which   potentially   subject  the  Company  to
      concentrations of credit risk, consist primarily of cash, cash equivalents and trade accounts receivable.

      The Company has concentrated its credit risk for cash by maintaining substantially all of its depository accounts in a single financial institution which exceeded the Federal Deposit Insurance Corporation ("FDIC") limit. The financial institution has a strong credit rating, and management believes that credit risk relating to these deposits is minimal.

      The Company does not require collateral on its trade accounts receivable. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

[2]   Fair value of financial instruments:

      Cash, cash equivalents, accounts receivable, accounts payable and note payable approximate their fair values due to the short maturity of these instruments.


8                                      F-15

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2004 and 2003

NOTE L - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISKS (CONTINUED)

[3]   Major customers:

      For the years ended December 31, the Company had revenue from two customers that accounted for approximately 33% and 17% in 2004 and 23% and 21% in 2003, of total revenue. Accounts receivable outstanding related to these customers at December 31, 2004 and 2003 were $99,843 and $58,026, respectively. Advanced payments for consigned inventory from one of these customers was $376,000 as of December 31, 2004.

NOTE M - SEGMENT AND RELATED INFORMATION

At 2004 and 2003, the Company has one reportable segment:

Dietary and nutritional supplements.

The following table presents revenues by region:

                                               2004                2003
                                            ----------          ----------

      United States                         $6,417,951          $5,174,336
      Canada                                   175,012             108,128
      Other                                    214,308             171,107
                                            ----------          ----------

      Total                                 $6,807,271          $5,453,571
                                            ==========          ==========

Revenue by product line are as follows:

                                               Sports             Weight
                         Performance            Loss               Total
                          ----------         ----------         ----------

      2004                $6,787,955         $   19,316         $6,807,271
      2003                 5,393,296             60,275          5,453,571

Product sales for the years ended December 31, 2004 and 2003 are net of credits of $299,006 and $188,043, respectively, for marketing promotions and returns of certain products. These credits primarily relate to the sports performance product line.

NOTE N - SUBSEQUENT EVENT

In March 2005, the Company was informed by its major customer that they will discontinue carrying the Company's strength training products. The Company and the customer have agreed to a discount program in the second quarter of 2005 to sell through as much of the retail inventory as possible. It is likely that the Company will absorb a large portion of the discount. Given the ongoing significant business relationship between the Company and the customer, the Company may accept returns of product from the customer after a period of special promotion and discounting if other alternatives are not agreed to. The Company may be required to provide sales credits and allowances of up to $468,000 representing product sales that could potentially be subject to return. This amount equates to approximately $220,000 of cost-basis inventory.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2004 and 2003

NOTE N - SUBSEQUENT EVENTS (CONTINUED)

On January 28, 2005, the Company entered into a Series A Preferred Stock Purchase Agreement and related agreements with an investor and potential vendor ("holders") pursuant to which the Company issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The proceeds, net of expenses, to the Company were approximately $950,000. The Company's stock price on the date of closing was $0.65 per share. The shares of Series A Preferred Stock are convertible into 909,090 shares of common stock, subject to certain anti-dilution adjustments. In connection with the Series A Stock Purchase Agreement, the holders were granted certain demand and piggyback registration rights. As long as at least 50% of the original shares of the Series A Preferred Stock remain outstanding, the holders have the right to designate an individual to be nominated to the Company's Board of Directors, provided that such designee would be considered an independent director under the Exchange Act. The Company is required to pay 2% annual dividends, payable in cash or shares of the Company's common stock at the Company's option. The Series A Preferred Stock has a liquidation provision whereby in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Preferred Stock then outstanding are entitled to be paid out of the assets available for distribution to its stockholders before any payment shall be made to the holders of common stock an amount equal to the Series A Preferred Stock's original issue price plus any dividends declared but unpaid.

Concurrently with the sale of the Series A Preferred Stock, the Company also entered into an Exclusive Custom Manufacturing Agreement ("Manufacturing Agreement") with an affiliate of the investor and potential vendor. The Manufacturing Agreement provides for the exclusive manufacturing and processing of the Company's powdered sports drinks at fixed prices. The initial term of the Manufacturing Agreement is one year.

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

3.4                   Certificate of Designations For Series A Preferred Stock              I

4.1          --       Specimen Common Stock Certificate                                     C

4.2          --       Stock Purchase Agreement dated June 1, 2001
                      between Pacific Health Laboratories, Inc. and
                      Glaxo Wellcome International B.V.                                     E

4.3                   Series A Preferred Stock Purchase Agreement
                      dated January 28, 2005 between PacificHealth
                      Laboratories, Inc. and Hormel Health Labs, LLC                        *

4.4                   Investors' Rights Agreement dated January 28, 2005
                      between PacificHealth Laboratories, Inc. and Hormel
                      Health Labs, LLC                                                      *

4.5                   Right of First Refusal and Co-Sale Agreement dated
                      January 28, 2005 among PacificHealth Laboratories, Inc.,
                      Robert Portman and Hormel Health Labs, LLC                            *

10.1         --       Incentive Stock Option Plan of 1995                                   A

10.23        --       Strategic Alliance Agreement between the Company
                      and the Institute of Nutrition and Food Hygiene                       A

10.3         --       Exclusive Licensing Agreement between the
                      Company and the INFH                                                  A

10.4         --       Shareholders Agreement                                                A

10.5         --       2000 Incentive Stock Option Plan                                      D

10.6?                 Employment Agreement between PacificHealth                            J
                      Laboratories, Inc. and David Mastroianni effective
                      September 1, 2004

10.7                  Exclusive Custom Manufacturing Agreement dated                        *
                      January 28, 2005 between PacificHealth Laboratories, Inc.
                      and an affiliate of Hormel Health Labs, LLC (redacted, subject to request for confidential treatment).

23.1         --       Consent of Eisner LLP                                                 *

31.1         --       Rule 13a-14(a) Certification of Chief Executive Officer.              *

31.2         --       Rule 13a-14(a) Certification of Chief Financial Officer.              *

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

E Filed with Current Report on Form 8-K dated June 1, 2001, filed on June 14, 2001.

F     Filed with Annual Report on Form 10-KSB for the year ended December 31,
      2001.

G Filed with Amendment to Current Report on Form 8-K dated June 1, 2001, filed July 5, 2001.

H     Filed with Annual Report on Form 10-KSB for the year ended December 31,
      2002.

I Filed as Exhibit 3.1 to Current Report on Form 8-K, dated January 24, 2005, filed on January 28, 2005.

J Filed as Exhibit 10.1 to Current Report on Form 8-K, dated and filed on September 9, 2004.