Form 10QSB
period 2005-03-31
PACIFICHEALTH LABORATORIES INC
filed 2005-05-16
CIK 1000278

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

At May 16, 2005, there were 10,237,045 shares of common stock, par value $.0025 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes [ ] No [X]

================================================================================

                        PACIFICHEALTH LABORATORIES, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

     Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004.............4

     Statements of Operations (Unaudited) for the three months ended
      March 31, 2005 and March 31, 2004................................................5

     Statements of Cash Flows (Unaudited) for the three months ended
      March 31, 2005 and March 31, 2004................................................6

     Notes to Financial Statements.....................................................7

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS......................................10

  ITEM 3.   CONTROLS AND PROCEDURES...................................................13

PART II.  OTHER INFORMATION

  ITEM 1.   Legal Proceedings.........................................................13

  ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds...............14

  ITEM 3.   Defaults Upon Senior Securities...........................................14

  ITEM 4.   Submission of Matters to a Vote of Security Holders.......................14

  ITEM 5.   Other Information.........................................................14

  ITEM 6.   Exhibits..................................................................14

SIGNATURES............................................................................14

        This Report contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

            o The development and testing of new products and the expansion of the market for our current products;
            o   Implementing aspects of our business plans;
            o   Financing goals and plans;
            o Our existing cash and whether and how long these funds will be sufficient to fund our operations; and
            o Our raising of additional capital through future equity financings.

        These and other forward-looking statements are primarily in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Generally, you can identify these statements because they use phrases like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report on Form 10-QSB. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot be sure when or if we will be permitted by regulatory agencies to undertake clinical trials or to commence any particular phase of clinical trials. Because of this, statements regarding the expected timing of clinical trials cannot be regarded as actual predictions of when we will obtain regulatory approval for any "phase" of clinical trials.

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

PART I.  FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                        PACIFICHEALTH LABORATORIES, INC.
                                 BALANCE SHEETS

                                                                 March 31,       December 31,
                                                                   2005              2004
                                                               -------------    -------------
                                                                (Unaudited)       (Audited)
                           ASSETS
Current assets:
  Cash and cash equivalents                                    $     346,186    $      25,832
  Accounts receivable, net                                         1,066,791          430,580
  Inventories                                                      1,516,992        1,760,064
  Prepaid expenses                                                   188,807          215,091
                                                               -------------    -------------
    Total current assets                                           3,118,776        2,431,567

Property and equipment, net                                          101,465          111,273

Deposits                                                              34,394           34,396
                                                               -------------    -------------
      Total assets                                             $   3,254,635    $   2,577,236
                                                               =============    =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                $     461,267    $     373,781
  Accounts payable and accrued expenses                            1,105,434        1,580,094
  Advance payments from customers                                  1,213,865          376,000
                                                               -------------    -------------
    Total current liabilities                                      2,780,566        2,329,875
                                                               -------------    -------------
Stockholders' equity:

  Preferred stock                                                    948,053                -
  Common stock, $.0025 par value; authorized
   50,000,000 shares; issued and outstanding:
   10,237,045 shares at March 31, 2005 and
   10,237,045 shares at December 31, 2004                             25,593           25,592
  Additional paid in capital                                      15,778,864       15,778,865
  Accumulated deficit                                            (16,278,441)     (15,557,096)
                                                               -------------    -------------
                                                                     474,069          247,361
                                                               -------------    -------------
      Total liabilities and stockholders' equity               $   3,254,635    $   2,577,236
                                                               =============    =============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
                                   (UNAUDITED)

                                                                   2005              2004
                                                               -------------    -------------
Revenues:
  Net product sales                                            $     997,661    $   2,303,597

Cost of goods sold:                                                  604,398        1,129,815
                                                               -------------    -------------

Gross profit                                                         393,263        1,173,782

Selling, general and administrative expenses                       1,005,354        1,093,694
Research & development expenses                                       73,023           38,372
Depreciation expense                                                  16,162            9,509
                                                               -------------    -------------
                                                                   1,094,539        1,141,575
                                                               -------------    -------------
Net operating income (loss)                                         (701,276)          32,207
                                                               -------------    -------------
Other income (expense)
  Interest income                                                      1,607            2,601
  Interest expense                                                   (19,562)         (27,031)
                                                               -------------    -------------
                                                                     (17,955)         (24,430)
                                                               -------------    -------------

Income (loss) before income taxes                                   (719,231)           7,777

Provision (benefit) for income taxes                                   2,115                -
                                                               -------------    -------------
Net income (loss)                                              $    (721,346)   $       7,777
                                                               =============    =============
Basic and diluted income (loss) per share                      $       (0.07)   $        0.00
                                                               =============    =============
Weighted average common shares - Basic                            10,237,045       10,218,688
                                                               =============    =============
Weighted average common shares - Diluted                          11,078,001       10,993,993
                                                               =============    =============

                        PACIFICHEALTH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
                                   (UNAUDITED)

                                                                   2005              2004
                                                               -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                                 (721,346)           7,777
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation                                                    16,162            9,509
      Intrinsic value of stock options granted                             -           14,369
    Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                    (636,211)      (1,070,711)
      Decrease (Increase) in inventories                             243,072         (286,879)
      Decrease (Increase) in prepaid expenses                         26,284          (30,312)
      Decrease (Increase) in deposits                                      2           (8,425)
      Increase (Decrease) in accounts payable/accrued
       expenses                                                     (474,660)         667,925
      Increase (Decrease) in advance payments from customers         837,865                -
                                                               -------------    -------------
Net cash used in operating activities                               (708,832)        (696,747)
                                                               -------------    -------------

Cash flows from investing activity:
  Purchase of fixed assets                                            (6,353)         (48,505)
                                                               -------------    -------------
Net cash used in investing activity                                   (6,353)         (48,505)
                                                               -------------    -------------

Cash flows from financing activities:
  Issuance of notes payable                                        1,208,054        1,210,103
  Repayments of notes payable                                     (1,120,568)      (1,054,768)
  Preferred stock issued                                           1,000,000                -
  Costs associated with preferred stock issuance                     (51,947)
  Common stock issued                                                      -           42,750
  Fees in connection with private placement                                -          (68,635)
  Common stock options/warrants exercised                                  -                -
                                                               -------------    -------------
Net cash used in financing activities                              1,035,539          129,450
                                                               -------------    -------------

Net decrease in cash                                                 320,354         (615,802)

Cash, beginning balance                                               25,832        1,798,703
                                                               -------------    -------------
Cash, ending balance                                           $     346,186    $   1,182,901
                                                               =============    =============
Supplemental disclosures of cash flow information:
  Cash paid for interest                                       $      19,562    $      27,031
                                                               =============    =============

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

        The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

        The accompanying financial statements have been prepared assuming that PacificHealth Laboratories, Inc. (the "Company") will continue as a going concern. The Company has incurred significant recurring operating losses and significant negative cash flows from operations. The Company has an accumulated deficit of $16,278,441 as of March 31, 2005. The Company also has limited ability to borrow additional funds under its line of credit and is dependent on the completion of a financing in order to continue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company has raised approximately $1 million in cash from the sale of its Series A Convertible Preferred Stock in January 2005. The Company continues to seek additional financing from certain strategic partners and other equity investors. The Company may explore other strategic alternatives. In addition, the Company is considering reducing operating expenses and has also been able to negotiate extended credit terms with certain vendors, including the Company's contract manufacturer. While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its efforts.

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

        In April 2004, the Company entered into a purchasing agreement with the same significant customer for all other products sold to this customer whereby all unsold product is subject to return provisions identical or similar to the one disclosed above. Through December 31, 2004, in addition to the four criteria described above, the Company recognized revenue related to these products after analyzing retail sell-through data provided by the customer and the Company's expectation of future customer sell-through trends. A new agreement was signed in April 2005 that increased minimum levels of retail sell-through requirements. Starting January 1, 2005, the Company will recognize revenue when its products are sold through to the consumer by its major customer.

3. INVENTORIES

        As of March 31, 2005 and December 31, 2004, inventories consisted of the following:

                                            03/31/05       12/31/04
                                         ------------   ------------
        Raw Materials                    $     51,161   $    104,745
        Work in process                             -         70,020
        Packaging supplies                     64,769         70,015
        Finished goods                        852,320      1,324,284
        Finished goods on consignment         548,742        191,000
                                         ------------   ------------
                                         $  1,516,992   $  1,760,064
                                         ============   ============

4. STOCK BASED COMPENSATION

        The Company did not grant any options to employees or consultants during the first three months of 2005. During the first three months of 2005, 13,500 options previously issued to employees and 60,875 options previously issued to consultants expired.

        The following table illustrates the effect on net (loss) income and earnings per share if the fair value based method had been applied to all awards:

                                                                     Quarter Ended March 31,
                                                                  ----------------------------
                                                                      2005            2004
                                                                  ------------    ------------
        Reported net (loss) income                                $   (721,346)   $      7,777
        Stock-based employee compensation expense included in
         reported net loss, net of related tax effects                   - 0 -           - 0 -
        Stock-based employee compensation determined under the
         fair value based method, net of related tax effects           (59,067)        (42,802)
                                                                  ------------    ------------
        Pro forma net (loss) income                               $   (780,413)   $    (35,025)
                                                                  ============    ============
        Basic and diluted (loss) per share:
          As reported                                             $      (0.07)   $       0.00
          Pro forma                                               $      (0.08)   $      (0.00)

5. INCOME TAXES

        The Company has approximately $14,467,000 in Federal net operating loss carryovers that were generated through March 31, 2005 and are available to offset future taxable income in calendar years 2005 through 2025.

        The components of the Company's deferred tax assets as of March 31, 2005 and December 31, 2004 are as follows:

                                                                     03/31/05       12/31/04
                                                                  ------------    ------------
        Net operating loss carry forwards                         $  5,910,000    $  5,498,000
        Inventory reserve                                              272,000         272,000
        Valuation allowance                                         (6,182,000)     (5,770,000)
                                                                  ------------    ------------
        Deferred tax asset                                        $          -    $          -

6. NOTES PAYABLE

        Included in notes payable at March 31, 2005 is $420,533 payable to USA Funding. During the second quarter of 2003, the Company secured a $750,000 revolving asset-based credit facility from USA Funding of Dallas, TX. This facility was for one year commencing on June 1, 2003. This credit facility has been increased to $1,000,000 and has been renewed for 2 years commencing June 1, 2004. The amount of available credit is based on the value of the Company's eligible receivables from time to time. Eligible receivables include those receivables that have payment terms equal to or less than net 45 days or have been outstanding for less than 90 days. The receivables are financed with recourse. This credit facility bears interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At March 31, 2005, the Company had approximately $200,000 of availability under this credit facility and, as of May 13, 2005 the Company had approximately $150,000 of availability under this credit facility.

7. CONCENTRATION

        Our two largest customers accounted for approximately 14% and 21%, respectively, of net sales for the three months ended March 31, 2005 and 44% and 20%, respectively, of net sales for the three months ended March 31, 2004. At March 31, 2005, the company has deferred $716,000 in revenues related to one of these customers. At March 31, 2005, amounts due from these two customers represented approximately 32% and 30%, respectively, of accounts receivable. At December 31, 2004, amounts due from these two customers represented approximately 23% and 13%, respectively, of accounts receivable.

        One supplier accounted for approximately 10% of total purchases for the three months ended March 31, 2005 and 43% of total purchases for the three months ended March 31, 2004. At March 31, 2005 and December 31, 2004, amounts due to this vendor represented approximately 69% and 69%, respectively, of accounts payable/accrued expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In this Report on Form 10-QSB, the terms the "Company," "we", "us," and "our" refer to PacificHealth Laboratories, Inc.

(a)     INTRODUCTION

        The Company was incorporated in April 1995 as a nutrition technology company that researches, develops, and commercializes functionally unique proprietary products for sports performance, weight loss and Type 2 diabetes.

        SPORTS PERFORMANCE

        The Company's first sports performance product, ENDUROX (R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX EXCEL (R). In February 1999, the Company introduced ENDUROX (R) R(4) (R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R(4) has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, the Company introduced ACCELERADE (R) Sports Drink, to be taken during exercise using the same, patented technology as ENDUROX R(4). Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. In 2003, the Company introduced a ready-to-drink form of ACCELERADE. In December 2003, the Company acquired all of the outstanding shares of Strong Research Corp. ("STRONG"), a research-based educational sports nutrition company, in exchange for 150,000 shares of the Company's common stock. STRONG had no material revenues but is actively involved in the scientific education of athletes on proper nutrition utilizing leading Ph.D.-level scientists in sports nutrition. In March 2004, the Company introduced The NUTRIENT TIMING SYSTEM ("NTS"), the first suite of products specifically engineered for during, immediate post-workout, and subsequent use by strength-training athletes. The NTS product line was launched in GNC in March 2004 and sold exclusively in GNC locations through January 2005. In March 2005, the Company was informed by representatives of GNC that GNC would discontinue the NTS line of products.

        WEIGHT LOSS

        In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, the Company introduced our first weight loss product, SATIETROL (R), a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that SATIETROL, a pre meal beverage, can reduce hunger up to 43% three and one-half hours after eating. In January 2001, the Company extended our weight loss product line with the introduction of SATIETROL COMPLETE (R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline ("GSK") for its SATIETROL technology. Under the Agreement, the Company received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently terminated the Licensing Agreement in September 2002 with all rights reverting back to the Company. In the third quarter of 2003, the Company funded clinical studies performed at a private research firm that showed a statistically significant reduction in caloric intake in overweight individuals using a new improved form of SATIETROL in both beverage and tablet form. The Company will conduct additional studies on SATIETROL in 2005.

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

(b) RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 VS. MARCH 31, 2004

        We recorded a net loss of ($721,346) or ($0.07) per share, for the three months ended March 31, 2005 compared to net income of $7,777 or $0.00 per share, for the three months ended March 31, 2004. The net loss for the three-month period ended March 31, 2005 as compared to the net income in the same period in 2004 is due primarily to decreased revenues as detailed below.

        Revenues in the three-month period ended March 31, 2005 decreased to $997,661 from $2,303,597 for the same period in 2004. Revenues decreased as the first quarter of 2004 included significant opening orders for the Company's COUNTDOWN post-workout drink for the strength-training athlete. This product has been discontinued by the Company's customer. As a result of signing a new purchasing agreement that increased certain sell-through minimums, the Company has started to recognize revenue based upon when its products are sold through to the consumer by its major customer. As a result, the Company has deferred approximately $716,000 in shipments to its major customer in the quarter ended March 31, 2005.

        For the three months ended March 31, 2005, gross profit margin was 39.4% compared to 51.0% for the three months ended March 31, 2004. The decrease in gross profit margin for the three months ended March 31, 2005 compared to the same period in 2004 is primarily due to lower gross profit margins on new products, promotional expenses paid to promote the Company's products that are deducted from revenues, and freight on deferred revenue shipments. From time to time, the Company may incur additional promotional expenses in connection with the sale of its products. These promotional expenses should result in higher unit volumes of sales of these products. During the quarter ended March 31, 2005, the Company incurred $36,000 (3.6% of sales) in freight costs related to shipments that will be recognized as revenue in a subsequent period when the Company's products are sold through to the end-user customer.

        Selling, general, and administrative ("S, G, & A") expenses decreased to $1,005,354 for the three-month period ended March 31, 2005 from $1,093,694 for the three-month period ended March 31, 2004. S, G, & A expenses decreased due primarily to decreases in advertising and marketing expenses associated with the NTS suite of products.

        Research and development expenses were $73,023 for the three months ended March 31, 2005 compared to $38,372 for the three months ended March 31, 2004. The increase was due to our aggressive research and development plan put in place as we continue to seek out additional patents and claims for our products. We anticipate research and development expenses will increase as we conduct additional clinical trials on all of our products.

        Interest expense was $19,562 for the three months ended March 31, 2005 compared to $27,031 for the three months ended March 31, 2004. Interest expense is incurred in connection with our accounts receivable funding from USA Funding described in the "Liquidity and Capital Resources" section below.

(c) LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash balance as of the date of this filing was approximately $265,000. As of May 13, 2005, the Company also had approximately $150,000 of availability under its credit facility. Based on this, without any additional financing, the Company can continue to operate for 60-90 days from the date of this filing. As a result of its current liquidity position, the Company's auditors in the December 31, 2004 financial statements have expressed doubt that the Company can continue as a going concern. The Company's financial statements do not include any adjustments related to this uncertainty.

        Management has responded to the aforementioned risks by continuing to seek additional financing. In January 2005, the Company obtained an investment of $1,000,000 from Hormel Health Labs, LLC ("Hormel"), the terms of which are discussed below. The Company may explore other strategic alternatives. In addition, the Company is considering reducing operating expenses. The Company has also been able to finance its operations through an increase in accounts payable by negotiating extended terms from its vendors. While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its efforts.

        At March 31, 2005, the Company's current assets exceeded its current liabilities by approximately $338,000 with a ratio of current assets to current liabilities of approximately 1.1 to 1. At March 31, 2005, cash on hand was $346,186, an increase of $320,354 from December 31, 2004, primarily as the result of the investment by Hormel (see below) as well as an increase of $636,211 in accounts receivable, a decrease in inventory of $243,072, a decrease in accounts payable/accrued expenses of $474,660, and an increase in advance payments from customers of $837,865 from December 31, 2004. Accounts receivable increased and inventory decreased at March 31, 2005 from December 31, 2004 due to higher revenues in the first quarter of 2005 as compared to fourth quarter of 2004. Advance payments from customers increased as the Company has deferred revenues related to shipments to a major customer.

        Notes payable increased $87,486 to $461,267 at December 31, 2004 primarily as a result of the increased use of our accounts receivable funding from USA Funding due to higher first quarter sales in 2005 compared to fourth quarter 2004. During the second quarter of 2003, the Company secured a $750,000 asset-based credit facility from USA Funding of Dallas, TX. This facility was for one year commencing on June 1, 2003. This credit facility has been increased to $1,000,000 and has been renewed for 2 years commencing June 1, 2004. The amount of available credit is based on the value of the Company's eligible receivables from time to time. This credit facility bears interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At March 31, 2005, we had approximately $200,000 of availability under this credit facility and as of May 13, 2005 we had approximately $150,000 of availability under this credit facility.

        On January 28, 2005, the Company entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel pursuant to which the Company issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The terms of conversion and the preferences relating to the Series A Preferred Stock are described in the following paragraph. The shares Series A Preferred Stock issued to Hormel are convertible into an aggregate 909,090 shares of common stock, subject to adjustment. In connection with the Series A Stock Purchase Agreement, the Company and Hormel entered into an Investors' Rights Agreement on the same date. Under the Investors Rights Agreement, the Company agreed, upon request by the holders of the Series A Preferred Stock, and subject to customary terms and conditions, to file a registration statement with the Securities and Exchange Commission (the "SEC") registering for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock. Under the Investors' Rights Agreement, the Company also agreed to include the common stock issuable upon conversion of the Series A Preferred Stock in any other registration statement the Company may file with the SEC. The Investors' Rights Agreement prohibits the Company from granting registration rights superior to those under the Investors Rights Agreement. Under the Investors' Rights Agreement, the holders of the Series A Preferred Stock also are granted a right to participate on a pro rata basis in future sales of equity securities (or securities exercisable for or convertible into equity securities). As long as at least 50% of the original shares of the Series A Preferred Stock remain outstanding, the holders have the right to designate an individual to be nominated to the Company Board of Directors, provided that such designee would be considered an independent director under the Exchange Act. Hormel has not yet indicated whether it will exercise this right or the identities of proposed designees. Also in connection with this transaction, the Company, Hormel and Dr. Robert Portman, the Chairman of the Company's Board of Directors and Chief Scientific Officer, entered into a Right of First Refusal and Co-Sale Agreement on January 28, 2005. Under this agreement, the Company and Hormel have the right of first refusal to purchase shares of the Company's common stock, which are held by Dr. Portman and which he wishes to sell, at the price and terms offered by a third party. In addition, if the right of first refusal is not exercised in connection with any sale by Dr. Portman, Hormel will have the right to require a portion of its shares to be included with Dr. Portman's sale to a third party. Certain sales by Dr. Portman will be exempt from these restrictions, including public sales by Dr. Portman pursuant to Rule 144.

        As of May 13, 2005, the Company had outstanding 90,909 shares of its Series A Preferred Stock outstanding. In the event of a liquidation of the Company, sale of substantially all of its assets, and certain mergers and consolidations involving the Company, the holders of the Series A Preferred Stock are entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series A Preferred Stock ($11 per share) plus accrued dividends, if any, or (ii) the amount they would have received as holders of the number of shares of commons stock into which the Series A Preferred Stock is then convertible (the "Series A Liquidation Amount"). In the event of the sale of substantially all of the Company's assets and certain mergers and consolidations involving the Company, if the Company does not effect a dissolution of the Company under the General Corporation Law of the State of Delaware within 60 days after such event, then the holders of a majority of the shares of the Series A Preferred Stock then outstanding will have the right to require the redemption of such shares at a price per share equal to the Series A Liquidation Amount. There are no sinking fund provisions applicable to the Series A Preferred Stock. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series A Preferred Stock outstanding. The Company is not required to pay accrued dividends except in connection with liquidation, merger or sale of the Company and certain other events. However, no dividends may be paid on common stock unless all accrued dividends on the Series A Preferred Stock have been paid. The holders of the Series A Preferred Stock are also entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. The holders of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Subject to certain adjustments, each share of the Series A Preferred Stock is convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock will increase, pursuant to a weighted average formula in the event that the Company issues common stock at a price below $1.10 per share, with certain exceptions.

        On April 28, 2005, the Company filed a Certificate of Designations (the "Certificate") creating the Series B Preferred Stock with the Secretary of the State of the State of Delaware. The Certificate was effective as of the date filed. Under the Certificate, 45,455 shares of authorized but unissued preferred stock were designated as Series B Preferred Stock. The Company filed the Certificate in contemplation of proposed financing transactions, but does not have a binding agreement as to an any financing. The Company has not issued any shares of Series B Preferred Stock to date. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series B Preferred Stock outstanding. The Company will not be required to pay accrued dividends except in connection with liquidation, dissolution, merger, consolidation or sale all or substantially all of the assets of the Company and certain other events. However, no cash dividends may be paid on common stock unless all accrued but unpaid dividends, if any, on Series B Preferred Stock have been paid. The holders of Series B Preferred Stock will also be entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. In the event of a liquidation of the Company, sale of all or substantially all of its assets, and certain mergers and consolidations involving the Company, the holders of the Series B Preferred Stock will be entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series B Preferred Stock plus accrued but unpaid dividends, if any, or (ii) the amount they would have received as holders of the number of shares of common stock into which their shares of Series B Preferred shares Stock then convertible. Subject to certain adjustments, each share of Series B Preferred Stock will be convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred Stock will increase, pursuant to a weighted average formula set forth in the Certificate, in the event the Company issues common stock at a price below $1.10 per share, with certain exceptions. The holders of the Series B Preferred Stock will be entitled to vote on an as-converted basis with the holders of the common stock and the Series A Preferred Stock together as a single class on all matters submitted for a vote of the holders of common stock. The Certificate also provides that in certain instances, the consent of the holders of at least 66% of the outstanding shares of Series B Preferred Stock will be required for the Company to take certain actions including: (i) liquidate, dissolve, merge or consolidate the Company or sell all or substantially all of its assets, unless the transaction would result in a certain rate of return for the holders of Series B Preferred Stock; (ii) amend the Company's Certificate of Incorporation or Bylaws in a manner adverse to the Series B Preferred Stock; (iii) create an additional class or series of stock senior to or on par with the Series B Preferred Stock; (iv) purchase, redeem or pay cash dividends on common stock; or (v) incur certain types of debt in excess of $750,000.

        The Company has no material commitments for capital expenditures.

(d)     OFF-BALANCE SHEET ARRANGEMENTS

        There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.     CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2005, the end of the period covered by this report, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

        CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The Company issued 90,909 shares of its newly created Series A Convertible Preferred Stock to Hormel Health Labs, LLC. A description of this transaction is contained in the Company's Current report on Form 8-K, dated January 24, 2005 and filed January 28, 2005.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.     OTHER INFORMATION

        None.

ITEM 6.     EXHIBITS

        Exhibit No.     Description of Exhibit
        -----------     -----------------------------------------------------
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

                              PACIFICHEALTH LABORATORIES, INC.


                              By: /S/ STEPHEN P. KUCHEN
                                  -------------------------------------------
                                  STEPHEN P. KUCHEN

                              Chief Financial Officer and Chief Operating
                              Officer (Principal Financial Officer and
                              Principal Accounting Officer)

                              Date: MAY 16, 2005