Form 10QSB
period 2005-06-30
PACIFICHEALTH LABORATORIES INC
filed 2005-08-17
CIK 1000278

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

                  For the quarterly period ended June 30, 2005

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

At August 15, 2005, there were 10,237,045 shares of common stock, par value $.0025 per share, of the issuer outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                                         PACIFICHEALTH LABORATORIES, INC.

                                                 TABLE OF CONTENTS
                                         ---------------------------------


PART I.   FINANCIAL INFORMATION
     ITEM 1.   FINANCIAL STATEMENTS

         Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004...................................4

         Statements of Operations (Unaudited) for the three and six months ended
                  June 30, 2005 and June 30, 2004...............................................................5

         Statements of Cash Flows (Unaudited) for the six months ended
                  June 30, 2005 and June 30, 2004...............................................................6

         Notes to Financial Statements..........................................................................7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF
OPERATIONS......................................................10

     ITEM 3.   CONTROLS AND PROCEDURES.........................................................................13

PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings...............................................................................14

     ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....................................14

     ITEM 3.   Defaults Upon Senior Securities.................................................................14

     ITEM 4.   Submission of Matters to a Vote of Security Holders.............................................14

     ITEM 5.   Other Information...............................................................................14

     ITEM 6.   Exhibits........................................................................................15


SIGNATURES.....................................................................................................15

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS


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

PART I.   FINANCIAL INFORMATION
   ITEM 1.   FINANCIAL STATEMENTS

                           PACIFICHEALTH LABORATORIES, INC.
                                    BALANCE SHEETS

                                        ASSETS

                                                           June 30,      December 31,
                                                             2005            2004
                                                          (Unaudited)
                                                         ------------    ------------
Current assets:
  Cash and cash equivalents                              $    292,476    $     25,832
  Accounts receivable, net                                    958,382         430,580
  Inventories                                               1,437,740       1,760,064
  Prepaid expenses                                            193,630         215,091
                                                         ------------    ------------
    Total current assets                                    2,882,228       2,431,567
Property and equipment, net                                    90,054         111,273
Deposits                                                       34,396          34,396
                                                         ------------    ------------
       Total assets                                      $  3,006,678    $  2,577,236
                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                          $    596,657    $    373,781
  Accounts payable and accrued expenses                     1,848,394       1,580,094
  Deferred revenue                                            502,971         376,000
                                                         ------------    ------------
     Total current liabilities                              2,948,022       2,329,875
                                                         ------------    ------------
Stockholders' equity:
  Preferred stock:
    Series A, no par value; 90,909 shares authorized,
     issued and outstanding at June 30, 2005
     (liquidation value $1,008,333)                           948,053               -
    Series B, no par value; 45,455 shares authorized,
     0 shares issued and outstanding at June 30, 2005
  Common stock, $.0025 par value; authorized
     50,000,000 shares; issued and outstanding:
     10,237,045 shares at June 30, 2005 and
     December 31, 2004, respectively                           25,592          25,592
  Additional paid-in capital                               15,779,138      15,778,865
  Accumulated deficit                                     (16,694,127)    (15,557,096)
                                                         ------------    ------------
                                                               58,656         247,361
                                                         ------------    ------------
       Total liabilities and stockholders' equity        $  3,006,678    $  2,577,236
                                                         ============    ============


                 See accompanying notes to financial statements.

                                       PACIFICHEALTH LABORATORIES, INC.
                                           STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30,2005 AND 2004
                                                 (UNAUDITED)

                                                          Three Months                     Six Months
                                                          Ended June 30,                 Ended June 30,
                                                  ---------------------------      -------------------------
                                                     2005             2004            2005          2004
                                                  -----------     -----------      -----------   -----------
Revenues:
  Net product sales                               $ 2,042,382     $ 2,204,522      $ 3,040,043   $ 4,508,119
Cost of goods sold                                  1,294,909       1,099,830        1,899,307     2,229,645
                                                  -----------     -----------      -----------   -----------
Gross Profit                                          747,473       1,104,692        1,140,736     2,278,474
Selling, general and administrative expenses        1,065,721       1,312,345        2,071,075     2,406,039
Research & development expense                         46,095          34,961          119,118        73,333
Depreciation expense                                   16,141          11,770           32,303        21,279
                                                  -----------     -----------      -----------   -----------
                                                    1,127,957       1,359,076        2,222,496     2,500,651
                                                  -----------     -----------      -----------   -----------
Loss before other income and expense                 (380,484)       (254,384)      (1,081,760)     (222,177)
Other income (expense):
  Interest income                                       1,315           2,191            2,922         4,792
  Interest expense                                    (28,181)        (30,616)         (47,743)      (57,647)
                                                  -----------     -----------      -----------   -----------
                                                      (26,866)        (28,425)         (44,821)      (52,855)
                                                  -----------     -----------      -----------   -----------
Loss before provision for income taxes               (407,350)       (282,809)      (1,126,581)     (275,032)
Provision for income taxes                                  -           7,306            2,115         7,306
                                                  -----------     -----------      -----------   -----------
Net loss attributable to common stockholders'     $  (407,350)    $  (290,115)     $(1,128,696)  $  (282,338)
                                                  ===========     ===========      ===========   ===========
Basic and diluted loss per share                        (0.04)    $     (0.03)     $     (0.11)  $     (0.03)
                                                  ===========     ===========      ===========   ===========
Weighted average common shares:
   Basic and diluted                               10,237,045      10,240,545       10,237,045    10,229,616
                                                  ===========     ===========      ===========   ===========

                 See accompanying notes to financial statements.

                                PACIFICHEALTH LABORATORIES, INC.
                                    STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30,2005 AND 2004
                                          (UNAUDITED)

                                                                     2005             2004
                                                                 -----------       -----------
Cash flows from operating activities:
 Net loss attributable to common stockholders'                   $(1,128,696)      $  (282,338)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                                      32,303            21,279
    Equity instrument based consulting expense                           272            16,139
   Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                      (527,802)         (581,258)
    Decrease (increase) in inventories                               322,324          (703,984)
    Decrease (increase) in prepaid expenses                           21,461           (27,594)
    Decrease (increase) in deposits                                   -                 (8,425)
    Increase (Decrease) in accounts payable/accrued expenses         259,967           841,098
    Increase (Decrease) in deferred revenue                          126,971             -
                                                                 -----------       -----------
Net cash used in operating activities                               (893,2OO)         (725,083)
                                                                 -----------       -----------
Cash flows from investing activity:
   Purchase of property and equipment                                (11,085)          (74,709)
                                                                 -----------       -----------
Net cash used in investing activity                                  (11,085)          (74,709)
                                                                 -----------       -----------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                         2,982,815         3,732,575
   Repayments of notes payable                                    (2,759,939)       (3,587,962)
   Preferred stock issued                                          1,000,000            -
   Costs associated with preferred stock issuance                    (51,947)           -
   Common stock issued                                                 -                42,750
   Fees in connection with private placement                           -               (68,635)
                                                                 -----------       -----------
Net cash provided by financing activities                          1,170,929           118,728
                                                                 -----------       -----------
Net increase (decrease) in cash and cash equivalents                 266,644          (681,064)
Cash and cash equivalents, beginning balance                          25,832         1,798,703
                                                                 -----------       -----------
Cash and cash equivalents, ending balance                        $   292,476       $ 1,117,639
                                                                 ===========       ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest                                        $    47,743       $    54,647
                                                                 ===========       ===========

   Accrued dividends on preferred stock                          $     8,333       $     -
                                                                 ===========       ===========

                           See accompanying notes to financial statements.

                        PACIFICHEALTH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

      The accompanying financial statements have been prepared assuming that PacificHealth Laboratories, Inc. (the "Company") will continue as a going concern. The Company has incurred significant recurring operating losses and significant negative cash flows from operations. The Company has an accumulated deficit of $16,685,794 as of June 30, 2005. The Company also has limited ability to borrow additional funds under its line of credit and is dependent on the completion of a financing in order to continue operations. Based on this, without any additional financing, the Company can continue to operate for 30-60 days from August 15, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      In December 2003, the Company entered into a purchasing agreement with a significant customer for its strength training products whereby all unsold product is subject to a right of return provision if certain minimum levels of retail sales in a 12-month period of time from the date of initial sale are not achieved. In March 2005, its major customer informed the Company that they would discontinue carrying the Company's strength training products. The Company and the customer agreed to a significant discount program in the second quarter of 2005 to transfer these products to the customer with no further recourse to the Company. Given the ongoing significant business relationship between the Company and the customer, the Company discounted product to the customer even though it was not contractually obligated to so.

      In April 2004, the Company entered into a purchasing agreement with the same significant customer for all other products sold to this customer whereby all unsold product is subject to return provisions identical or similar to the one disclosed above. Through December 31, 2004, in addition to the four criteria described above, the Company recognized revenue related to these products after analyzing retail sell-through data provided by the customer and the Company's expectation of future customer sell-through trends. A new agreement was signed in April 2005 that increased minimum levels of retail sell-through requirements. Starting January 1, 2005, the Company will recognize revenue when its major customer sells through its products to the consumer. This change was made due to the inability to accurately estimate future returns from this customer as the Company has previously agreed to accept returns/discounts of product from this customer that it was not contractually obligated to do so as well as because the Company entered into a new purchasing agreement with this customer that increased certain sell-through minimums.

3. INVENTORIES

        As of June 30, 2005 and December 31, 2004, inventories consisted of the following:

                                             06/30/05          12/31/04
                                            ----------        ----------
         Raw Materials                      $   63,692        $  104,745
         Work in process                             -            70,020
         Packaging supplies                     30,305            70,015
         Finished goods                      1,111,913         1,324,284
         Finished goods on consignment         231,830           191,000
                                            ----------        ----------

                                            $1,437,740        $1,760,064
                                            ==========        ==========

4. STOCK BASED COMPENSATION

      The Company did not grant any options to employees during the three and six months ended June 30, 2005. During the first six months of 2005, 311,200 options previously issued to employees expired.

      The Company granted 1,500 stock options to consultants during the three and six months ended June 30, 2005. These 1,500 options vested upon grant with an exercise price of $0.28 per share. These options were determined to have a value of $272 for the six months ended June 30, 2005 and this amount was charged to operations and added to paid-in capital in accordance with SFAS 123. In addition, 83,375 options issued to consultants expired during the first six months of 2005.

      The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

                                                     Three Months Ended June 30,    Six Months Ended June 30,

                                                         2004         2005            2004              2005
                                                       ---------    ---------      -----------        ---------
      Reported net loss                                $(407,350)   $(290,115)     $(1,128,696)       $(282,338)
      Stock-based employee compensation
         determined under the fair value based
         method, net of related tax effects              (21,160)     (43,855)         (80,227)         (86,657)
                                                       ---------    ---------      -----------        ---------

      Pro forma net loss                               $(428,510)   $(333,970)     $(1,208,923)       $(368,995)
                                                       =========    =========      ===========        =========

      Basic and diluted loss per share:
         As reported                                      ($0.04)      ($0.03)          ($0.11)          ($0.03)
         Pro forma                                        ($0.04)      ($0.03)          ($0.12)          ($0.04)

5. INCOME TAXES

      The Company has approximately $14,874,000 in Federal net operating loss carryovers that were generated through June 30, 2005 and are available to offset future taxable income in calendar years 2005 through 2025. The net operating losses for federal income tax purposes expire beginning in 2017. The valuation allowance increased $577,000 during the six months ended June 30, 2005 solely attributable to net operating losses.

      The components of the Company's deferred tax assets as of June 30, 2005 and December 31, 2004 are as follows:

                                                      06/30/05       12/31/04
                                                    ------------   -----------

      Net operating loss carry forwards             $  6,075,000   $ 5,498,000
      Inventory reserve                                  272,000       272,000
      Valuation allowance                             (6,347,000)   (5,770,000)
                                                    ------------   -----------
      Deferred tax asset                            $          -   $         -
                                                    ============   ===========

6. NOTES PAYABLE

      Included in notes payable at June 30, 2005 is $517,216 payable to USA Funding expiring May 31, 2006. The amount of available credit is based on the value of the Company's eligible receivables from time to time up to $1,000,000. Eligible receivables include those receivables that have payment terms equal to or less than net 45 days or have been outstanding for less than 90 days. The receivables are financed with recourse. This credit facility bears interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At June 30, 2005, the Company had approximately $125,000 of availability under this credit facility and as of August 15, 2005 the Company had approximately $ - 0 - of availability under this credit facility.

7. CONCENTRATION

      Our two largest customers accounted for approximately 30% and 14%, respectively, of net sales for the three months ended June 30, 2005 and 30% and 17%, respectively, of net sales for the three months ended June 30, 2004. Our two largest customers accounted for approximately 38% and 25%, respectively, of net sales for the six months ended June 30, 2005 and 37% and 18%, respectively, of net sales for the six months ended June 30, 2004. At June 30, 2005, the Company has deferred $502,971 in revenues related to one of these customers. At June 30, 2005, amounts due from these two customers represented approximately 30% and 22%, respectively, of accounts receivable. At December 31, 2004, amounts due from these two customers represented approximately 23% and 13%, respectively, of accounts receivable.

      Our two largest suppliers accounted for approximately 28% and 17%, respectively, of total purchases for the three months ended June 30, 2005 and 46% and 0%, respectively, of total purchases for the three months ended June 30, 2004. Our two largest suppliers accounted for approximately 16% and 13%, respectively, of total purchases for the six months ended June 30, 2005 and 45% and 0%, respectively, of total purchases for the six months ended June 30, 2004. At June 30, 2005, amounts due to these vendors represented approximately 34% and 34%, respectively, of accounts payable and accrued expenses. At December 31, 2004, amounts due to these vendors represented approximately 69% and 0%, respectively, of accounts payable and accrued expenses.

8. PREFERRED STOCK

      On January 28, 2005, the Company entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel pursuant to which the Company issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The Series A Preferred Stock issued to Hormel is convertible into an aggregate 909,090 shares of common stock, subject to adjustment. In connection with the Series A Preferred Stock Purchase Agreement, the Company and Hormel entered into an Investors' Rights Agreement on the same date. Under the Investors Rights Agreement, the Company agreed, upon request by the holders of the Series A Preferred Stock, and subject to customary terms and conditions, to file a registration statement with the Securities and Exchange Commission (the "SEC") registering for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock. In addition, the Company agreed to include the common stock issuable upon conversion of the Series A Preferred Stock in any other registration statement the Company may file with the SEC. Furthermore, the Company is prohibited from granting registration rights superior to those under the Investors Rights Agreement. Finally, the holders of the Series A Preferred Stock were granted a right to participate on a pro rata basis in future sales of equity securities (or securities exercisable for or convertible into equity securities). As long as at least 50% of the original shares of the Series A Preferred Stock remain outstanding, the holders have the right to designate an individual to be nominated to the Company Board of Directors, provided that such designee would be considered an independent director under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). Hormel has exercised this right by designating Mr. Gary Paxton to the Company's Board of Directors. Also, in connection with this transaction, the Company, Hormel and Dr. Robert Portman, the Chairman of the Company's Board of Directors and Chief Scientific Officer, entered into a Right of First Refusal and Co-Sale Agreement on January 28, 2005. Under this agreement, the Company and Hormel have the right of first refusal to purchase shares of the Company's common stock which are held by Dr. Portman and which he wishes to sell, at the price and terms offered by a third party. In addition, if the right of first refusal is not exercised in connection with any sale by Dr. Portman, Hormel will have the right to require a portion of its shares to be included with Dr. Portman's sale to a third party only. Certain sales by Dr. Portman will be exempt from these restrictions, including public sales by Dr. Portman pursuant to Rule 144 of the Securities Act of 1933, as amended.

      In the event of a liquidation of the Company, sale of substantially all of its assets, and certain mergers and consolidations involving the Company, the holders of the Series A Preferred Stock are entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series A Preferred Stock ($11 per share) plus accrued dividends ($8,333 as of June 30, 2005 included in accounts payable and accrued expenses on the balance sheet), if any, or (ii) the amount they would have received as holders of the number of shares of commons stock into which the Series A

      Preferred Stock is then convertible (the "Series A Liquidation Amount"-Liquidation value at June 30, 2005 is $1,008,333). In the event of the sale of substantially all of the Company's assets and certain mergers and consolidations involving the Company, if the Company does not effect a dissolution of the Company under the General Corporation Law of the State of Delaware within 60 days after such event, then the holders of a majority of the shares of the Series A Preferred Stock then outstanding will have the right to require the redemption of such shares at a price per share equal to the Series A Liquidation Amount. There are no sinking fund provisions applicable to the Series A Preferred Stock. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series A Preferred Stock outstanding. The Company is not required to pay accrued dividends except in connection with liquidation, merger or sale of the Company and certain other events. However, no dividends may be paid on common stock unless all accrued dividends on the Series A Preferred Stock have been paid. The holders of the Series A Preferred Stock are also entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. The holders of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Subject to certain adjustments, each share of the Series A Preferred Stock is convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock will increase, pursuant to a weighted average formula in the event that the Company issues common stock at a price below $1.10 per share, with certain exceptions.

      On April 28, 2005, the Company filed a Certificate of Designations (the "Certificate") creating the Series B Preferred Stock with the Secretary of the State of the State of Delaware. The Certificate was effective as of the date filed. Under the Certificate, 45,455 shares of authorized but unissued preferred stock were designated as Series B Preferred Stock. The Company filed the Certificate in contemplation of proposed financing transactions, but does not have a binding agreement as to an any financing. The Company has not issued any shares of Series B Preferred Stock to date. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series B Preferred Stock outstanding. The Company will not be required to pay accrued dividends except in connection with liquidation, dissolution, merger, consolidation or sale all or substantially all of the assets of the Company and certain other events. However, no cash dividends may be paid on common stock unless all accrued but unpaid dividends, if any, on Series B Preferred Stock have been paid. The holders of Series B Preferred Stock will also be entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. In the event of a liquidation of the Company, sale of all or substantially all of its assets, and certain mergers and consolidations involving the Company, the holders of the Series B Preferred Stock will be entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series B Preferred Stock plus accrued but unpaid dividends, if any, or (ii) the amount they would have received as holders of the number of shares of common stock into which their shares of Series B Preferred Stock then convertible. Subject to certain adjustments, each share of Series B Preferred Stock will be convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred Stock will increase, pursuant to a weighted average formula set forth in the Certificate, in the event the Company issues common stock at a price below $1.10 per share, with certain exceptions. The holders of the Series B Preferred Stock will be entitled to vote on an as-converted basis with the holders of the common stock and the Series A Preferred Stock together as a single class on all matters submitted for a vote of the holders of common stock. The Certificate also provides that in certain instances, the consent of the holders of at least 66% of the outstanding shares of Series B Preferred Stock will be required for the Company to take certain actions including: (i) liquidate, dissolve, merge or consolidate the Company or sell all or substantially all of its assets, unless the transaction would result in a certain rate of return for the holders of Series B Preferred Stock; (ii) amend the Company's Certificate of Incorporation or Bylaws in a manner adverse to the Series B Preferred Stock; (iii) create an additional class or series of stock senior to or on par with the Series B Preferred Stock; (iv) purchase, redeem or pay cash dividends on common stock; or (v) incur certain types of debt in excess of $750,000.

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

         SPORTS PERFORMANCE
         ------------------
         The Company's first sports performance product, ENDUROX(R), was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, the Company extended the ENDUROX line of products with ENDUROX EXCEL(R). In February 1999, the Company introduced ENDUROX(R) R(4)(R) Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R(4) has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, the Company introduced ACCELERADE(R) Sports Drink, to be taken during exercise using the same, patented technology as ENDUROX R(4). Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. In 2003, the Company introduced a ready-to-drink form of ACCELERADE. In December 2003, the Company acquired all of the outstanding shares of Strong Research Corp. ("STRONG"), a research-based educational sports nutrition company, in exchange for 150,000 shares of the Company's common stock. STRONG had no material revenues but is actively involved in the scientific education of athletes on proper nutrition utilizing leading Ph.D.-level scientists in sports nutrition. In March 2004, the Company introduced The NUTRIENT TIMING SYSTEM ("NTS"), the first suite of products specifically engineered for during, immediate post-workout, and subsequent use by strength-training athletes. The NTS product line was launched in GNC in March 2004 and sold exclusively in GNC locations through January 2005. In March 2005, the Company was informed by representatives of GNC that GNC would discontinue the NTS line of products.

         WEIGHT LOSS
         -----------
         In weight loss, the Company has focused its research and development efforts on development of novel nutritional compositions that stimulate the body's major satiety peptide, or cholecystokinin (CCK). In April 2000, the Company introduced our first weight loss product, SATIETROL(R), a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that SATIETROL, a pre meal beverage, can reduce hunger up to 43% three and one-half hours after eating. In January 2001, the Company extended our weight loss product line with the introduction of SATIETROL COMPLETE(R), a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, the Company signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline ("GSK") for its SATIETROL technology. Under the Agreement, the Company received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently terminated the Licensing Agreement in September 2002 with all rights reverting back to the Company. In the third quarter of 2003, the Company funded clinical studies performed at a private research firm that showed a statistically significant reduction in caloric intake in overweight individuals using a new improved form of SATIETROL in both beverage and tablet form. The Company has and will conduct additional studies on SATIETROL in 2005.

         TYPE 2 DIABETES
         ---------------
         Type 2 diabetes has become the fastest growing chronic condition in the United States. Obesity and poor glucose regulation appear to be the primary characteristics of Type 2 diabetes. Research has suggested that cholecystokinin
(CCK) may play a role in insulin release and glucose regulation. The Company's research in this area has focused upon the development of nutritional products that can help Type 2 diabetics lose weight by controlling appetite while improving glucose regulation. The Company will initiate clinical trials in the Type 2 diabetes area during the second half of 2005.

(B) RESULTS OF OPERATIONS - THREE- AND SIX- MONTHS ENDED JUNE 30, 2005 VS. JUNE 30, 2004

         We recorded a net loss of ($407,350), or ($0.04) per share, for the second quarter ended June 30, 2005 compared to a net loss of ($290,115), or ($0.03) per share, for the second quarter ended June 30, 2004. We recorded a net loss of ($1,128,696), or ($0.11) per share, for the six-month period ended June 30, 2005, compared to a net loss of ($282,338), or ($0.03) per share, for the six-month period ended June 30, 2004. The increased net loss for the three- and six- month periods ended June 30, 2005 as compared to the same periods in 2004 is due primarily to decreased revenues as detailed below.

         Revenues in the quarter ended June 30, 2005 were $2,042,382 compared to $2,204,522 for the same period in 2004. Revenues in the six-month period ended June 30, 2005 were $3,040,043 compared to revenues of $4,508,119 for the same period in 2004. Revenues decreased in the three-month period ending June 30, 2005 as compared to the same period in 2004 as promotional expenses paid to promote the Company's products that are deducted from revenues increased significantly. Revenues decreased in the six-month period ending June 30, 2005 as compared to the same period in 2004 primarily because the first six months of 2004 included significant opening orders for the NTS suite of products that the Company's major customer discontinued in 2005 as well as the aforementioned significant increases in promotional expenses that are deducted from revenues. The Company has started to recognize revenue sold to its major customer based upon when this major customer sells through the products to the consumer. This change was made due to the inability to accurately estimate future returns from this customer as well as because the Company entered into a new purchasing agreement that increased certain sell-through minimums. As a result, the Company has deferred approximately $38,000 in revenues to its major customer for the three months ended June 30, 2005 and approximately $503,000 in revenues to its major customer for the six months ended June 30, 2005. In the second quarter of 2005, the Company entered into an agreement with its major customer to resolve certain products previously sold to this customer amounting to $597,781 and recorded as deferred revenue by the Company. In connection with this settlement, the customer agreed to accept $257,957 of inventory as final product purchases from the Company with no future obligations on behalf of the Company. The balance of $339,824, which is included in accounts payable and accrued expenses in the balance sheet, is to be repaid to the customer over 12 months commencing in July 2005. As a result, $257,957 previously recorded as deferred was taken into revenue.

         Gross profit margin on product sales was 36.6% for the three months ended June 30, 2005, compared to 50.1% for the three months ended June 30, 2004. Gross profit margin on product sales was 37.5% for the six-month period ended June 30, 2005 versus 50.5% for the six-month period ended June 30, 2004. The decrease in gross profit margin for the three- and six-month periods ended June 30, 2005 compared to the same periods in 2004 is primarily due to the previously mentioned promotional expenses paid to promote the Company's products that are deducted from revenues and lower gross profit margins on newer products. From time to time, the Company may incur additional promotional expenses in connection with the sale of its products. These promotional expenses should result in higher unit volumes of sales of these products.

         Selling, general, and administrative ("S, G, & A") expenses decreased to $1,065,721 for the three-month period ended June 30, 2005 from $1,312,345 for the three-month period ended June 30, 2004. S, G, & A expenses decreased to $2,071,075 for the six-month period ended June 30, 2005 from $2,406,039 for the six-month period ended June 30, 2004. S, G, & A expenses decreased due primarily to decreases in advertising and marketing expenses associated with the discontinued NTS suite of products.

         Research and development ("R & D") expenses increased to $46,095 for the three months ended June 30, 2005 from $34,961 for the three months ended June 30, 2004. R & D expenses increased to $119,118 for the six months ended June 30, 2005 from $73,333 for the six months ended June 30, 2004. The increases were due to our aggressive R & D plan put in place as we continue to seek out additional patents and claims for our products. We anticipate R & D expenses will increase as we conduct additional clinical trials on all of our products.

         Interest expense decreased to $28,181 for the three months ended June 30, 2005 from $30,616 for the three months ended June 30, 2004. Interest expense decreased to $47,743 for the six months ended June 30, 2005 from $57,647 for the six months ended June 30, 2004. Interest expense is incurred in connection with our accounts receivable funding from USA Funding described in the "Liquidity and Capital Resources" section below. The decrease in interest expense in the three- and six-month periods was due to decreased use of available funding under the Company's existing line of credit.

(C) LIQUIDITY AND CAPITAL RESOURCES

         As of August 15, the Company's cash balance was approximately $200,000. Based on this, without any additional financing, the Company can continue to operate for 30-60 days from August 15, 2005. As a result of its current liquidity position, the Company's auditors in the December 31, 2004 financial statements have expressed doubt that the Company can continue as a going concern. The Company's financial statements do not include any adjustments related to this uncertainty.

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

         At June 30, 2005, the Company's current liabilities exceeded its current assets by approximately $57,000 with a ratio of current assets to current liabilities of approximately 0.98 to 1. At June 30, 2005, cash on hand was $292,476, an increase of $266,644 from December 31, 2004, primarily as the result of the investment by Hormel (see below) as well as an increase of $527,802 in accounts receivable, a decrease in inventory of $322,324, an increase in accounts payable and accrued expenses of $259,967, and an increase in deferred revenue of $126,971 from December 31, 2004. Accounts receivable increased and inventory decreased at June 30, 2005 from December 31, 2004 due to higher revenues in the second quarter of 2005 as compared to fourth quarter of 2004. Accounts payable and accrued expenses increased primarily as a result of a reclass from deferred revenue to accrued expenses resulting from a settlement with a major customer as further disclosed previously in MD&A under Results of Operations. Deferred revenue increased as the Company has deferred revenues related to shipments to a major customer.

         At June 30, 2005, notes payable increased $222,876 to $596,657 from December 31, 2004 primarily as a result of the increased use of our accounts receivable funding from USA Funding due to higher second quarter sales in 2005 compared to fourth quarter 2004. The amount of available credit is based on the value of the Company's eligible receivables from time to time up to $1,000,000. This credit facility bears interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At June 30, 2005, we had approximately $125,000 of availability under this credit facility and as of August 15, 2005 we had approximately $ - 0 - of availability under this credit facility.

         On January 28, 2005, the Company entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel pursuant to which the Company issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The Series A Preferred Stock issued to Hormel is convertible into an aggregate 909,090 shares of common stock, subject to adjustment. In connection with the Series A Preferred Stock Purchase Agreement, the Company and Hormel entered into an Investors' Rights Agreement on the same date. Under the Investors Rights Agreement, the Company agreed, upon request by the holders of the Series A Preferred Stock, and subject to customary terms and conditions, to file a registration statement with the Securities and Exchange Commission (the "SEC") registering for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock. In addition, the Company agreed to include the common stock issuable upon conversion of the Series A Preferred Stock in any other registration statement the Company may file with the SEC. Furthermore, the Company is prohibited from granting registration rights superior to those under the Investors Rights Agreement. Finally, the holders of the Series A Preferred Stock were granted a right to participate on a pro rata basis in future sales of equity securities (or securities exercisable for or convertible into equity securities). As long as at least 50% of the original shares of the Series A Preferred Stock remain outstanding, the holders have the right to designate an individual to be nominated to the Company Board of Directors, provided that such designee would be considered an independent director under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). Hormel has exercised this right by designating Mr. Gary Paxton to the Company's Board of Directors. Also, in connection with this transaction, the Company, Hormel and Dr. Robert Portman, the Chairman of the Company's Board of Directors and Chief Scientific Officer, entered into a Right of First Refusal and Co-Sale Agreement on January 28, 2005. Under this agreement, the Company and Hormel have the right of first refusal to purchase shares of the Company's common stock which are held by Dr. Portman and which he wishes to sell, at the price and terms offered by a third party. In addition, if the right of first refusal is not exercised in connection with any sale by Dr. Portman, Hormel will have the right to require a portion of its shares to be included with Dr. Portman's sale to a third party only. Certain sales by Dr. Portman will be exempt from these restrictions, including public sales by Dr. Portman pursuant to Rule 144 of the Securities Act of 1933, as amended.

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

         On April 28, 2005, the Company filed a Certificate of Designations (the "Certificate") creating the Series B Preferred Stock with the Secretary of the State of the State of Delaware. The Certificate was effective as of the date filed. Under the Certificate, 45,455 shares of authorized but unissued preferred stock were designated as Series B Preferred Stock. The Company filed the Certificate in contemplation of proposed financing transactions, but does not have a binding agreement as to an any financing. The Company has not issued any shares of Series B Preferred Stock to date. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series B Preferred Stock outstanding. The Company will not be required to pay accrued dividends except in connection with liquidation, dissolution, merger, consolidation or sale all or substantially all of the assets of the Company and certain other events. However, no cash dividends may be paid on common stock unless all accrued but unpaid dividends, if any, on Series B Preferred Stock have been paid. The holders of Series B Preferred Stock will also be entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. In the event of a liquidation of the Company, sale of all or substantially all of its assets, and certain mergers and consolidations involving the Company, the holders of the Series B Preferred Stock will be entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series B Preferred Stock plus accrued but unpaid dividends, if any, or (ii) the amount they would have received as holders of the number of shares of common stock into which their shares of Series B Preferred Stock then convertible. Subject to certain adjustments, each share of Series B Preferred Stock will be convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred Stock will increase, pursuant to a weighted average formula set forth in the Certificate, in the event the Company issues common stock at a price below $1.10 per share, with certain exceptions. The holders of the Series B Preferred Stock will be entitled to vote on an as-converted basis with the holders of the common stock and the Series A Preferred Stock together as a single class on all matters submitted for a vote of the holders of common stock. The Certificate also provides that in certain instances, the consent of the holders of at least 66% of the outstanding shares of Series B Preferred Stock will be required for the Company to take certain actions including: (i) liquidate, dissolve, merge or consolidate the Company or sell all or substantially all of its assets, unless the transaction would result in a certain rate of return for the holders of Series B Preferred Stock; (ii) amend the Company's Certificate of Incorporation or Bylaws in a manner adverse to the Series B Preferred Stock; (iii) create an additional class or series of stock senior to or on par with the Series B Preferred Stock; (iv) purchase, redeem or pay cash dividends on common stock; or
(v) incur certain types of debt in excess of $750,000.

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

ITEM 3. CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of June 30, 2005, the end of the period covered by this report, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, that such information is accumulated and disclosed to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 8, 2005, the Company held its Annual Meeting of Stockholders, pursuant to information contained in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement that were mailed to stockholders on May 10, 2005.

(b) One of the matters listed in the Company's Proxy for the meeting was the annual Election of Directors. There were four nominees for election who were elected by the shareholders to serve for a one-year term. The results of the balloting were as follows (Shares voting: 8,461,092 of 11,146,135):

         Nominee                   For           Against         Abstain
         -------                   ---           -------         -------
        Robert Portman          7,713,473          -0-            747,619
        Stephen P. Kuchen       8,259,709          -0-            201,383
        David Portman           7,649,857          -0-            811,235
        Michael Cahr            8,249,569          -0-            211,523
        David Mastroianni       6,166,572          -0-          2,294,520

        Although votes for Mr. Mastroianni were tabulated, Mr. Mastroianni resigned from the Board effective June 7, 2005 and therefore did not stand for re-election.

(c) Another matter voted upon by the stockholders was the ratification of the appointment of Eisner, LLP as independent auditors for the Company for the fiscal year ending December 31, 2005. This matter was approved. The results of the balloting for this matter was as follows:

                Matter                   For             Against       Abstain
                ------                   ---             -------       -------
        Appointment of auditors       8,234,148          225,569        1,375

        Eisner resigned as auditor of the Company effective June 17, 2005. The Company has hired the firm of Weiser LLP to serve as the Company's auditors for the fiscal year ending December 31, 2005.

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


                        PACIFICHEALTH LABORATORIES, INC.


                                            By: /S/ STEPHEN P. KUCHEN
                                               ---------------------------------
                                            STEPHEN P. KUCHEN
                                            Vice President (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

                                            Date: AUGUST 15, 2005