Form 10-Q
period 2005-09-30
PACIFICHEALTH LABORATORIES INC
filed 2005-11-16
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

-OR-

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Yes  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of he Exchange Act) Yes   No

At November 15, 2005, there were 10,237,045 shares of common stock, par value $.0025 per share, of the issuer outstanding.

Transitional small business disclosure format: Yes   No

PACIFICHEALTH LABORATORIES, INC.

Cautionary Note Regarding Forward-Looking Statements

     As used herein, unless we otherwise specify, the terms "we," "us," and "our" means PacificHealth Laboratories, Inc. and its subsidiaries.

     This Report contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

•	The development and testing of new products and the expansion of the market for our current products;
•	Implementing aspects of our business plans;
•	Financing goals and plans;
•	Our existing cash and whether and how long these funds will be sufficient to fund our operations; and
•	Our raising of additional capital through future equity financings.

     These and other forward-looking statements are primarily in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Generally, you can identify these statements because they use phrases like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report on Form 10-QSB. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot be sure when or if we will be permitted by regulatory agencies to undertake clinical trials or to commence any particular phase of clinical trials. Because of this, statements regarding the expected timing of clinical trials cannot be regarded as actual predictions of when we will obtain regulatory approval for any “phase” of clinical trials.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

ASSETS

	Sept 30, 2005 (Unaudited)	December 31, 2004

Current assets:
Cash and cash equivalents	341,158	25,832
Accounts receivable, net	619,716	430,580
Inventories	1,771,295	1,760,064
Prepaid expenses	107,445	215,091

Total current assets	2,839,614	2,431,567

Property and equipment, net	77,575	111,273

Deposits	43,690	34,396

Total assets	2,960,879	2,577,236

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Notes payable	$344,308	$373,781
Accounts payable and accrued expenses	1,769,902	1,580,094
Deferred revenue	443,427	376,000

Total current liabilities	2,557,637	2,329,875

Longterm liabilities:
Convertible notes payable	500,000	—

Stockholders' (deficit) equity:
Preferred stock:
Series A, convertible, no par value; 90,909 shares authorized,	948,052	—
issued and outstanding at September 30, 2005
(liquidation value $1,013,334)
Series B, convertible, no par value; 45,455 shares authorized,	—	—
0 shares issued and outstanding at September 30, 2005
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
10,237,045 shares at September 30, 2005 and
December 31, 2004, respectively	25,592	25,592
Additional paid-in capital	15,783,683	15,778,865
Accumulated deficit	(16,854,085)	(15,557,096)

	(96,758)	247,361

Total liabilities and stockholders' (deficit) equity	$2,960,879	$2,577,236

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenues:
Net product sales	$1,669,444	$1,892,737	$4,709,487	$6,400,856

Cost of goods sold	850,941	1,005,729	2,750,248	3,235,374

Gross Profit	818,503	887,008	1,959,239	3,165,482

Selling, general and administrative expenses	886,581	1,117,556	2,957,656	3,523,595
Research & development expense	43,037	33,808	162,155	107,141
Depreciation expense	16,121	14,338	48,424	35,617

	945,739	1,165,702	3,168,235	3,666,353

Loss before other income and expense	(127,236)	(278,694)	(1,208,996)	(500,871)

Other income (expense):
Interest income	1,253	2,154	4,175	6,946
Interest expense	(28,976)	(25,323)	(76,719)	(82,970)

	(27,723)	(23,169)	(72,544)	(76,024)

Loss before income taxes	(154,959)	(301,863)	(1,281,540)	(576,895)

Provision for income taxes	—	1,480	2,115	8,786

Net loss	$(154,959)	$(303,343)	$(1,283,655)	$(585,681)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.13)	$(0.06)

Weighted average common shares:
Basic and diluted	10,237,045	10,239,898	10,237,045	10,233,069

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

Cash flows from operating activities:
Net loss	$(1,283,655)	$(585,681)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	48,424	35,617
Amortization	—	7,619
Equity instrument based consulting expense	4,817	17,909
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(189,136)	(245,454)
(Increase) Decrease in inventories	(11,231)	(1,289,683)
Decrease (Increase) in prepaid expenses	107,646	(9,369)
(Increase) Decrease in deposits	(9,294)	(20,623)
Increase (Decrease) in accounts payable and accrued expenses	176,475	957,077
Increase (Decrease) in deferred revenue	67,427	—

Net cash used in operating activities	(1,088,527)	(1,132,588)

Cash flows from investing activity:
Purchase of fixed assets	(14,726)	(91,389)

Net cash used in investing activity	(14,726)	(91,389)

Cash flows from financing activities:
Proceeds from issuance of notes payable	4,473,947	5,551,377
Repayments of notes payable	(4,503,420)	(5,558,073)
Preferred stock issued	1,000,000	—
Costs associated with preferred stock issuance	(51,948)	—
Proceeds from issuance of convertible notes payable	500,000
Common stock issued	—	39,874
Fees in connection with private placement	—	(68,635)

Net cash provided by (used in) financing activities	1,418,579	(35,457)

Net increase (decrease) in cash and cash equivalents	315,326	(1,259,434)

Cash and cash equivalents, beginning balance	25,832	1,798,703

Cash and cash equivalents, ending balance	$341,158	$539,269

Supplemental disclosures of cash flow information:
Cash paid for interest	$76,719	$82,970

Accrued dividends on preferred stock	$13,334	$—

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

1.	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

The accompanying financial statements have been prepared assuming that PacificHealth Laboratories, Inc. (the "Company") will continue as a going concern. The Company has incurred significant recurring operating losses and significant negative cash flows from operations. The Company has an accumulated deficit of $16,854,085 as of September 30, 2005. The Company also has limited ability to borrow additional funds under its line of credit and is dependent on the completion of a financing in order to continue operations. Based on this, without any additional financing, the Company can continue to operate for 30-60 days from November 15, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has raised approximately $1 million in cash from the sale of its Series A Convertible Preferred Stock in January 2005 and $500,000 from the placement of convertible debt in August 2005. The Company continues to seek additional financing from certain strategic partners and other equity investors. The Company may explore other strategic alternatives. In addition, the Company is considering reducing operating expenses and has also been able to negotiate extended credit terms with certain vendors, including the Company's contract manufacturer. While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its efforts.

2.	Revenue Recognition

Sales are recognized when all of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured. Sales are recorded net of incentives paid to customers.

In December 2003, the Company entered into a purchasing agreement with a significant customer for its strength training products whereby all unsold product is subject to a right of return provision if certain minimum levels of retail sales in a 12-month period of time from the date of initial sale are not achieved. In March 2005, its major customer informed the Company that they would discontinue carrying the Company’s strength training products. The Company and the customer agreed to a significant discount program in the second quarter of 2005 to transfer these products to the customer with no further recourse to the Company. Given the ongoing significant business relationship between the Company and the customer, the Company discounted product to the customer even though it was not contractually obligated to so.

In April 2004, the Company entered into a purchasing agreement with the same significant customer for all other products sold to this customer whereby all unsold product is subject to return provisions identical or similar to the one disclosed above. Through December 31, 2004, in addition to the four criteria described above, the Company recognized revenue related to these products after analyzing retail sell-through data provided by the customer and the Company’s expectation of future customer sell-through trends. A new agreement was signed in April 2005 that increased minimum levels of retail sell-through requirements. Since January 1, 2005, the Company recognizes revenue when its major customer sells through its products to the consumer. This change was made due to the inability to accurately estimate future returns from this customer as the Company has previously agreed to accept returns/discounts of product from this customer that it was not contractually obligated to do so as well as because the Company entered into a new purchasing agreement with this customer that increased certain sell-through minimums.

3.	Inventories

As of September 30, 2005 and December 31, 2004, inventories consisted of the following:

	09/30/05	12/31/04

Raw Materials	$57,245	$104,745
Work in process	—	70,020
Packaging supplies	46,880	70,015
Finished goods	1,468,275	1,324,284
Finished goods on consignment	198,895	191,000

$
	1,771,295	$1,760,064

4.	Stock Based Compensation

The Company did not grant any options to employees during the nine months ended September 30, 2005. During the first nine months of 2005, 311,200 options previously issued to employees expired and 550,000 options previously issued to employees were terminated.

The Company granted 24,500 stock options to consultants during the nine months ended September 30, 2005. These 24,500 options vested upon grant with exercise prices ranging from $0.26 to $0.28 per share. These options were determined to have a value of $4,817 for the nine months ended September 30, 2005 and this amount was charged to operations and added to paid-in capital in accordance with SFAS 123. In addition, 83,375 options issued to consultants expired during the first nine months of 2005.

The Company granted 1,157,000 options to employees during the nine months ended September 2004. 1,140,000 of these options were granted during the third quarter of 2004. The exercise prices of these options ranged from $0.65 to $1.11 per share. The Company also granted 38,500 stock options and warrants to consultants during the nine months ended September 30, 2004. None of these stock options and warrants were granted during the third quarter of 2004. The exercise prices ranged from $0.83 to $0.90 per share. The fair value of these stock options and warrants amounted to $17,909 and have been included in the statement of operations.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004

Reported net loss	$(154,959)	$(303,343)	$(1,283,655)	$(585,681)
Stock-based employee compensation
determined under the fair value based
method, net of related tax effects	(37,500)	(227,057)	(117,727)	(313,714)

Pro forma net loss	$(192,459)	$(530,400)	$(1,401,382)	$(899,395)

Basic and diluted loss per share:
As reported	($0.02)	($0.03)	($0.13)	($0.06)
Pro forma	($0.02)	($0.05)	($0.14)	($0.09)

5.	Income Taxes

The Company has approximately $15,029,000 in Federal net operating loss carryovers that were generated through September 30, 2005 and are available to offset future taxable income in calendar years 2005 through 2025. The net operating losses for federal income tax purposes expire beginning in 2017. The valuation allowance increased $637,000 during the nine months ended September 30, 2005 solely attributable to net operating losses.

The components of the Company’s deferred tax assets as of September 30, 2005 and December 31, 2004 are as follows:

	09/30/05	12/31/04

Net operating loss carry forwards	$6,135,000	$5,498,000
Inventory reserve	272,000	272,000
Valuation allowance	(6,407,000)	(5,770,000)

Deferred tax asset
$
	—	$—

6.	Notes Payable

Included in notes payable at September 30, 2005 is $311,747 payable to USA Funding expiring May 31, 2006. The amount of available credit is based on the value of the Company’s eligible receivables from time to time up to $1,000,000. Eligible receivables include those receivables that have payment terms equal to or less than net 45 days or have been outstanding for less than 90 days. The receivables are financed with recourse. This credit facility bears interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At September 30, 2005, the Company had approximately $60,000 of availability under this credit facility and as of November 15, 2005 the Company had approximately $ - 0 - of availability under this credit facility.

7.	Concentration

The Company’s two largest customers accounted for approximately 18% and 17%, respectively, of net sales for the three months ended September 30, 2005 and 34% and 14%, respectively, of net sales for the three months ended September 30, 2004. The Company’s two largest customers accounted for approximately 29% and 21%, respectively, of net sales for the nine months ended September 30, 2005 and 36% and 17%, respectively, of net sales for the nine months ended September 30, 2004. At September 30, 2005, the Company has deferred $443,427 in revenues related to one of these customers. At September 30, 2005, amounts due from these two customers represented approximately 30% and 4%, respectively, of accounts receivable. At December 31, 2004, amounts due from these two customers represented approximately 23% and 13%, respectively, of accounts receivable.

One supplier accounted for approximately 42% of total purchases for the three months ended September 30, 2005 and one supplier accounted for 52% of total purchases for the three months ended September 30, 2004. The Company’s two largest suppliers accounted for approximately 25% and 10%, respectively, of total purchases for the nine months ended September 30, 2005 and 0% and 47%, respectively, of total purchases for the nine months ended September 30, 2004. At September 30, 2005, amounts due to these vendors represented approximately 47% and 13%, respectively, of accounts payable and accrued expenses. At December 31, 2004, amounts due to these vendors represented approximately 0% and 69%, respectively, of accounts payable and accrued expenses.

8.	Preferred Stock

On January 28, 2005, the Company entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel pursuant to which the Company issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The Series A Preferred Stock issued to Hormel is convertible into an aggregate 909,090 shares of common stock, subject to adjustment. In connection with the Series A Preferred Stock Purchase Agreement, the Company and Hormel entered into an Investors' Rights Agreement on the same date. Under the Investors Rights Agreement, the Company agreed, upon request by the holders of the Series A Preferred Stock, and subject to customary terms and conditions, to file a registration statement with the Securities and Exchange Commission (the “SEC”) registering for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock. In addition, the Company agreed to include the common stock issuable upon conversion of the Series A Preferred Stock in any other registration statement the Company may file with the SEC. Furthermore, the Company is prohibited from granting registration rights superior to those under the Investors Rights Agreement. Finally, the holders of the Series A Preferred Stock were granted a right to participate on a pro rata basis in future sales of equity securities (or securities exercisable for or convertible into equity securities). As long as at least 50% of the original shares of the Series A Preferred Stock remain outstanding, the holders have the right to designate an individual to be nominated to the Company Board of Directors, provided that such designee would be considered an independent director under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Hormel has exercised this right by designating Mr. Gary Paxton to the Company’s Board of Directors. Also, in connection with this transaction, the Company, Hormel and Dr. Robert Portman, the Chairman of the Company's Board of Directors and Chief Scientific Officer, entered into a Right of First Refusal and Co-Sale Agreement on January 28, 2005. Under this agreement, the Company and Hormel have the right of first refusal to purchase shares of the Company's common stock which are held by Dr. Portman and which he wishes to sell, at the price and terms offered by a third party. In addition, if the right of first refusal is not exercised in connection with any sale by Dr. Portman, Hormel will have the right to require a portion of its shares to be included with Dr. Portman's sale to a third party only. Certain sales by Dr. Portman will be exempt from these restrictions, including public sales by Dr. Portman pursuant to Rule 144 of the Securities Act of 1933, as amended.

In the event of a liquidation of the Company, sale of substantially all of its assets, and certain mergers and consolidations involving the Company, the holders of the Series A Preferred Stock are entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series A Preferred Stock ($11 per share) plus accrued dividends ($13,334 as of September 30, 2005 included in accounts payable and accrued expenses on the balance sheet), if any, or (ii) the amount they would have received as holders of the number of shares of commons stock into which the Series A Preferred Stock is then convertible (the “Series A Liquidation Amount”-Liquidation value at September 30, 2005 is $1,013,334). In the event of the sale of substantially all of the Company’s assets and certain mergers and consolidations involving the Company, if the Company does not effect a dissolution of the Company under the General Corporation Law of the State of Delaware within 60 days after such event, then the holders of a majority of the shares of the Series A Preferred Stock then outstanding will have the right to require the redemption of such shares at a price per share equal to the Series A Liquidation Amount. There are no sinking fund provisions applicable to the Series A Preferred Stock. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series A Preferred Stock outstanding. The Company is not required to pay accrued dividends except in connection with liquidation, merger or sale of the Company and certain other events. However, no dividends may be paid on common stock unless all accrued dividends on the Series A Preferred Stock have been paid. The holders of the Series A Preferred Stock are also entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. The holders of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Subject to certain adjustments, each share of the Series A Preferred Stock is convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock will increase, pursuant to a weighted average formula in the event that the Company issues common stock at a price below $1.10 per share, with certain exceptions.

On April 28, 2005, the Company filed a Certificate of Designations (the "Certificate") creating the Series B Preferred Stock with the Secretary of the State of the State of Delaware. The Certificate was effective as of the date filed. Under the Certificate, 45,455 shares of authorized but unissued preferred stock were designated as Series B Preferred Stock. The Company filed the Certificate in contemplation of proposed financing transactions, but does not have a binding agreement as to an any financing. The Company has not issued any shares of Series B Preferred Stock to date. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series B Preferred Stock outstanding. The Company will not be required to pay accrued dividends except in connection with liquidation, dissolution, merger, consolidation or sale all or substantially all of the assets of the Company and certain other events. However, no cash dividends may be paid on common stock unless all accrued but unpaid dividends, if any, on Series B Preferred Stock have been paid. The holders of Series B Preferred Stock will also be entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. In the event of a liquidation of the Company, sale of all or substantially all of its assets, and certain mergers and consolidations involving the Company, the holders of the Series B Preferred Stock will be entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series B Preferred Stock plus accrued but unpaid dividends, if any, or (ii) the amount they would have received as holders of the number of shares of common stock into which their shares of Series B Preferred Stock then convertible. Subject to certain adjustments, each share of Series B Preferred Stock will be convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred Stock will increase, pursuant to a weighted average formula set forth in the Certificate, in the event the Company issues common stock at a price below $1.10 per share, with certain exceptions. The holders of the Series B Preferred Stock will be entitled to vote on an as-converted basis with the holders of the common stock and the Series A Preferred Stock together as a single class on all matters submitted for a vote of the holders of common stock. The Certificate also provides that in certain instances, the consent of the holders of at least 66% of the outstanding shares of Series B Preferred Stock will be required for the Company to take certain actions including: (i) liquidate, dissolve, merge or consolidate the Company or sell all or substantially all of its assets, unless the transaction would result in a certain rate of return for the holders of Series B Preferred Stock; (ii) amend the Company’s Certificate of Incorporation or Bylaws in a manner adverse to the Series B Preferred Stock; (iii) create an additional class or series of stock senior to or on par with the Series B Preferred Stock; (iv) purchase, redeem or pay cash dividends on common stock; or (v) incur certain types of debt in excess of $750,000.

8.	Convertible Notes Payable

On August 24, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hormel. Pursuant to the Purchase Agreement, Hormel loaned the Company the principal amount of $500,000 in exchange for the Company’s Secured Convertible Promissory Note, which amount will accrue interest at a rate of 8% per annum (the “Note”). The outstanding principal balance under the Note and any accrued but unpaid interest thereon is due and payable on August 24, 2007 to the extent that Hormel has not exercised its conversion rights under the Note as described below. In the event of a default by the Company, interest on the outstanding principal balance will accrue at the rate of 10% per annum. The Note is secured by a subordinated lien on and security interest in the assets of the Company pursuant to the terms of a Security Agreement between the Company and Hormel, dated August 24, 2005 (the “Security Agreement”). As additional consideration for the loan, Hormel shall have the right at Hormel’s option to convert the outstanding principal amount and accrued and unpaid interest of the Note into shares of the common stock of the Company (the “Common Stock”), at a price per share equal to the product of (x) the weighted average closing price of the Common Stock for the five trading days preceding the notice of conversion of the Note and (y) 0.85. Hormel has agreed that it will not convert the Note if such conversion would cause Hormel, together with its affiliates, to beneficially own more than 9.9% of the shares of Common Stock then outstanding. However, Hormel may waive this limitation by providing written notice of such waiver to the Company with the waiver to be effective seventy-five days after receipt. On the same date, and in connection with the Purchase Agreement, the Company and Hormel amended and restated the Investor Rights Agreement, originally entered into between the parties on January 28, 2005 (the “Amended Rights Agreement”) to include the shares of Common Stock issuable upon conversion of the Note. Under the Amended Rights Agreement, the Company has agreed, (i) upon request by the holders of 33% of the Common Stock issuable or issued upon conversion of the Company’s Series A Preferred Stock or other convertible securities, including the Note (the “Registrable Securities”), and (ii) provided that the anticipated aggregate offering price, net of underwriting discounts and commissions would equal or exceed $1,000,000 and (iii) subject to customary terms and conditions, to file a registration statement with the Securities and Exchange Commission registering for resale the Registrable Securities. The Company has also agreed, upon request by the holders of 17% of the Registrable Securities, and subject to customary terms and conditions, to effect a registration on Form S-3 of the Registrable Securities. Under the Amended Rights Agreement, the holders of the Registrable Securities are also granted a right to participate on a pro rata basis in future sales of equity securities (or securities exercisable for or convertible into equity securities).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this Report on Form 10-QSB, the terms the “Company,” “we”, “us,” and “our” refer to PacificHealth Laboratories, Inc.

(a)  Introduction

     The Company was incorporated in April 1995 as a nutrition technology company that researches, develops, and commercializes functionally unique proprietary products for sports performance, weight loss and Type 2 diabetes.

      Sports Performance

     Our first sports performance product, ENDUROX®, was introduced in March 1996 with commercial sales beginning in May 1996. In March 1997, we extended the ENDUROX line of products with ENDUROX EXCEL®. In February 1999, we introduced ENDUROX® R4® Performance/Recovery Drink to be taken following exercise. In clinical studies performed or funded by the Company, ENDUROX R4 has demonstrated a number of exercise-related benefits including enhanced performance, extended endurance, and decreased post-exercise muscle damage. In June 2001, we introduced ACCELERADE® Sports Drink, to be taken during exercise using the same, patented technology as ENDUROX R4. Research studies funded by the Company have shown that ACCELERADE is significantly better than conventional sports drinks in improving endurance during exercise. In 2003, we introduced a ready-to-drink form of ACCELERADE. In December 2003, we acquired all of the outstanding shares of Strong Research Corp. (“STRONG”), a research-based educational sports nutrition company, in exchange for 150,000 shares of the our common stock. STRONG had no material revenues but is actively involved in the scientific education of athletes on proper nutrition utilizing leading Ph.D.-level scientists in sports nutrition. In March 2004, we introduced The NUTRIENT TIMING SYSTEM (“NTS”), the first suite of products specifically engineered for during, immediate post-workout, and subsequent use by strength-training athletes. The NTS product line was launched in GNC in March 2004 and sold exclusively in GNC locations through January 2005. In March 2005, representatives of GNC informed us that GNC would discontinue the NTS line of products.

      Weight Loss

     In weight loss, we have focused our research and development efforts on development of novel nutritional compositions that stimulate the body’s major satiety peptide, or cholecystokinin (CCK). In April 2000, we introduced our first weight loss product, SATIETROL®, a natural appetite control product based on this research. Clinical studies performed or funded by the Company have shown that SATIETROL, a pre meal beverage, can reduce hunger up to 43% three and one-half hours after eating. In January 2001, we extended our weight loss product line with the introduction of SATIETROL COMPLETE®, a 220-calorie meal replacement product that incorporates the patented SATIETROL technology. In June 2001, we signed an exclusive worldwide Licensing Agreement with GlaxoSmithKline (“GSK”) for our SATIETROL technology. Under the Agreement, we received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently terminated the Licensing Agreement in September 2002 with all rights reverting back to the Company. In the third quarter of 2003, we funded clinical studies performed at a private research firm that showed a statistically significant reduction in caloric intake in overweight individuals using a new improved form of SATIETROL in both beverage and tablet form. We have and will continue to conduct additional studies on SATIETROL in 2005.

      Type 2 Diabetes

     Type 2 diabetes has become the fastest growing chronic condition in the United States. Obesity and poor glucose regulation appear to be the primary characteristics of Type 2 diabetes. Research has suggested that cholecystokinin (CCK) may play a role in insulin release and glucose regulation. Our research in this area has focused upon the development of nutritional products that can help Type 2 diabetics lose weight by controlling appetite while improving glucose regulation. We have initiated clinical trials in the Type 2 diabetes area during the second half of 2005.

(b)  Results of Operations – Three- and Nine- Months Ended September 30, 2005 and September 30, 2004

     We recorded a net loss of ($154,959), or ($0.02) per share, for the quarter ended September 30, 2005 compared to a net loss of ($303,343), or ($0.03) per share, for the quarter ended September 30, 2004. The decreased net loss for the quarter ended September 30, 2005 as compared to the same period in 2004 is due primarily to decreased marketing expenses as detailed below. We recorded a net loss of ($1,283,655), or ($0.13) per share, for the nine-month period ended September 30, 2005, compared to a net loss of ($585,681), or ($0.06) per share, for the nine-month period ended September 30, 2004. The increased net loss for the nine- month period ended September 30, 2005 as compared to the same period in 2004 is due primarily to decreased revenues as detailed below.

     Revenues in the quarter ended September 30, 2005 were $1,669,444 compared to $1,892,737 for the same period in 2004. Revenues in the nine-month period ended September 30, 2005 were $4,709,487 compared to revenues of $6,400,856 for the same period in 2004. Revenues decreased in the three- and nine- month periods ending September 30, 2005 as compared to the same period in 2004 as revenues in 2004 included significant opening orders for the NTS suite of products that the Company’s major customer discontinued in 2005. We also incurred increased promotional expenses primarily in the first two quarters of 2005 to promote our products that are deducted from revenues. We started to recognize revenue sold to our major customer based upon when this major customer sells through the products to the consumer. This change was made due to the inability to accurately estimate future returns from this customer as well as because we entered into a new purchasing agreement that increased certain sell-through minimums. As a result, we recorded approximately $60,000 in revenues previously recorded as deferred from our major customer for the three months ended September 30, 2005 and we recorded approximately $443,000 as deferred revenues from our major customer for the nine months ended September 30, 2005. In the second quarter of 2005, we entered into an agreement with our major customer to resolve certain products previously sold to this customer amounting to $597,781 and previously recorded as deferred revenue. In connection with this settlement, the customer agreed to accept $257,957 of inventory as final product purchases from us with no future obligations on behalf of the Company. As a result, $257,957 previously recorded as deferred was taken into revenue in the nine months ended September 30, 2005. At September 30, 2005, we have paid back $89,667 to this customer. The balance of $269,002, which is included in accounts payable and accrued expenses in the balance sheet, is to be repaid to the customer in equal monthly installments through June 2006.

     Gross profit margin on product sales was 49.0% for the three months ended September 30, 2005, compared to 46.9% for the three months ended September 30, 2004. Gross profit margin on product sales was 41.6% for the nine-month period ended September 30, 2005 versus 49.5% for the nine-month period ended September 30, 2004. The increase in gross profit margin for the three-month period ended September 30, 2005 compared to the same period in 2004 is primarily due to decreased promotional expenses paid to promote our products that are deducted from revenues. The decrease in gross profit margin for the nine-month period ended September 30, 2005 compared to the same period in 2004 is primarily due to the previously mentioned promotional expenses paid to promote our products that are deducted from revenues and also lower gross profit margins on newer products. From time to time, we may incur additional promotional expenses in connection with the sale of its products. We anticipate that these promotional expenses will result in higher unit volumes of sales of these products.

     Selling, general, and administrative (“S, G, & A”) expenses decreased to $886,581 for the three-month period ended September 30, 2005 from $1,117,556 for the three-month period ended September 30, 2004. S, G, & A expenses decreased to $2,957,656 for the nine-month period ended September 30, 2005 from $3,523,595 for the nine-month period ended September 30, 2004. S, G, & A expenses decreased due primarily to decreases in advertising and marketing expenses associated with the discontinued NTS suite of products including the reduction of personnel.

     Research and development (“R & D”) expenses increased to $43,037 for the three months ended September 30, 2005 from $33,808 for the three months ended September 30, 2004. R & D expenses increased to $162,155 for the nine months ended September 30, 2005 from $107,141 for the nine months ended September 30, 2004. The increases were due to our aggressive R & D plan put in place as we continue to seek out additional patents and claims for our products. We anticipate R & D expenses will increase as we conduct additional clinical trials on all of our products.

     Interest expense increased to $28,976 for the three months ended September 30, 2005 from $25,323 for the three months ended September 30, 2004. Interest expense decreased to $76,719 for the nine months ended September 30, 2005 from $82,970 for the nine months ended September 30, 2004. Interest expense is incurred in connection with our accounts receivable funding from USA Funding described in the “Liquidity and Capital Resources” section below. The increase in interest expense in the three-month period ending September 30, 2005 versus the same period in 2004 was primarily due to the increased availability of accounts receivable during the 2005 time period accompanied by an increase in the prime rate. The decrease in interest expense in the nine-month period ending in 2005 versus the same period in 2004 was due to decreased use of available funding under our existing line of credit offset by an increase in the prime rate.

(c) Liquidity and Capital Resources

As of November 15, our cash balance was approximately $110,000. Based on this, without any additional financing, we can continue to operate for 30-60 days from November 15, 2005. As a result of our current liquidity position, our auditors in the December 31, 2004 financial statements have expressed doubt that we can continue as a going concern. Our financial statements do not include any adjustments related to this uncertainty.

Management has responded to the aforementioned risks by continuing to seek additional financing. In January 2005, we obtained an investment of $1,000,000 from Hormel Health Labs, LLC (“Hormel”), the terms of which are discussed below. In August 2005, we placed $500,000 of convertible notes with Hormel, the terms of which are discussed below. We are exploring other strategic alternatives including private placements of our common stock. In addition, we are considering reducing operating expenses. We have been able to finance our operations through an increase in accounts payable by negotiating extended terms from its vendors. While we are aggressively pursuing the opportunities and actions described above, there can be no assurance that we will be successful in its efforts.

At September 30, 2005, our current liabilities exceeded our current assets by approximately $282,000 with a ratio of current assets to current liabilities of approximately 1.11 to 1. At September 30, 2005, cash on hand was $341,158, an increase of $315,326 from December 31, 2004, primarily as the result of the investment by Hormel (see below), the placement of a convertible note with Hormel (see below), as well as an increase of $189,136 in accounts receivable, a increase in inventory of $11,231, an increase in accounts payable and accrued expenses of $189,808 (including preferred dividend accrual), and an increase in deferred revenue of $67,427 from December 31, 2004. Accounts receivable and inventory increased at September 30, 2005 from December 31, 2004 due to higher revenues in the third quarter of 2005 as compared to the fourth quarter of 2004. Accounts payable and accrued expenses increased primarily as a result of a reclassification from deferred revenue to accrued expenses resulting from a settlement with a major customer as further disclosed previously in MD&A under Results of Operations. Deferred revenue increased as we have deferred revenues related to shipments to a major customer (see above).

At September 30, 2005, notes payable decreased $29,473 to $344,308 from December 31, 2004 primarily as a result of the decreased use of our accounts receivable funding from USA Funding due to less eligible receivables in the second quarter 2005 compared to the fourth quarter 2004. The amount of available credit is based on the value of our eligible receivables from time to time up to $1,000,000. This credit facility bears interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At September 30, 2005, we had approximately $60,000 of availability under this credit facility and as of November 15, 2005 we had approximately $ - 0 - of availability under this credit facility.

On January 28, 2005, we entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel pursuant to which we issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The Series A Preferred Stock issued to Hormel is convertible into an aggregate 909,090 shares of common stock, subject to adjustment. In connection with the Series A Preferred Stock Purchase Agreement, we entered into an Investors’ Rights agreement with Hormel on the same date. Under the Investors Rights Agreement, we agreed, upon request by the holders of the Series A Preferred Stock, and subject to customary terms and conditions, to file a registration statement with the Securities and Exchange Commission (the “SEC”) registering for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock. In addition, we agreed to include the common stock issuable upon conversion of the Series A Preferred Stock in any other registration statement we may file with the SEC. Furthermore, we are prohibited from granting registration rights superior to those under the Investors Rights Agreement. Finally, the holders of the Series A Preferred Stock were granted a right to participate on a pro rata basis in future sales of equity securities (or securities exercisable for or convertible into equity securities). As long as at least 50% of the original shares of the Series A Preferred Stock remain outstanding, the holders have the right to designate an individual to be nominated to our Board of Directors, provided that such designee would be considered an independent director under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Hormel has exercised this right by designating Mr. Gary Paxton to our Board of Directors. Also, in connection with this transaction, we, Hormel and Dr. Robert Portman, our Chairman of the Board of Directors and Chief Scientific Officer, entered into a Right of First Refusal and Co-Sale Agreement on January 28, 2005. Under this agreement, we and Hormel have the right of first refusal to purchase shares of the our common stock which are held by Dr. Portman and which he wishes to sell, at the price and terms offered by a third party. In addition, if the right of first refusal is not exercised in connection with any sale by Dr. Portman, Hormel will have the right to require a portion of its shares to be included with Dr. Portman's sale to a third party only. Certain sales by Dr. Portman will be exempt from these restrictions, including public sales by Dr. Portman pursuant to Rule 144 of the Securities Act of 1933, as amended.

            In the event of a liquidation of the Company, sale of substantially all of our assets, and certain mergers and consolidations involving the Company, the holders of the Series A Preferred Stock are entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series A Preferred Stock ($11 per share) plus accrued dividends, if any, or (ii) the amount they would have received as holders of the number of shares of commons stock into which the Series A Preferred Stock is then convertible (the “Series A Liquidation Amount”). In the event of the sale of substantially all of our assets and certain mergers and consolidations involving the Company, if we do not effect a dissolution of the Company under the General Corporation Law of the State of Delaware within 60 days after such event, then the holders of a majority of the shares of the Series A Preferred Stock then outstanding will have the right to require the redemption of such shares at a price per share equal to the Series A Liquidation Amount. There are no sinking fund provisions applicable to the Series A Preferred Stock. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series A Preferred Stock outstanding. We are not required to pay accrued dividends except in connection with liquidation, merger or sale of the Company and certain other events. However, no dividends may be paid on common stock unless all accrued dividends on the Series A Preferred Stock have been paid. The holders of the Series A Preferred Stock are also entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. The holders of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Subject to certain adjustments, each share of the Series A Preferred Stock is convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock will increase, pursuant to a weighted average formula in the event that we issue common stock at a price below $1.10 per share, with certain exceptions.

            On April 28, 2005, we filed a Certificate of Designations (the "Certificate") creating the Series B Preferred Stock with the Secretary of the State of the State of Delaware. The Certificate was effective as of the date filed. Under the Certificate, 45,455 shares of authorized but unissued preferred stock were designated as Series B Preferred Stock. We filed the Certificate in contemplation of proposed financing transactions, but we do not have a binding agreement as to any financing. We have not issued any shares of Series B Preferred Stock to date. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series B Preferred Stock outstanding. We will not be required to pay accrued dividends except in connection with liquidation, dissolution, merger, consolidation or sale all or substantially all of the assets of the Company and certain other events. However, no cash dividends may be paid on common stock unless all accrued but unpaid dividends, if any, on Series B Preferred Stock have been paid. The holders of Series B Preferred Stock will also be entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. In the event of a liquidation of the Company, sale of all or substantially all of our assets, and certain mergers and consolidations involving the Company, the holders of the Series B Preferred Stock will be entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series B Preferred Stock plus accrued but unpaid dividends, if any, or (ii) the amount they would have received as holders of the number of shares of common stock into which their shares of Series B Preferred Stock then convertible. Subject to certain adjustments, each share of Series B Preferred Stock will be convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred Stock will increase, pursuant to a weighted average formula set forth in the Certificate, in the event we issue common stock at a price below $1.10 per share, with certain exceptions. The holders of the Series B Preferred Stock will be entitled to vote on an as-converted basis with the holders of the common stock and the Series A Preferred Stock together as a single class on all matters submitted for a vote of the holders of common stock. The Certificate also provides that in certain instances, the consent of the holders of at least 66% of the outstanding shares of Series B Preferred Stock will be required for us to take certain actions including: (i) liquidate, dissolve, merge or consolidate the Company or sell all or substantially all of our assets, unless the transaction would result in a certain rate of return for the holders of Series B Preferred Stock; (ii) amend our Certificate of Incorporation or Bylaws in a manner adverse to the Series B Preferred Stock; (iii) create an additional class or series of stock senior to or on par with the Series B Preferred Stock; (iv) purchase, redeem or pay cash dividends on common stock; or (v) incur certain types of debt in excess of $750,000.

            On August 24, 2005, we entered into another Securities Purchase Agreement (the “Purchase Agreement”) with Hormel. Pursuant to the Purchase Agreement, Hormel loaned us the principal amount of $500,000 in exchange for our Secured Convertible Promissory Note, which amount will accrue interest at a rate of 8% per annum (the “Note”). The outstanding principal balance under the Note and any accrued but unpaid interest thereon is due and payable on August 24, 2007 to the extent that Hormel has not exercised its conversion rights under the Note as described below. In the event of a default by the Company, interest on the outstanding principal balance will accrue at the rate of 10% per annum. The Note is secured by a subordinated lien on and security interest in the assets of the Company pursuant to the terms of a Security Agreement between us and Hormel dated August 24, 2005 (the “Security Agreement”). As additional consideration for the loan, Hormel shall have the right at Hormel’s option to convert the outstanding principal amount and accrued and unpaid interest of the Note into shares of the common stock of the Company (the “Common Stock”), at a price per share equal to the product of (x) the weighted average closing price of our Common Stock for the five trading days preceding the notice of conversion of the Note and (y) 0.85. Hormel has agreed that it will not convert the Note if such conversion would cause Hormel, together with its affiliates, to beneficially own more than 9.9% of the shares of Common Stock then outstanding. However, Hormel may waive this limitation by providing written notice of such waiver to the Company with the waiver to be effective seventy-five days after receipt. On the same date, and in connection with the Purchase Agreement, the Company and Hormel amended and restated the Investor Rights Agreement, originally entered into between the parties on January 28, 2005 (the “Amended Rights Agreement”) to include the shares of Common Stock issuable upon conversion of the Note. Under the Amended Rights Agreement, we have agreed, (i) upon request by the holders of 33% of the Common Stock issuable or issued upon conversion of the our Series A Preferred Stock or other convertible securities, including the Note (the “Registrable Securities”), and (ii) provided that the anticipated aggregate offering price, net of underwriting discounts and commissions would equal or exceed $1,000,000 and (iii) subject to customary terms and conditions, to file a registration statement with the Securities and Exchange Commission registering for resale the Registrable Securities. We have also agreed, upon request by the holders of 17% of the Registrable Securities, and subject to customary terms and conditions, to effect a registration on Form S-3 of the Registrable Securities. Under the Amended Rights Agreement, the holders of the Registrable Securities are also granted a right to participate on a pro rata basis in future sales of equity securities (or securities exercisable for or convertible into equity securities).

              We have no material commitments for capital expenditures.

(d)          Off-Balance Sheet Arrangements

            There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.    CONTROLS AND PROCEDURES

            Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of September 30, 2005, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

            Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

            None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

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

Date: November 15, 2005