Form 10KSB
period 2005-12-31
PACIFICHEALTH LABORATORIES INC
filed 2006-03-31
CIK 1000278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13
or 15 (d) of the Exchange Act.                                               |_|

Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days.   Yes |X|     No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
         Form 10-KSB or any amendment to this Form 10-KSB.      |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 under the Exchange Act). Yes |_|     No |X|

The issuer's revenues for its most recent fiscal year were $5,444,558.

As of March 29, 2006, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $7,204,643.

As of March 29, 2006, the issuer had 10,840,321 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):     Yes |_|    No |X|

                        PACIFICHEALTH LABORATORIES, INC.
                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2005



                                TABLE OF CONTENTS
                                -----------------

Note Concerning Forward Looking Information....................................1

PART I

ITEM 1.    BUSINESS............................................................4
ITEM 2.    PROPERTY...........................................................10
ITEM 3.    LEGAL PROCEEDINGS..................................................11
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................11

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........11
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................12
ITEM 7.    FINANCIAL STATEMENTS...............................................16
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................16
ITEM 8A.   CONTROLS AND PROCEDURES............................................17
ITEM 8B.   OTHER INFORMATION..................................................17

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................17
ITEM 10.   EXECUTIVE COMPENSATION.............................................21
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS........................................23
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................25
ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K........................................................26
ITEM 14.   PRINCIPAL ACCOUNTANTS FEES AND SERVICES ...........................26

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

         These and other forward-looking statements are primarily in the sections entitled "Item 6 - Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Item 1 - Business." Generally, you can identify these statements because they use phrases like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report.

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

PART I


ITEM 1.    BUSINESS.

1(A)     BUSINESS DEVELOPMENT

         PacificHealth Laboratories (hereinafter referred to as "the Company", "ours", "its", or "we") is a nutrition technology company that was incorporated in the state of Delaware in April 1995. Our mission is to discover, develop, and commercialize nutritional products to improve health, manage chronic disease, and enhance existing therapies that are patentable and are substantiated by well-controlled clinical trials conducted at leading university research centers. Our principal areas of focus include sports performance, weight loss, and management of Type II diabetes. Our products can be marketed without prior Food and Drug Administration ("FDA") approval under current regulatory guidelines. We employ multiple strategies for the commercialization of our technologies: 1) launch a brand via highly targeted consumer channels, 2) license the technology to a major food or drug company, or 3) a combination of both 1 and 2.

1(B)     BUSINESS OF THE ISSUER

         We are focused on developing patented protein-based nutrition products using two core technology platforms. One platform involves the activation of biochemical pathways by specific nutritional compositions to enhance muscle growth, energy, and transport pathways. Using this nutritional technology platform, our research efforts have been directed to product development for 1) improving exercise performance, 2) post-surgical muscle recovery, and 3) oral rehydration. The second technology platform involves stimulation of specific satiety peptides that are released in the gut. Using this nutritional technology platform, our research efforts have been directed in product development for
1) appetite suppression and weight loss, and 2) management of Type II diabetes.

ACTIVATION OF MUSCLE GROWTH, ENERGY, AND TRANSPORT PATHWAYS

         EXERCISE PERFORMANCE
         Our research into factors influencing exercise performance and muscle growth and recovery has led to the development and commercialization of a new generation of sports and recovery drinks. The key to our technology is the specific ratio in which protein is combined with carbohydrate. We have two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery. Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic and strength training athlete. These include:

      o  ENDURIX (R)/ENDUROX EXCEL(R) - Introduced in May 1996 and March 1997.

      o  ENDUROX R4(R) Recovery Drink - Introduced in February 1999

      o  ACCELERADE(R) Sports Drink - Introduced in June 2001

      o  NUTRIENT TIMING SYSTEM(R) ("NTS") Products - Introduced in March 2004

      o  ACCEL GEL(R) - Introduced in February 2004


         The NTS products were developed to address the needs of the strength athlete using our patented technology involving the combination of protein and carbohydrate. The NTS products consisted of MUSCLEADE(R), a sports drink; COUNTDOWN(R), a recovery product; and NTS PROTEIN(R), a protein supplement. To assist in our marketing of these products, in December 2003 we acquired all of the outstanding shares of Strong Research Co., a research-based educational company that focused on the strength-training athlete. These products were launched in GNC in March 2004 and were sold exclusively in GNC locations through January 2005. In March 2005, we were informed by representatives of GNC that GNC would discontinue our NTS line of strength training products. We determined that we were required to write off the value of our own inventory of NTS products. The inventory of NTS products at December 31, 2004, was approximately $679,000. During 2005, we wrote off an additional $93,255 of books and other ancillary products relating to the NTS product line not previously written off in 2004.

         On February 22, 2006, pursuant to an Asset Purchase Agreement of the same date, we sold to Mott's LLP ("Mott's") the patents, trademarks, web sites, and other intellectual property related to the our ACCELERADE and ENDUROX sports nutrition product lines for $4,000,000 in cash and potential future royalty payments. Simultaneously, we entered into a License Agreement with Mott's giving us the exclusive, royalty free right to continue to sell our sports nutrition products in powder, gel and pill form. Consequently, we will continue to sell our current sports nutrition products in the same manner as prior to the sale of the intellectual property assets.

         If Mott's launches a product using the purchased assets, we will receive royalty payments for a finite period following such launch, subject to an annual limitation on the amount of the royalty. There are no minimum royalties and there is no specific time by which Mott's must launch a product, but we will have the option to repurchase the assets if a product is not launched within a time specified in the Asset Purchase Agreement.

         POST-SURGICAL MUSCLE RECOVERY
         Scientific insights emanating from our discoveries in sports nutrition have led to a potentially new and exciting medical application. Individuals undergoing orthopedic surgery, particularly involving the shoulder, hip or knee, experience muscle atrophy that occurs as a normal consequence of muscle immobilization in the post-surgery period. The degree of muscle atrophy a patient experiences significantly impacts health care costs and quality of life. We are currently evaluating a novel nutritional formulation that has the potential of slowing muscle atrophy following a period of forced immobilization. Such a product could have enormous benefit for the 1.6 million patients who undergo arthroscopy and muscle and knee replacement operations each year, and the 5 million patients who suffer a sports related injury. A clinical study to examine the effectiveness of this formulation is underway. We have filed one patent on this technology and plan to file additional patents in the future.

         ORAL REHYDRATION
         Another scientific byproduct of our research on the effects of protein has been the identification of nutritional formulas that can enhance sodium transport. Such products would have widespread medical application in treating dehydration commonly associated with vomiting and diarrhea. We anticipate completing studies and filing patents for this indication in 2006.

ACTIVATION OF SATIETY PEPTIDES

         WEIGHT LOSS.
         Satiety peptides have been shown to reduce food intake and suppress appetite in humans. Our research has specifically focused on developing nutritional formulations that can stimulate cholecystokin (CCK), one the body's primary satiety peptides. CCK is normally released after a meal, particularly one high in fat and protein. CCK is often called the "feel full" protein because when it is released it gives a feeling of fullness and signals the brain to terminate the meal. The objective of our research is to develop a nutritional composition that stimulates and extends the duration of action of CCK in a calorically efficient way, i.e. to cause a release of CCK with 30-40 calories of specific nutrients rather than 1,000 calories.

         The first product we commercialized using this technology was SATIETROL(R) that was released in April 2000. This was followed by the introduction of a meal replacement product called SATIETROL COMPLETE(R) in January 2001. Clinical studies showed that both of these products could reduce hunger and reduce caloric intake. In June 2001, we signed an exclusive worldwide agreement with GlaxoSmithKline ("GSK") for our weight loss technology. Under the Agreement, we received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently terminated the Licensing Agreement in September 2002 with all rights reverting back to us.

         We have continued research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage and chewable tablet) and also has the potential to be added to food and increase the satiation property of the food to which it was added. Starting in the third quarter of 2003, the Company funded a number of clinical studies on an improved formulation. The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal. We have seven patents on our appetite suppressant technology with additional patents pending. We anticipate launching a product using the improved technology under the trade name SATIETRIM(R) in late 2006.

         TYPE II DIABETES
         Our appetite suppression technology may also have potential for the treatment of Type II diabetes, the fastest growing chronic condition in the U.S., affecting an estimated 46 million people. We have instituted clinical trials to measure the effectiveness of our formulation in controlling blood glucose.

         All of our existing and proposed products are expected to be manufactured in the Untied States by third parties. See item 1(b)(i) below.


1(B)(I)  PRINCIPAL PRODUCTS AND MARKETS

         (A) ENDUROX EXCEL DIETARY SUPPLEMENT

         ENDUROX EXCEL is a dietary supplement of which the principal ingredient is the herb ciwujia. Laboratory studies funded by us during 1995 at the University of North Texas Health Science Center in Fort Worth, Texas and the Institute of Nutrition and Food in China, have demonstrated that ENDUROX EXCEL can have a beneficial effect on exercise performance. In December 1996, we were issued patent #5,585,101 for our ENDUROX product.

         (B) ENDUROX R(4) RECOVERY / PERFORMANCE DRINK

         We launched ENDUROX R4 Performance / Recovery Drink in March 1999. Clinical trials funded by us during 1998 at the University of North Texas Health Science Center in Fort Worth, Texas and the Human Performance Lab at St. Cloud University in St. Cloud, Minnesota showed that when tested against the nation's leading sports drink, ENDUROX R4 delivered equal hydration effectiveness while enhancing performance and extending endurance by 55%, decreasing post-exercise muscle stress by 36%, reducing free radical build-up by 69%, and increasing the replenishment of muscle glycogen following exercise. These results have been published in a peer-review journal. In April 2000, we were issued patent #6,051,236 for ENDUROX R4. Patent office acceptance of specific claims does not necessarily permit us to make any specific claims to the public regarding this product. Our ability to make those claims is governed by the FDA, Federal Trade Commission, and other federal government agency regulations and guidelines.

         (C) ACCELERADE

         In June 2001, we introduced ACCELERADE Sports Drink. ACCELERADE Sports Drink is the first sports drink that contains protein. Studies sponsored by the Company and done independently by university researchers and published in peer-reviewed journals have demonstrated that ACCELERADE compared to a convention sports drink such as Gatorade improves endurance by 29%, decreases muscle damage by 83%, improves muscle recovery by 46%, and improves rehydration by 15%. To date, there are over 18 published studies on ACCELERADE. In January 2006, the company received a specific patent on this formula.

         (D) ACCEL GEL

         In February 2004, we introduced ACCEL GEL. ACCEL GEL is an energy gel that contains the patented 4:1 ratio found in ENDUROX R4 and ACCELERADE. ACCEL GEL is designed for endurance athletes.

         ENDUROX R4, ACCELERADE, and ACCEL GEL are distributed in health foods chains (GNC, Vitamin Shoppe, Vitamin World), sporting goods retailers (REI), cycling stores and catalogs (Performance Bike), running stores and catalogs (Road Runner Sports) and sports specialty stores.

1(B)(II)  DISTRIBUTION METHODS

         We have pursued a "multi-channel" distribution strategy in marketing our endurance products. At the present time, these products are being sold in over 9,000 retail outlets including GNC, sports specialty stores, independent health food retailers, independent bike retailers, health clubs, catalogs, and Internet sites. The NTS line of products was launched exclusively in GNC stores in 2004 before being discontinued by GNC in 2005 and is now available in a limited number of gyms and health food stores. We now sell all of our products in various foreign countries through independent distributors.

         To support our marketing efforts, we may use a variety of marketing methods including advertising in trade and consumer sports and health food magazines that are intended to reach our targeted consumer. In addition, we may attend trade shows and exhibitions, sponsor promotional programs/events and in-store promotions, and engage in public relations efforts that has resulted and may continue to result in articles in numerous sports, health, fitness, trade and natural product publications, newspaper coverage, and television spots.

         In the years ended December 31, 2005 and December 31, 2004, our expenditures for product advertising and promotion were approximately $603,000 and $1,045,000, respectively.

1(B)(III)  STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS

         The status of all products that have been the subject of or mentioned in public announcements by us in the past year are discussed above under the caption "1(b)(ii) - Principal Products and Markets".

1(B)(IV)  COMPETITION

         Following the asset sale of our sports drink intellectual property, we will only be manufacturing and distributing powder versions of ACCELERADE and ENDUROX R4 as well as ACCEL GEL. Our primary marketing focus will be the serious endurance athlete (cyclist, runner, triathlete and swimmer) as well as team sports. There are a number of companies that currently market products competitive to ENDUROX R4 and ACCELERADE. The major companies include Cytosport, PowerBar, EAS, and Clif Bar. Increased competitive activity from such companies could make it more difficult for us to establish market share since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than we.

         The weight loss market, in which SATIETRIM will compete, is a very competitive market place. Weight loss products tend to fall into four categories including: herbal supplements, meal replacement products (e.g., Slim Fast), food plans (e.g., Weight Watchers) and prescription products (e.g., Xenical). Today, weight loss products are manufactured by dietary supplement manufacturers, pharmaceutical manufacturers, diet food companies, and over-the-counter drug companies. Intense competitive activity in this market could make it difficult for us to establish market share, as most of the companies that have products in this category have greater financial, marketing, sales, manufacturing, and distribution resources than we have.

         We believe that long-term success in the marketplace for any of our products will be dependent on the proprietary nature of our formulas as well as such factors as distribution and marketing capabilities.

1(B)(V)  SUPPLIERS OF RAW MATERIALS

         We do not have manufacturing facilities and have no present intention to manufacture any products ourselves. We fulfill product needs through relationships with independent manufacturers. We generally do not have long-term contracts with any of these manufacturers. Competitors that do their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas because of their control of the manufacturing process.

         On January 28, 2005, we entered into an Exclusive Custom Manufacturing Agreement (the "Manufacturing Agreement") with an affiliate of our investor, Hormel Health Labs. The Manufacturing Agreement provides for the exclusive manufacturing and processing of our powered sports drinks at fixed prices. The initial term of the Manufacturing Agreement is one year, and was extended in August 2005 to two years.

         Generally, our contract manufacturers obtain raw materials necessary for the manufacture of our products from numerous sources. We generally do not have contracts with suppliers of materials required for the production of its products. We obtain ciwujia for our ENDUROX EXCEL caplet line of products from suppliers in the Peoples Republic of China. At the present time, we obtain all of our needs from one supplier in the People's Republic of China, but believe that we could switch to a number of alternative suppliers without significant effect. We have not entered into any long-term supply agreements with this supplier. In addition, all other raw materials used in our existing products are available from multiple sources.

         There is no assurance that suppliers will provide the raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the source of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control.

1(B)(VI)  DEPENDENCE ON MAJOR CUSTOMERS

         GNC and Performance, Inc. accounted for approximately 30% and 20%, respectively, of net sales in fiscal 2005 and 0% and 0%, respectively, of net accounts receivable at December 31, 2005. Deferred revenues for consigned inventory at GNC were $369,068 as of December 31, 2005. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

1(B)(VII)  PATENTS AND TRADEMARKS

         The following describes the patents and trademarks we have obtained related to our sports nutrition products and our weight loss technology. On February 22, 2006, we sold the patents and trademarks related to our ACCELERADE and ENDUROX line of sports nutrition products to Mott's, LLP, subject to an exclusive license back to us to continue to market the powder, gel and pill form of these products.

         We received a use patent, United States Patent No. 5,585,101 in December 1996 covering the use of ciwujia, the principal active herb in ENDUROX and ENDUROX EXCEL caplets, entitled Method to Improve Performance During Exercise Using the Ciwujia Plant. This patent expires in December 2013.

         We received a composition of matter patent, United States Patent No. 6,051,236, in April 2000 entitled Composition for Optimizing Muscle Performance During Exercise (see section 1(b)(i)(b)). This patent expires in April 2017.

         We received a composition of matter patent, United States Patent No. 6,207,638, in March 2001 entitled Nutritional Intervention Composition for Enhancing and Extending Satiety (see section 1(b)(i)(c)). This patent expires in March 2018.

         We received a use patent, United States Patent No. 6,429,190, in August 2002 entitled Method For Extending The Satiety Of Food By Adding A Nutritional Composition Designed To Stimulate Cholecystokinin (CCK). This patent expires in August 2019.

         We received a composition of matter patent, United States Patent No. 6,436,899, in August 2002 entitled Nutritional Intervention Composition for Enhancing and Extending Satiety. This patent expires in August 2019.

         We received a composition of matter patent, United States Patent No. 6,468,962, in October 2002 entitled Nutritional Intervention Composition for Enhancing and Extending Satiety. This patent expires in October 2019.

         We received a composition of matter patent, United States Patent No. 6,558,690, in May 2003 entitled Nutritional Intervention Composition for Improving Efficacy of a Lipase Inhibitor. This patent expires in May 2020.

         We received a composition of matter patent, United States Patent No. 6,716,815, in April 2004 entitled Nutritional Intervention Composition for Enhancing and Extending Satiety. This patent expires in April 2021.

         We received a composition of matter patent, United States Patent No. 6,838,431, in January 2005 entitled Nutritional Intervention Composition Containing Protease Inhibitor Extending Post Meal Satiety. This patent expires in January 2022.

         We received a composition of matter patent, United States Patent No. 6,989,171, in January 2006 entitled Sports Drink Composition For Enhancing Glucose Uptake and Extending Endurance During Physical Exercise. This patent expires in January 2023.

         We also have several patents pending on our technology. To the extent these are improvements on our existing sports drink patents, Mott's will own these patents, but we will have an exclusive license to use them in powder, gel and pill products.

         The patent holder for all patents is our CEO and President, Dr. Robert Portman. Our policy is to have all patents assigned to us upon filing. Patent numbers 6,051,236 and 6,989,171 above have been assigned to Mott's. To the extent we do not have patents on our products, there can be no assurance that another company will not replicate one or more of our products, nor is there any assurance that patents that are obtained will provide meaningful protection or significant competitive advantages over competing products. For example, our use patent on ciwujia would not prevent the sale of a product containing that herb with a claim or for a use that was not covered by our patent.

         We also obtained federal trademark registrations for ENDUROX, ENDUROX EXCEL, ENDUROX PROHEART, ENDUROX R(4), SATIETROL, SATIETROL COMPLETE, ACCELERADE, ACCEL GEL, COUNTDOWN, and MUSCLEADE among others. We also have filed our trademarks in most Western European countries, Canada, Mexico and Japan. Our policy is to pursue registrations for all of the trademarks associated with our key products, and to protect our legal rights concerning the use of our trademarks. We rely on common law trademark rights to protect our unregistered trademarks.

1(B)(VIII) AND (IX)  GOVERNMENTAL REGULATION

         We have determined that all of our existing and proposed products, as described above, are nutritional or dietary supplements as defined under federal statutes and regulations of the FDA. Neither nutritional supplements nor dietary supplements require FDA or other governmental approval prior to their marketing in the United States. No governmental agency or other third party makes a determination as to whether our products qualify as nutritional supplements, dietary supplements, or neither. We make this determination based on the ingredients contained in the products and the claims made for the products. The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture and the Environmental Protection Agency. Our activities also are subject to regulation by various agencies of the states and localities in which our products are sold.

         We market products that are covered under two types of FDA regulations, Nutritional Supplements and Dietary Supplements. Nutritional Supplements contain food and GRAS (Generally Regarded as Safe) ingredients and do not require FDA approval or notification. Such products must follow labeling guidelines outlined by the FDA.

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

1(B)(X)  EXPENDITURES FOR RESEARCH AND DEVELOPMENT

         Our research and development expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were as follows: 2005 - $195,000; 2004 - $145,000. The primary reason for the increase was due to our aggressive R & D plan put in place as we continue to seek out additional patents and claims for our products. We anticipate R & D expenses will increase as we conduct additional clinical trials on all of our products.

1(B)(XI)  COMPLIANCE WITH ENVIRONMENTAL LAWS

         We are not aware of any administrative or other costs that we may incur which are directly related to compliance with environmental laws, and we have not experienced any other significant effect from the impact of environmental laws.

1(B)(XII)  EMPLOYEES

         At the present time, we have eleven (11) full time employees and one
(1) part time employee. Of these, two employees are executive, six are in sales and marketing, and four are in accounting, operations and administrative. We employ a number of consultants who devote limited portions of their time to our business. None of our employees are represented by a union and we believe that our employee relations are good.

ITEM 2.    DESCRIPTION OF PROPERTY

         In July 2003, we moved our headquarters from Woodbridge, NJ to larger facilities located in Matawan, NJ. At this time, we entered into a four-year (48-month) lease for approximately 5,500 square feet at a price of $22.50 per square foot, including utilities, for an annual rent expense of $123,750 for the first thirty-three (33) months. During the last fifteen (15) months of the lease, the rent increases to $25.50 per square foot, including utilities, for an aggregate annual rent expense of $140,250.

         We do not intend to develop our own manufacturing capabilities, because management believes that the availability of manufacturing services from third parties on a contract basis is more than adequate to meet our needs in the foreseeable future.

         We do not own any real property nor do we have any real estate investments.

ITEM 3.    LEGAL PROCEEDINGS

         We have learned that a complaint was filed against us in the Circuit Court of the 18th Judicial Circuit, Dupage County, Illinois by Paket Corporation, a former supplier. The complaint seeks approximately $173,000 for breach of contract. Although the complaint was filed at the end of December 2005, we have not yet been served with the complaint. We deny any liability and have engaged counsel to bring suit against Paket Corporation in Federal Court in Illinois for breach of contract by Paket.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND COMPANY PURCHASES OF EQUITY SECURITIES.

5(A)     MARKET INFORMATION.

         Our common stock is currently traded on the over-the-counter market on the OTC Bulletin Board, under the symbol "PHLI".

         The following table sets forth, in dollars and cents (in lieu of fractions), the high and low sales prices of our common stock since January 1, 2004, as reported by the OTC Bulletin Board. The prices in the table may not represent actual transactions. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.


                                                            High        Low
                                                            ----        ---

First Quarter 2006 through March 29                        $1.24       $0.17

Year ended December 31, 2005                                High        Low
----------------------------                                ----        ---

First Quarter                                              $0.92       $0.40
Second Quarter                                             $0.63       $0.21
Third Quarter                                              $0.35       $0.16
Fourth Quarter                                             $0.40       $0.08

Year ended December 31, 2004                                High        Low
----------------------------                                ----        ---

First Quarter                                              $0.75       $0.45
Second Quarter                                             $0.85       $0.56
Third Quarter                                              $1.50       $0.65
Fourth Quarter                                             $0.95       $0.70

         On March 29, 2006, the closing price of our common stock as reported by the OTC Bulletin Board was $0.85 per share.

5(B)     HOLDERS

         As of March 29, 2006, there were approximately 100 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our stock as many beneficial holders have their stock in "street name".

5(C)     DIVIDENDS

         We have never paid or declared dividends upon our common stock and we do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future.

         We have 90,909 shares of Series A Preferred Stock outstanding. Cumulative annual dividends accrue at the rate of $.022 on each share of Series A Preferred Stock outstanding. We are not required to pay accrued dividends except in connection with a liquidation, merger, sale, or certain other events. However, no dividends may be paid on common stock unless all accrued dividends on the Series A Preferred Stock have been paid. The holders of the Series A Preferred Stock are also entitled to participate in any dividends paid to the holders of common stock on an as-converted basis.

5(D)     RECENT SALES OF UNREGISTERED SECURITIES

5(D)(I)  RECENT SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered securities other than as reported in prior forms 10-KSB, 10-QSB or 8-K.

         COMPANY REPURCHASES

         We did not repurchase any shares of our common stock in the fourth quarter of 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

6(A)     INTRODUCTION

         We were incorporated in April 1995 to discover, develop and commercialize nutritional products that are patentable and substantiated by well-controlled clinical trials conducted at leading university research centers. Our principal areas of focus include sports performance, weight loss, and management of Type II diabetes. We introduced our first product, ENDUROX, in March 1996. We extended our exercise performance products with the introduction of ENDUROX R4 Recovery Drink in March 1999, ACCELERADE Sports Drink in May 2001, and ACCEL GEL in February 2004. These products are based on our patented technology that involves the combination of carbohydrate and protein in a specific ratio. A number of studies, both funded by our company and also conducted independently, demonstrate that this technology can extend endurance, decrease post-exercise muscle damage, speed recovery and improve rehydration.

         In April 2000, we introduced our first product for weight loss that was based upon a novel mode of action - the stimulation of one of the body's principal satiety peptides, cholecystokinin (CCK). This technology was launched under the brand name SATIETROL. In June 2001, we licensed this product to GSK and discontinued promotion of our brand. In September 2002, the license was returned to us and we initiated a program to improve both the efficacy and form versatility of the technology. We anticipate launching a new ready-to-drink beverage based on the enhanced technology under the brand name SATIETRIM in 2006.

         In February 2006, we entered into an asset sale with Mott's, LLC, a division of Cadbury Schweppes, (see section 1(b)). As part of the agreement we will continue to sell the powder, gel and pill forms of ACCELERADE, ENDUROX R4 and ACCEL GEL, both in the United States and in those countries where we are presently doing business.

6(B)     RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2005 AND 2004

         We generated a net loss applicable to common stockholders of ($652,410) or ($0.06) per share for the year ended December 31, 2005 compared to net loss applicable to common stockholders of ($2,521,096) or ($0.25) per share for the year ended December 31, 2004. The decrease in net loss is primarily attributed to the write-off of inventory and patents associated with our NTS line of products in 2004 as detailed in section 1(b)(i)(e) above as well as a tax benefit as a result of a reduction in the valuation allowance associated with deferred tax assets in 2005 of $1,503,410.

         Revenues for the year ended December 31, 2005 were $5,444,558 compared to $6,807,271 for the same period in 2004. The decrease in revenues in 2005 as compared to 2004 was due primarily to sales of the NUTRIENT TIMING SYSTEM suite of products in 2004 that was discontinued in 2005 (see 1(b)(i)(e) above).

         Our gross profit margin on product sales (before the inventory write-off, see section 1(b)(i)(e) above) decreased to 37.4% in 2005 from 47.1% in 2004. The decrease in gross profit margin in 2005 compared to 2004 is primarily due to promotional expenses paid to promote our products that are deducted from revenues and also lower gross profit margins on newer products. From time to time, we may incur additional promotional expenses in connection with the sale of our products. We anticipate that these promotional expenses will result in higher unit volumes of sales of these products.

         Our selling, general, and administrative expenses ("S, G, & A") decreased $898,821 to $3,721,567 for the year ended December 31, 2005 from $4,620,388 for the year ended December 31, 2004. S, G, & A expenses decreased due primarily to decreases in advertising and marketing expenses associated with the discontinued NTS suite of products including the reduction of personnel. We anticipate S, G, & A expenses will decrease in 2006 as a result of a change in our sales and marketing model.

         Research and development expenses increased $50,281 to $195,242 for the year ended December 31, 2005 from $144,961 for the year ended December 31, 2004. The primary reason for the increase in research and development expenses is due to our aggressive R & D plan put in place as we continue to seek out additional patents and claims for our products. We anticipate R & D expenses will increase as we conduct additional clinical trials on all of our products.

         Interest expense increased $6,399 to $102,134 for the year ended December 31, 2005 versus interest expense of $95,735 for the year ended December 31, 2004. Interest expense is incurred in connection with our accounts receivable funding from USA Funding described in the "Liquidity and Capital Resources" section below as well as in connection with our convertible notes payable as detailed in Section 6(c) below. The increase in interest expense was due primarily to an increase in the prime rate as well as the interest on the convertible notes payable placed in 2005.

         The loss on patent impairment of $137,138 for the year ended December 31, 2004 was due to the write-off of patents associated with our NTS line of products which have been discontinued by GNC as noted in section 1(b)(i)(e) above.

6(C)     LIQUIDITY AND CAPITAL RESOURCES

         Our cash and liquidity position significantly improved with the sale on February 22, 2006 of our sports drink patents and trademarks to Mott's for $4,000,000 cash plus future potential royalties. We used a portion of the cash proceeds of this transaction to repay $277,067 owed under our accounts receivable facility, to repay the $500,000 Convertible Note with interest held by Hormel, and approximately $611,981 owed to our exclusive contract manufacturer (an affiliate of Hormel). Prior to this transaction, we had experienced significant liquidity problems. There can be no assurance that we will not experience cash and liquidity problems again in the future.

         At December 31, 2005, our current assets exceeded our current liabilities by $987,133 with a ratio of current assets to current liabilities of approximately 1.48 to 1. At December 31, 2005, cash on hand was $138,487, an increase of $112,655 from December 31, 2004, primarily as the result of the investment by Hormel (see below), the placement of a convertible note with Hormel (see below), as well as a decrease of $242,745 in accounts receivable, a decrease in inventory of $450,285, a decrease in accounts payable and accrued expenses of $33,136, a decrease in notes payable of $243,837, and an decrease in deferred revenue of $6,932 from December 31, 2005. Accounts receivable decreased due to low late 4th quarter sales in 2005 and inventory decreased due primarily to more efficient turns of inventory.

         Notes payable (other than the long-term Convertible Note discussed below) decreased $243,837 to $129,944 at December 31, 2005 primarily as a result of the decreased use of our accounts receivable funding from USA Funding due to low late 4th quarter sales in 2005. During the second quarter of 2003, we secured a $750,000 asset-based credit facility from USA Funding of Dallas, TX. This facility was for one year commencing on June 1, 2003. This credit facility was subsequently increased to $1,000,000 and renewed for 2 years commencing June 1, 2004. This credit facility bore interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At December 31, 2005, we had approximately $ -0- of availability under this credit facility. On February 22, 2006, with the proceeds of the sale of our sports drink assets to Mott's, we repaid this facility in full and terminated it.

         As of December 31, 2005, we had outstanding 90,909 shares of our Series A Preferred Stock outstanding. In the event of our liquidation, sale of substantially all of our assets, and certain mergers and consolidations involving us, the holders of the Series A Preferred Stock are entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series A Preferred Stock ($11 per share) plus accrued dividends, if any, or (ii) the amount they would have received as holders of the number of shares of common stock into which the Series A Preferred Stock is then convertible (the "Series A Liquidation Amount"). In the event of the sale of substantially all of our assets and certain mergers and consolidations involving us, if we do not effect a dissolution under the General Corporation Law of the State of Delaware within 60 days after such event, then the holders of a majority of the shares of the Series A Preferred Stock then outstanding will have the right to require the redemption of such shares at a price per share equal to the Series A Liquidation Amount. There are no sinking fund provisions applicable to the Series A Preferred Stock. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series A Preferred Stock outstanding. We are not required to pay accrued dividends except in connection with liquidation, merger or sale of the Company and certain other events. However, no dividends may be paid on common stock unless all accrued dividends on the Series A Preferred Stock have been paid. The holders of the Series A Preferred Stock are also entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. The holders of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Subject to certain adjustments, each share of the Series A Preferred Stock is convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock will increase, pursuant to a weighted average formula in the event that we issue common stock at a price below $1.10 per share, with certain exceptions.

         On August 24, 2005, we entered into another Securities Purchase Agreement (the "Purchase Agreement") with Hormel. Pursuant to the Purchase Agreement, Hormel loaned us the principal amount of $500,000 in exchange for our Secured Convertible Promissory Note, which amount would accrue interest at a rate of 8% per annum (the "Note"). The outstanding principal balance under the Note and any accrued but unpaid interest thereon was due and payable on August 24, 2007 to the extent that Hormel had not exercised certain conversion rights under the Note. In the event we defaulted, interest on the outstanding principal balance would accrue at the rate of 10% per annum. The Note was secured by a subordinated lien on and security interest in our assets pursuant to the terms of a Security Agreement between us and Hormel dated August 24, 2005. As additional consideration for the loan, Hormel shall have the right at Hormel's option to convert the outstanding principal amount and accrued and unpaid interest of the Note into shares of our common stock (the "Common Stock"), at a price per share equal to the product of (x) the weighted average closing price of our Common Stock for the five trading days preceding the notice of conversion of the Note and (y) 0.85. Hormel has agreed that it will not convert the Note if such conversion would cause Hormel, together with its affiliates, to beneficially own more than 9.9% of our shares of Common Stock then outstanding. However, Hormel may waive this limitation by providing written notice of such waiver to us with the waiver to be effective seventy-five days after receipt. On February 22, 2006, we repaid the principal and accrued interest of this Note in full with the proceeds of the sale of assets to Mott's.

         We have no material commitments for capital expenditures.

6(D)     IMPACT OF INFLATION

         We expect to be able to pass inflationary increases for raw materials and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business. However, our operating history is very limited, and this expectation is based more on observations of our competitors' historic operations than our own experience.

6(E)     SEASONALITY

         Sports nutrition products tend to be seasonal, especially in the colder climates. Lower sales are typically realized during the first and fourth quarters and higher sales are typically realized during the second and third fiscal quarters. We also plan our advertising and promotional campaigns for the ENDUROX R4 and ACCELERADE products around these seasonal demands. Weight loss products also have seasonality with greater sales seen in the first and second quarters following New Year's resolutions and people getting in shape for the summer. Similarly, advertising and promotional expenditures for SATIETROL are designed to take advantage of this seasonality. We believe that the impact of new product introductions and marketing expenses associated with the introduction of new products will have a far greater impact on our operations than industry and product seasonality.

6(F)     IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In December 2004, the FASB issued Statement 123 (Revision 2004), "Share-Based Payment," and is effective for reporting periods beginning after December 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company does not anticipate that adoption of this standard will have a material impact on its financial position, results of operations, or its cash flows.

         In November 2004, the FASB issued FAS 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that adoption of this standard will have a material impact on its financial position, results of operations, or its cash flows.

         In December 2004, the FASB issued FAS 153 "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board
(IASB) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. The accounting for non- monetary exchanges was identified as an area in which the U.S. standard could be improved by eliminating certain differences between the measurement guidance in Opinion 29 and that in IAS 16, Property, Plant and Equipment, and IAS 38, Intangible Assets. This Statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that adoption of this standard will have a material impact on its financial position, results of operations, or its cash flows.

         In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that adoption of this standard will have a material impact on its financial position, results of operations, or its cash flows.

6(G)     OFF-BALANCE SHEET ARRANGEMENTS

         There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

6(H)     CRITICAL ACCOUNTING POLICIES

         Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note A to our financial statements. We have not adopted any significant new accounting policies during the period ended December 31, 2005.

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

         Among such estimates made by management in the preparation of our financial statements are the determinations of the allowance for doubtful accounts, inventory valuations, and revenue recognition as it relates to customer returns. The allowance for doubtful accounts is determined by assessing the realizability of accounts receivable by taking into consideration the value of past due accounts and collectability based on credit worthiness of such customers. We assesses the realizability of inventories by reviewing inventory to determine the value of items that are slow moving, lack marketability, and by analysis of the shelf life of products. Estimates are made for sales returns based on historical experience with actual returns. Starting in 2004, certain of our products were subject to minimum sales thresholds by a significant retail customer. These sales thresholds are based on quantities sold- through at the retail level. We record revenue with respect to these products at the time the goods are sold-through to the end user as reported to us by the customer. We analyze retail sell-through data provided by the customer and our expectations of future customer sell-through trends. Based upon this information, we determine if any reserves for returns are necessary. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note A to our financial statements.

ITEM 7.    FINANCIAL STATEMENTS

         Financial information required in response to this Item of Form 10-KSB is set forth at pages F-1 through F-19 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Our Current Report on Form 8-K filed June 28, 2005 reported that on June 17, 2005, Eisner, LLP resigned as our auditor and that effective June 28, 2005, we engaged Weiser, LLP to serve as the independent public accountants to audit our financial statements for the fiscal year ending December 31, 2005.

ITEM 8A    CONTROLS AND PROCEDURES

(A)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(B)      CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         During the fiscal quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B    OTHER INFORMATION

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

9(A)     DIRECTORS AND EXECUTIVE OFFICERS
         Our directors and executive officers as of the date of this Report are as follows:

     NAME                    POSITION
     ----                    --------
     Robert Portman, Ph.D.   Chairman of the Board of Directors, Chief Executive
                             Officer, and President
     Stephen P. Kuchen       Chief Financial Officer, Chief Operating Officer,
                             Treasurer, Secretary, and Director
     David Portman           Director
     Michael Cahr            Director (1,2)
     Gary Jamison            Director (1)

    (1) Member of Audit Committee
    (2) Member of Compensation Committee

          Three former directors resigned during 2005: Gary Paxton (November 11, due to his retirement from Hormel), Joseph Harris (April 11) and Gregory Horn (March 3). In addition, David Mastroianni, who was our President and CEO, and a director, at the beginning of 2005, resigned from all of those positions during 2005.

         MANAGEMENT AND DIRECTORS

         DR. ROBERT PORTMAN, age 61, has served as our Chairman of the Board of Directors and Chief Scientific Officer since September 2004. Prior to that, Dr. Portman served as our President, Chief Executive Officer, and Chairman of the Board of Directors since our inception. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974. In 1987, Dr. Portman started a consumer agency, CHC, and, in 1993, he merged both agencies to form C&M Advertising. Dr. Portman is coauthor of two books, Nutrient Timing and The Performance Zone. He has authored hundreds of articles on the role of nutrition in improving sports performance. He is a frequent guest on TV and radio and has been a keynote speaker at national coaches meetings on how nutritional intervention during and after exercise can improve athletic performance and speed muscle recovery. As Chief Scientific Officer of PacificHealth Laboratories, he holds 12 patents for nutritional inventions to improve sports performance as well as to control appetite and help in the management of Type II diabetes.

         STEPHEN P. KUCHEN, age 45, has served as our Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and a Director, since September 2004. Prior to that, Mr. Kuchen served as our Vice President - Finance, Chief Financial Officer, Treasurer, Assistant Secretary and a Director, since June 2000. Mr. Kuchen initially joined us in February of 2000 as Controller. Prior to joining us, Mr. Kuchen was employed from 1996 to 1999 as the Controller of Able Laboratories, a public company located in South Plainfield, New Jersey that manufactures and sells generic pharmaceuticals. Prior to his employment by Able Laboratories, Mr. Kuchen was the Controller of Jerhel Plastics, a privately owned manufacturer of women's compact cases from 1993 to 1996. Mr. Kuchen is a graduate of Seton Hall University in South Orange, NJ, and is a Certified Management Accountant.

         DAVID I. PORTMAN, age 65, has served as a Director from our inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. In 1988, Mr. Portman sold his interest in M.E.D. Communications to Robert Portman, and became President of TRIAD Development, a real estate company that has numerous commercial and rental properties in New Jersey, a position that he still holds. Mr. Portman served as a director of First Montauk Securities Corp. from 1993 through December 31, 2002.

         MICHAEL CAHR, age 66, was appointed to the Board of Directors in April 2002. Since April 1999, Mr. Cahr has served as President of Saxony Consultants, a company that provides financial and marketing expertise to organizations in the United States and abroad. Mr. Cahr was Chairman of Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical information from September 1997 through March 1999 and President, CEO and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology, healthcare services, biotech and medical services from October 1987 to June 1994. Mr. Cahr serves as a director of Lifecell Corporation, a Branchburg, New Jersey-based, publicly traded tissue engineering company where he has been a board member since 1991. Mr. Cahr is also a director of Mpower Communications Corp., a publicly traded AMEX company specializing in providing data and voice services to businesses. Mr. Cahr received his undergraduate degree in Economics from Colgate University and his M.B.A. from Fairleigh Dickinson University.

         GARY JAMISON, age 40, was named as a Director in December 2005. Mr. Jamison is currently controller for the Specialty Foods Group of Hormel Foods Corporation ("HFC"), a publicly traded company. Mr. Jamison has been involved with the integration of Diamond Crystal Brands after its acquisition by HFC and has worked as part of a team to complete the acquisitions of Century Foods International, Mark-Lynn Foods and InterNutra. Mr. Jamison started with HFC in June of 1988 and has held various jobs within HFC in cost accounting, audit, marketing and management in addition to his current position. Mr. Jamison graduated from Concordia College in Moorhead, Minnesota with a B.A. in Accounting.

         All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

         Under the Investors' Rights Agreement dated January 28, 2005, by and between us and Hormel Health Labs, LLC, as long as at least 50% of the original shares of the Series A Preferred Stock remain outstanding, Hormel has a right to designate a nominee to our Board of Directors, provided that such nominee would be considered an independent director under the Exchange Act. Currently Mr. Jamison is that nominee.

9(B)     SCIENTIFIC ADVISORY BOARDS

         We have established a Scientific Advisory Board to provide us with on-going advice and counsel regarding research direction, product development, analysis of data, and general counseling. As the need arises, we consult with individual members of this board on a non-scheduled basis.

9(C)     FAMILY RELATIONSHIPS

         Robert Portman and David Portman are brothers. There are no other family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers of ours.

9(D)     INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         No events have occurred during the past five years that are required to be disclosed pursuant to Item 401(d) of Regulation S-B.

9(E)     AUDIT COMMITTEE FINANCIAL EXPERT

         Michel Cahr, a member of the Audit Committee of our Board of Directors, is the Audit Committee Financial Expert, as that term is defined in Item 401 of Regulation S-B. Mr. Cahr is "independent" as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Joseph Harris, a former director and former member of our Audit Committee of the Board of Directors, was the "Audit Committee Financial Expert" until his resignation in April 2005. In addition, Mr. Harris was "independent" as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

9(F)     AUDIT COMMITTEE

         The Board of Directors has established a separately designated, standing Audit Committee. The Audit Committee met four times during fiscal year ended December 31, 2005. The Audit Committee performs the role described in section 3(a)(58)(A) of the Securities Exchange Act of 1934, and reviews and discusses with our management and its independent auditors the audited and unaudited financial statements contained in our Annual Reports on Form 10-KSB and Quarterly reports on Form 10-QSB, respectively. Although our management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls and disclosure controls and procedures, the Audit Committee reviews and discusses the reporting process with management on a regular basis. The Audit Committee also discusses with the independent auditor their judgments as to the quality of our accounting principles, the reasonableness of significant judgments reflected in the financial statements and the clarity of disclosures in the financial statements as well as such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. The Audit Committee amended its written charter on March 16, 2004. The Audit Committee Charter is available on our website - www.pacifichealthlabs.com.

         During fiscal 2005, the Audit Committee was composed of Mr. Cahr, (who was the chairman of the Audit Committee); Joseph Harris, through his resignation on April 11, 2005; Mr. Paxton, until his resignation in November 2005; and subsequently Mr. Jamison, each of whom meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities and Exchange Act of 1934, as amended.

9(G)     NOMINATION OF DIRECTORS

         Our Nominating Committee was formed on March 16, 2004. The Nominating Committee is responsible for identifying and recommending qualified candidates to serve on our Board of Directors, considering nominees for director recommended by stockholders and other Board members, and recommending selection and qualification criteria for directors. Michael Cahr and Gary Jamison are the members of the Nominating Committee and are independent under relevant NASDAQ rules, although the NASDAQ rules are not directly applicable to us. Prior to formation of the Nominating Committee, nominations for the election of directors at annual meetings had generally been handled by the full Board of Directors. Other than Messrs. Cahr and Jamison, no other members of the Board of Directors are deemed to be independent.

         The Nominating Committee does not have a charter. Generally, we and the Nominating Committee believe nominees for director should possess the highest personal and professional ethics, integrity and values, and must be committed to representing the long-term interests of the stockholders. The Nominating Committee seeks candidates having experience in business, management, marketing, finance, regulatory matters, the sports nutrition and nutritional and dietary supplement industries, the pharmaceutical industry and in other areas that are relevant to our activities. Additionally, director nominees should have sufficient time to effectively carry out their duties.

         The Nominating Committee considers candidates that are put forward by Company stockholders. The proposed candidate's name, and the information described below, should be sent to Stephen Kuchen, Chief Financial Officer and Secretary, at our principal executive offices located at 100 Matawan Road, Suite 420, Matawan, New Jersey, 07747-3913. Mr. Kuchen will then submit such information to the Nominating Committee for review and consideration. The process for determining whether to nominate a director candidate put forth by a stockholder is the same as that used for reviewing candidates developed internally. Other than candidates submitted by our directors and executive officers, we have not, in the past 5 years, received a proposed candidate for nomination from any large long-term shareholder.

         Under our bylaws, notice of a proposed candidate must be received at our principal executive offices not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice must be received by us not later than the close of business on the 10th day following the day on which notice of the date of the meeting was mailed or made public. The stockholder's notice must state

            o the name, age, business address and residence address of the candidate;
            o  the principal occupation or employment of the candidate;
            o the class and number of shares of the Company which are beneficially owned by the candidate;
            o any other information relating to the candidate that is required to be disclosed under the SEC's proxy rules (including without limitation such person's written consent to being named in any proxy statement as a nominee and to serving as a director if elected);
            o the name and address, as they appear on our books, of the stockholder making the proposal; and
            o the class and number of shares of the Company which are beneficially owned by the stockholder making the proposal.

         Although we are not currently required to have a majority of independent directors on our Board of Directors, we continue to search for additional, highly qualified, individuals, who would be deemed independent, to appoint to our Board of Directors.

         As a small company, we have generally used an informal process to identify and evaluate director candidates. Although we believe that identifying and nominating highly skilled and experienced director candidates is critical to our future, we have not engaged, nor do we believe that it is necessary at this time to engage, any third party to assist us in identifying director candidates. We have encouraged both independent directors and directors that are not independent to identify nominees for the Board of Directors. We believe that as a result, we are presented with a more diverse and experienced group of candidates for discussion and consideration.

9(H)     COMPENSATION COMMITTEE

         Our Board of Directors has established a separately designated standing Compensation Committee. The Compensation Committee, which was formed in June 2002, took action by unanimous consent one time during the fiscal year ended December 31, 2005. The Compensation Committee was formed to set policies for compensation of our Chief Executive Officer and the other executive officers. The Compensation Committee periodically compares our executive compensation levels with those of companies with which we believe that we compete for attraction and retention of senior caliber personnel. The Compensation Committee either determines or recommends to the Board of Directors the compensation of all executive officers.

         During fiscal 2005, the Compensation Committee was composed of Mr. Harris, until his resignation and Mr. Cahr, each of whom are deemed independent. Currently, Mr. Cahr is the sole member of the Compensation Committee.

9(I)     CODE OF ETHICS

         Our Board of Directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of newly adopted SEC rules and regulations.

         Our code of ethics is posted on our Internet website at www.pacifichealthlabs.com. We will provide our code of ethics in print without charge to any stockholder who makes a written request to: Corporate Secretary, PacificHealth Laboratories, Inc., 100 Matawan Road, Suite 420, Matawan, NJ 07747. Any waivers of the application, and any amendments to, our code of ethics must be made by our Board of Directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.pacifichealthlabs.com.

ITEM 10.   EXECUTIVE COMPENSATION

         Dr. Portman is employed by us under an Employment Extension Agreement. Under the Employment Extension Agreement, Dr. Portman receives a salary of $275,000 per year. The Employment Extension Agreement provided, however, that Dr. Portman be compensated at the rate of $225,000 per year until our financial condition significantly improved, at which time the accrued difference would be paid. Upon the closing of the sale of assets to Mott's, Dr. Portman received $50,000 pursuant to this provision. In addition, Dr. Portman is entitled to an annual bonus not to exceed 100% of his base salary, the eligibility for and amount of which shall be based upon attainment of milestones by the Company and/or Employee to be agreed upon by Employee and the Company's Compensation Committee. No bonus has been paid for 2005. Dr. Portman received options to purchase up to 450,000 shares of Common Stock under our 2000 Stock Option Plan priced at $0.65 per share (the prevailing market price of our common stock at September 1, 2004). One-third of the options vested on September 1, 2004, and one-third vested on September 1, 2005. The remaining one-third vests on September 1, 2006, provided that Dr. Portman is employed by us at such dates. To the extent not previously vested, the options also will vest if Dr. Portman's employment is terminated by us without cause or by Dr. Portman with cause. The term on the Employment Extension Agreement will terminate on December 31, 2006 unless terminated earlier by either Dr. Portman or us. Dr. Portman has the right to terminate the Agreement without cause on thirty days prior written notice, or with cause (as defined in the Employment Extension Agreement). We have the right to terminate the Employment Extension Agreement for cause (as defined in the Employment Extension Agreement). In addition, if Dr. Portman's employment is terminated for any reason whatsoever (except by us with cause), Dr. Portman will be entitled to receive a lump sum payment of an amount equal to the base salary which would have been paid during the period beginning on the date of termination of employment and ending on the earlier of (1) the scheduled termination date or (2) the first anniversary date of the termination date. Upon Dr. Portman's termination for any reason, including his voluntary termination, Dr. Portman will not be bound by any non-competition agreement unless we continue to pay his salary, in which case he will be subject to a one-year non-competition agreement.

         In the event of a Change in Control, as defined below, Dr. Portman is entitled to be paid, as additional compensation, a lump sum equal to his annual base salary in effect immediately prior to the Change in Control, payable at closing or completion of the Change in Control, and at such time all of his unvested options will vest. A "Change in Control" shall mean any Sale of the Company, as defined below, or the acquisition of beneficial ownership, by any stockholder or group of stockholders, not including stockholders who are our officers or directors on the date of the Employment Extension Agreement or any affiliate of such officer or director, of shares of the our capital stock entitled to cast at least 50% of all votes which may be cast in the election of the our directors. Sale of the Company shall mean (A) any merger or consolidation involving the Company if the stockholders of the Company prior to the merger hold less than 50% of the shares of the combined entity after the merger, or (B) transfer or sale of all or substantially all of the assets of the Company.

         Under our arrangement with Mr. Kuchen, in the event of a sale, merger or change in control of the company, Mr. Kuchen will receive one-half of his annual salary and all of his options would become immediately vested. If Mr. Kuchen were subsequently terminated, Mr. Kuchen would receive one-half of his annual salary as severance.

         The table below sets forth information concerning compensation paid to Dr. Robert Portman, David Mastroianni, Stephen Kuchen, and Bruce Bollinger in 2005, 2004, and 2003. None of our executive officers other than Dr. Portman, Mr. Mastroianni, Mr. Kuchen, and Mr. Bollinger received compensation of $100,000 or more in fiscal 2005, 2004, and 2003. Dr. Portman served as President and CEO prior to September 1, 2004 and subsequent to May 2005. In the interim, Mr. Mastroianni served as President and CEO.

                           SUMMARY COMPENSATION TABLE

--------------------------- -------- ---------------------------------------- ----------------------------------------- ------------
                                               Annual Compensation                     Long Term Compensation
                                     ---------------------------------------- -----------------------------------------
                                                                                         Awards               Payouts
                                                                              ------------------------------ ----------
                                                                                               Securities
                                                                    Other                        Under-
                                                                    Annual      Restricted        lying                   All Other
Name and                                                            Compen-       Stock         Options/        LTIP       Compen-
Principal                              Salary         Bonus         sation       Award(s)         SARs         Payouts     sation
Position                     Year        ($)           ($)            ($)          ($)             (#)           ($)         ($)

(a)                           (b)        (c)           (d)            (e)          (f)             (g)           (h)         (i)
--------------------------- -------- ------------- ------------ ------------- ------------- ---------------- ---------- ------------
Dr. Robert Portman,           2005      225,000         -0-          (1)           -0-             -0-           -0-         -0-
Chairman, President, CEO    -------- ------------- ------------ ------------- ------------- ---------------- ---------- ------------
and Chief Scientific          2004      275,000         -0-          (1)           -0-           450,000         -0-         -0-
Officer                     -------- ------------- ------------ ------------- ------------- ---------------- ---------- ------------
                              2003      275,000         -0-          (1)           -0-             -0-           -0-         -0-
--------------------------- -------- ------------- ------------ ------------- ------------- ---------------- ---------- ------------
David Mastroianni,            2005    165,000 (2)       -0-          (1)           -0-             -0-           -0-         -0-
President and CEO           -------- ------------- ------------ ------------- ------------- ---------------- ---------- ------------
                              2004     91,667 (3)       -0-          (1)           -0-           550,000         -0-         -0-
--------------------------- -------- ------------- ------------ ------------- ------------- ---------------- ---------- ------------
Stephen Kuchen,               2005      137,500         -0-          (1)           -0-             -0-           -0-         -0-
CFO & COO                   -------- ------------- ------------ ------------- ------------- ---------------- ---------- ------------
                              2004      119,192         -0-          (1)           -0-           120,000         -0-         -0-
                            -------- ------------- ------------ ------------- ------------- ---------------- ---------- ------------
                              2003      115,000         500          (1)           -0-           20,000          -0-         -0-
--------------------------- -------- ------------- ------------ ------------- ------------- ---------------- ---------- ------------
Bruce Bollinger,              2004    123,160 (4)       -0-          (1)           -0-             -0-           -0-         -0-
Executive VP- Marketing     -------- ------------- ------------ ------------- ------------- ---------------- ---------- ------------
                              2003      150,000         500          (1)           -0-             -0-           -0-         -0-
--------------------------- -------- ------------- ------------ ------------- ------------- ---------------- ---------- ------------


(1)  Less than 10% of annual salary and bonus.
(2) Mr. Mastroianni left us in May 2005. This amount includes severance pay of $68,750 paid pursuant to a severance agreement with Mr. Mastroianni.
(3)  Mr. Mastroianni joined us in September 2004.
(4)  Mr. Bollinger left us in June 2004 and this amount includes severance pay.

The following table sets forth certain information regarding options granted in fiscal 2005:

                      OPTION/SAR GRANTS IN FISCAL-YEAR 2005
                               (INDIVIDUAL GRANTS)

--------------------------------------- -------------------- -------------------- ----------------- ------------------
                                            Number of          Percent Of Total
                                            Securities           Options/SARs
                                            Underlying            Granted to         Exercise Or
                                           Options/SARs          Employees In        Base Price
Name                                        Granted (#)           Fiscal Year        ($/Share)       Expiration Date
(a)                                             (b)                   (c)                (d)                (e)
--------------------------------------- -------------------- -------------------- ----------------- ------------------
Dr. Robert Portman                             - 0 -                - 0 -                NA                 NA
--------------------------------------- -------------------- -------------------- ----------------- ------------------
David Mastroianni                              - 0 -                - 0 -                NA                 NA
--------------------------------------- -------------------- -------------------- ----------------- ------------------
Stephen Kuchen                                 - 0 -                - 0 -                NA                 NA
--------------------------------------- -------------------- -------------------- ----------------- ------------------

         The following table sets forth information with respect to the number of unexercised options and the value of unexercised "in-the-money" options held by Dr. Robert Portman and Stephen Kuchen at December 31, 2005.

             AGGREGATED OPTION/SAR EXERCISES IN FISCAL-YEAR 2005 AND
                          OPTION/SAR VALUES AT 12/31/05

------------------------------ ------------ ----------- ------------------------------- ------------------------------
                                                            Number of Securities           $ Value of Unexercised
                                                           Underlying Unexercised         In-the-Money Options/SARs
                                 Shares                   Options/SARs At 12/31/05               At 12/31/05
                                Acquired      Value              Exercisable/                    Exercisable/
                               On Exercise   Realized           Unexercisable                    Unexercisable
Name                               (#)         ($)                   (#)                              ($)
(a)                                (b)         (c)                   (d)                              (e)
------------------------------ ------------ ----------- ------------------------------- ------------------------------
                                                        Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------------ ------------ ----------- -------------- ---------------- -------------- ---------------
Robert Portman                     -0-         -0-       1,285,000          150,000         $ -0-          $ -0-
------------------------------ ------------ ----------- -------------- ---------------- -------------- ---------------
Stephen Kuchen                     -0-         -0-         105,000           60,000         $ -0-          $ -0-
------------------------------ ------------ ----------- -------------- ---------------- -------------- ---------------

         For the purpose of computing the value of "in-the-money" options at December 31, 2005, in the above table, the fair market value of our common stock at such date is deemed to be $0.30 per share, the closing sale price of the Common Stock on such date as reported by the OTC Bulletin Board.

                            LONG TERM INCENTIVE PLANS

         We have no long-term incentive plans for our executive officers.

                   DIRECTORS' COMPENSATION IN FISCAL-YEAR 2005

         For the year ended December 31, 2005, we did not compensate the independent directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers, and any persons who own more than ten percent of our common stock, file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors, executive officers and beneficial owners during the fiscal year ended December 31, 2005 were filed on a timely basis.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 29, 2006, we had 10,840,321 shares of common stock and 90,909 shares of our Series A Preferred Shares (909,091 equivalent common stock shares) outstanding. The following table sets forth information concerning the present ownership of our common stock by our directors, executive officers and each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock.

                                         Common Stock (2)             Common Stock (2)
                                         ----------------             ----------------
Name and Address (1)                     Amount Beneficially Owned    Percentage of Class
--------------------                     -------------------------    -------------------

Robert Portman (3)                                2,986,051                   23.4%
Chairman of the Board and Chief
Scientific Officer

Stephen P. Kuchen (4)                               121,044                    1.0%
Vice President, Chief Financial
Officer and a Director

David I. Portman (5)                                383,928                    3.2%
Secretary and a Director

Michael Cahr (6)                                    107,500                       *
Director

Executive Officers and Directors as a             3,598,523                   27.7%
group (4 persons)

Matthew Smith (7)                                 1,081,644                    8.9%
241 Central Park West
New York, NY 10024

Hormel Health Labs, LLC (8)                         909,091                    7.7%
1 Hormel Place
Austin, MN 55912

-------------------------------

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

(3) Includes 225,000 shares issuable upon the exercise of options granted under our 1995 Incentive Stock Option Plan ("1995 Plan"); 300,000 shares issuable upon the exercise of options granted under our 2000 Incentive Stock Option Plan ("2000 Plan"); 300,000 shares issuable upon the exercise of options granted under his 2004 Employment Contract Amendment not under any Incentive Stock plan ("NON-ISO"); and 160,428 shares issuable upon the exercise of warrants issued pursuant to a 2003 Private Placement. Does not include 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her minor children, as to which Dr. Portman disclaims beneficial ownership.

(4) Includes 20,000 shares issuable upon the exercise of options granted under our 1995 Plan; 15,000 shares issuable upon the exercise of options granted under our 2000 Plan; 60,000 shares issuable upon the exercise of options granted not covered under any Plan ("NON-ISO") and 5,348 shares issuable upon the exercise of warrants issued pursuant to a 2003 Private Placement.

(5) Includes 10,000 shares issuable upon the exercise of options granted under our 1995 Plan; 15,000 shares issuable upon the exercise of options granted under our 2000 Plan; and 53,476 shares issuable upon the exercise of warrants granted pursuant to a 2003 Private Placement.

(6) Includes 20,000 shares issuable upon the exercise of options granted under our 1995 Plan and 50,000 shares issuable upon the exercise of options granted under our 2000 Plan.

(7) Includes 318,048 shares issuable upon the exercise of warrants granted pursuant to a 2003 Private Placement and 127,500 shares issuable upon the exercise of warrants granted pursuant to consulting services pursuant to a 2003 Private Placement.

(8) Consists of 90,909 shares of Series A Preferred Stock (representing 100% of the issued and outstanding preferred stock) convertible into 909,091 shares of Common Stock.


       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

            The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

------------------------------- ----------------------------- ----------------------------- -----------------------------
                                                                                                Number of securities
                                                                                              remaining available for
                                 Number of securities to be                                    future issuance under
        Plan Category             issued upon exercise of      Weighted-average exercise     equity compensation plans
                                    outstanding options,          price of outstanding         (excluding securities
                                    warrants and rights       options, warrants and rights    reflected in column (a))
------------------------------- ----------------------------- ----------------------------- -----------------------------
                                            (a)                           (b)                           (c)
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans                1,555,500                       $1.32                        634,875
approved by security holders
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans not                                             N/A                           N/A
approved by security holders               - 0 -
------------------------------- ----------------------------- ----------------------------- -----------------------------
            Total                        1,555,500                       $1.32                        634,875
------------------------------- ----------------------------- ----------------------------- -----------------------------

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the last two fiscal years, we have not entered into any material transactions or series of transactions which, in the aggregate, would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock had a direct or indirect material interest, nor are any such transactions presently proposed, except as follows:

         (a) On January 12, 2005, six of our directors loaned us an aggregate amount of $60,000, which amount was intended to be a bridge loan pending financing. This amount was repaid with the proceeds of the sale of preferred stock described below. All of our directors participated in this loan except Mr. David Portman.

         (b) On January 28, 2005, we entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel Health Labs, LLC ("Hormel") pursuant to which we issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The terms of conversion and the preferences relating to the Series A Preferred Stock are described above under Item 6(c) - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. The shares Series A Preferred Stock issued to Hormel are convertible into an aggregate 909,091 shares of common stock, subject to adjustment. In connection with the Series A Stock Purchase Agreement, we entered into an Investors' Rights Agreement with Hormel on the same date. Under the Investors Rights Agreement, we agreed, upon request by the holders of the Series A Preferred Stock, and subject to customary terms and conditions, to file a registration statement with the SEC registering for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock. Under the Investors' Rights Agreement, we also agreed to include the common stock issuable upon conversion of the Series A Preferred Stock in any other registration statement we may file with the SEC. The Investors' Rights Agreement prohibits us from granting registration rights superior to those under the Investors' Rights Agreement. Under the Investors' Rights Agreement, the holders of the Series A

Preferred Stock also are granted a right to participate on a pro rata basis in future sales of equity securities (or securities exercisable for or convertible into equity securities). As long as at least 50% of the original shares of the Series A Preferred Stock remain outstanding, the holders have the right to designate an individual to be nominated to our Board of Directors, provided that such designee would be considered an independent director under the Exchange Act. Also in connection with this transaction, we entered into a Right of First Refusal and Co-Sale Agreement with Hormel and Dr. Robert Portman, the Chairman of our Board of Directors and Chief Executive Officer, on January 28, 2005. Under this agreement, we and Hormel have the right of first refusal to purchase shares of our common stock, which are held by Dr. Portman and which he wishes to sell, at the price and terms offered by a third party. In addition, if the right of first refusal is not exercised in connection with any sale by Dr. Portman, Hormel will have the right to require a portion of its shares to be included with Dr. Portman's sale to a third party. Certain sales by Dr. Portman will be exempt from these restrictions, including public sales by Dr. Portman pursuant to Rule 144.

         (c) On January 28, 2005, we entered into an Exclusive Custom Manufacturing Agreement (the "Manufacturing Agreement") with an affiliate of Hormel. The Manufacturing Agreement provides for the exclusive manufacturing and processing of our powered sports drinks at fixed prices. The initial term of the Manufacturing Agreement is one year.

         (d) On August 24, 2005, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Hormel. Pursuant to the Purchase Agreement, Hormel loaned us the principal amount of $500,000 in exchange for our Secured Convertible Promissory Note, which amount accrued interest at a rate of 8% per annum (the "Note"). The outstanding principal balance under the Note and any accrued but unpaid interest thereon was due and payable on August 24, 2007 to the extent that Hormel had not exercised certain conversion rights under the Note. On February 22, 2006, we repaid the principal and accrued interest on the
Note in full.

ITEM 13.   EXHIBITS

(a) A list of the exhibits filed as a part of this report is set forth in the
Exhibit Index starting after page 27 hereof.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Eisner LLP served as our independent auditors for the year ended December 31, 2004 and through June 17 of 2005. Weiser LLP served as our independent auditors for the balance of fiscal year ended December 31, 2005. We have been billed the fees set forth below in connection with services rendered by the independent auditors to us:

Fee Category                        Fiscal 2005      Fiscal 2004
------------                        -----------      -----------

Audit Fees(1)                       $    85,062      $    56,500
Audit-Related Fees(2)               $                $     - 0 -
Tax Fees(3)                         $     7,000      $     8,500
All Other Fees(4)                   $     6,000      $     - 0 -
                                    -----------      -----------
         TOTAL                      $    98,062      $    65,000
                                    ===========      ===========

         (1)Audit fees consisted of fees for the audit of our annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of Company documents filed with the SEC.

         (2)Audit-related fees consisted of fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

         (3)Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

         (4)Other fees consisted of transitional costs in connection with changing auditors.

POLICY FOR PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

         The Audit Committee's policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

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

                            SUPPLEMENTAL INFORMATION

         We have not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 2005. Such report and proxy statement will be furnished to security holders in connection with our Annual Meeting, which is scheduled to be held in the second quarter of 2006. Copies of such material will be furnished to the Commission when it is sent to security holders.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PacificHealth Laboratories, Inc.

By:    s/Robert Portman
   ------------------------------
       Robert Portman, President and Chief Executive Officer
Date:  March 29, 2006

In accordance with the Securities Exchange Act of 1934 and the requirements of Form 10-KSB, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

s/Robert Portman                    Director and Chief            March 29, 2006
----------------------------        Executive Officer
Robert Portman


s/Stephen P. Kuchen                 Director, Principal           March 29, 2006
----------------------------        Financial and Accounting
Stephen P. Kuchen                   Officer, Secretary


s/David I. Portman                  Director                      March 29, 2006
----------------------------
David I. Portman

s/Michael Cahr                      Director                      March 29, 2006
----------------------------
Michael Cahr

s/Gary Jamison                      Director                      March 29, 2006
----------------------------
Gary Jamison

EXHIBIT INDEX
-------------

                                                                                        Incorporated
Exhibit No.                              Description                                    by Reference
-----------                              -----------                                    ------------
3.1               --    Certificate of Incorporation of PacificHealth Laboratories, Inc.
                        and all amendments thereto                                      A

3.2               --    Amended and Restated Bylaws of PacificHealth
                        Laboratories, Inc.                                              C

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

4.3                     Series A Preferred Stock Purchase Agreement
                        dated January 28, 2005 between PacificHealth
                        Laboratories, Inc. and Hormel Health Labs, LLC                  K

4.4                     Investors' Rights Agreement dated January 28, 2005
                        between PacificHealth Laboratories, Inc. and Hormel
                        Health Labs, LLC                                                K

4.5                     Right of First Refusal and Co-Sale Agreement dated
                        January 28, 2005 among PacificHealth Laboratories, Inc.,
                        Robert Portman and Hormel Health Labs, LLC                      K

10.1              --    Incentive Stock Option Plan of 1995                             A

10.2              --    Strategic Alliance Agreement between the Company
                        and the Institute of Nutrition and Food Hygiene                 A

10.3              --    Exclusive Licensing Agreement between the
                        Company and the INFH                                            A

10.4              --    Shareholders Agreement                                          A

10.5              --    2000 Incentive Stock Option Plan                                D

10.6                    Employment Extension Agreement between PacificHealth            J
                        Laboratories, Inc. and Robert Portman effective
                        September 1, 2004, executed February 28, 2006

10.7                    Exclusive Custom Manufacturing Agreement dated                  K
                        January 28, 2005 between PacificHealth Laboratories, Inc.
                        and an affiliate of Hormel Health Labs, LLC (redacted,
                        subject to request for confidential treatment).

10.8                    Asset Purchase Agreement dated February 22, 2006                *
                        between PacificHealth Laboratories, Inc. and Mott's
                        LLP (redacted, subject to request for confidential treatment)

10.9                    License Agreement dated February 22, 2006                       *
                        between PacificHealth Laboratories, Inc. and Mott's
                        LLP (redacted, subject to request for confidential treatment)

10.10                   Consulting, License and Noncompetition Agreement dated          *
                        February 22, 2006 among PacificHealth Laboratories, Inc.,
                        Mott's LLP, and Robert Portman (redacted, subject to
                        request for confidential treatment)

23.1              --    Consent of Weiser LLP                                           *
23.2              --    Consent of Eisner LLP                                           *

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

_______________________
*        Filed herewith


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

G Filed with Amendment to Current Report on Form 8-K dated June 1, 2001, filed July 5, 2001.

H        Filed with Annual Report on Form 10-KSB for the year ended December 31,
         2002.

I Filed as Exhibit 3.1 to Current Report on Form 8-K, dated January 24, 2005, filed on January 28, 2005.

J Filed as Exhibit 10.1 to Current Report on Form 8-K, dated and filed on September 9, 2004.

K        Filed with Annual Report on Form 10-KSB for the year ended December 31,
         2004.

                        PACIFICHEALTH LABORATORIES, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

PACIFICHEALTH LABORATORIES, INC.


CONTENTS

                                                                                                       PAGE
                                                                                                       ----

FINANCIAL STATEMENTS

   Report of independent registered public accounting firm                                              F-1

   Report of independent registered public accounting firm                                              F-2

   Balance sheets as of December 31, 2005 and 2004                                                      F-3

   Statements of operations for the years ended December 31, 2005 and 2004                              F-4

   Statements of changes in stockholders' equity for the years ended December 31, 2005 and 2004         F-5

   Statements of cash flows for the years ended December 31, 2005 and 2004                              F-6

   Notes to financial statements                                                                        F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of PacificHealth Laboratories, Inc.


We have audited the accompanying balance sheet of PacificHealth Laboratories, Inc. as of December 31, 2005 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.






Weiser LLP
New York, New York
March 17, 2006

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




Eisner LLP

New York, New York
February 18, 2005

With respect to Notes B[7]
March 9, 2005

PACIFICHEALTH LABORATORIES, INC.

BALANCE SHEETS

                                                                                                         DECEMBER 31,
                                                                                               --------------------------------
                                                                                                    2005              2004
                                                                                               -------------     --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                   $     138,487     $      25,832
   Accounts receivable, net of allowances of $19,000 and $7,000, respectively                        187,835           430,580
   Inventories (including consigned inventory of $162,000 and $191,000,
     respectively)                                                                                 1,309,779         1,760,064
   Prepaid expenses                                                                                  119,002           215,091
   Deferred tax asset                                                                              1,278,000                 -
                                                                                               -------------     -------------

      Total current assets                                                                         3,033,103         2,431,567

Property and equipment, net                                                                           65,357           111,273
Deposits                                                                                              20,393            34,396
                                                                                               -------------     -------------

                                 TOTAL ASSETS                                                  $   3,118,853     $   2,577,236
                                                                                               =============     =============

LIABILITIES
Current liabilities:
   Notes payable                                                                               $     129,944     $     373,781
   Accounts payable and accrued expenses                                                           1,546,958         1,580,094
   Deferred revenue                                                                                  369,068           376,000
                                                                                               -------------     -------------

                                                                                                   2,045,970         2,329,875
                                                                                               -------------     -------------

Long-term liabilities:
   Convertible notes payable - subordinated                                                          500,000                 -
                                                                                               -------------

Commitments (Note I)

STOCKHOLDERS' EQUITY
Preferred stock:
   Series A, convertible, no par value; 90,909 shares authorized, issued and outstanding at December 31, 2005
      (liquidation value $1,018,334)                                                                 966,387                 -
   Series B, convertible, no par value; 45,455 shares authorized,
      0 shares issued and outstanding at December 31, 2005                                                 -                 -

Common stock, $0.0025 par value, authorized 50,000,000 shares;
   issued and outstanding 10,267,045 shares at December 31, 2005 and
   10,237,045 shares at December 31, 2004                                                             25,667            25,592
Additional paid-in capital                                                                        15,790,335        15,778,865
Accumulated deficit                                                                              (16,209,506)      (15,557,096)
                                                                                               -------------     -------------

                                                                                                     572,883           247,361
                                                                                               -------------     -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $   3,118,853     $   2,577,236
                                                                                               =============     =============

See notes to financial statements                                            F-3

PACIFICHEALTH LABORATORIES, INC.

STATEMENTS OF OPERATIONS

                                                                                                         YEARS ENDED
                                                                                                         DECEMBER 31,
                                                                                               -------------------------------
                                                                                                   2005              2004
                                                                                               -------------     -------------

Revenue:
   Net product sales                                                                           $   5,444,558     $   6,807,271
                                                                                               -------------     -------------

Cost of goods sold:
   Product sales                                                                                   3,409,664         3,599,289
   Write-down of inventory (see Note C)                                                               93,255           678,933
                                                                                               -------------     -------------

                                                                                                   3,502,919         4,278,222
                                                                                               -------------     -------------

Gross profit                                                                                       1,941,639         2,529,049
                                                                                               -------------     -------------

Operating expenses:
   Selling, general and administrative                                                             3,721,567         4,620,388
   Research and development                                                                          195,242           144,961
   Depreciation                                                                                       64,638            50,951
   Patent impairment                                                                                       -           137,138
                                                                                               -------------     -------------

                                                                                                   3,981,447         4,953,438
                                                                                               -------------     -------------

Loss before other income (expense) and income taxes                                               (2,039,808)       (2,424,389)
                                                                                               -------------     -------------

Other income (expense):
   Interest income                                                                                     4,456             7,814
   Interest expense                                                                                 (102,134)          (95,735)
                                                                                               -------------     -------------

                                                                                                     (97,678)          (87,921)
                                                                                               -------------     -------------

Loss before income taxes                                                                          (2,137,486)       (2,512,310)
Provision (benefit) for income taxes                                                              (1,503,410)            8,786
                                                                                               -------------     -------------

Net loss                                                                                            (634,076)       (2,521,096)

Less preferred dividends                                                                             (18,334)                -
                                                                                               -------------     -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                                          (652,410)       (2,521,096)
                                                                                               =============     =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                                         $(0.06)           $(0.25)
                                                                                                      ======            ======

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and diluted                                                                              10,242,141        10,234,068
                                                                                               =============     =============

See notes to financial statements                                            F-4

PACIFICHEALTH LABORATORIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    ADDITIONAL
                                                          PREFERRED STOCK        COMMON STOCK        PAID IN
                                                         ------------------  --------------------  ------------
                                                         SHARES    AMOUNT      SHARES     AMOUNT     CAPITAL
                                                         ------  ----------  ----------  --------  ------------

BALANCE, JANUARY 1, 2004                                                     10,188,545  $ 25,471  $ 15,788,068
Fair value of stock options issued to non-employees                                                      19,679
Issuance costs related to 2003 private placement                                                        (32,000)
Stock issued in asset acquisition                                                48,500       121         3,118
Net loss
                                                                             ----------  --------  ------------

BALANCE, DECEMBER 31, 2004                                                   10,237,045  $ 25,592  $ 15,778,865
Fair value of stock options issued to non-employees                                                       4,945
Fair value of stock issued to non-employees                                      30,000        75         6,525
Preferred stock issued                                   90,909  $1,000,000
Issuance costs related to preferred stock issuance                  (51,947)
Accrued dividends on preferred stock                                 18,334
Net loss
                                                         ------  ----------  ----------  --------  ------------

BALANCE, DECEMBER 31, 2005                               90,909  $  966,387  10,267,045  $ 25,667  $ 15,790,335
                                                         ======  ==========  ==========  ========  ============


                                                          ACCUMULATED
                                                            DEFICIT         TOTAL
                                                         -------------  ------------

BALANCE, JANUARY 1, 2004                                 $ (13,036,000) $  2,777,539
Fair value of stock options issued to non-employees                           19,679
Issuance costs related to 2003 private placement                             (32,000)
Stock issued in asset acquisition                                              3,239
Net loss                                                    (2,521,096)   (2,521,096)
                                                         -------------  ------------

BALANCE, DECEMBER 31, 2004                               $ (15,557,096) $    247,361
Fair value of stock options issued to non-employees                            4,945
Fair value of stock issued to non-employees                                    6,600
Preferred stock issued                                                     1,000,000
Issuance costs related to preferred stock issuance                           (51,947)
Accrued dividends on preferred stock                           (18,334)            -
Net loss                                                      (634,076)     (634,076)
                                                         -------------  ------------

BALANCE, DECEMBER 31, 2005                               $ (16,209,506) $    572,883
                                                         =============  ============

See notes to financial statements                                            F-5

PACIFICHEALTH LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                               -------------------------------
                                                                                                   2005               2004
                                                                                               -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                    $    (634,076)    $  (2,521,096)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Deferred tax benefit                                                                        (1,278,000)                -
      Depreciation                                                                                    64,638            50,951
      Allowance for doubtful accounts                                                                 12,000             7,000
      Amortization of pending patent                                                                       -            15,236
      Equity instrument-based consulting expense                                                      11,545            19,679
      Write-off of inventory                                                                          93,255           678,933
      Write-off of patent pending                                                                          -           137,138
      Changes in:
        Accounts receivable                                                                          230,745           231,720
        Prepaid expenses                                                                              96,089           (23,232)
        Inventories                                                                                  357,030        (1,700,935)
        Deposits                                                                                      14,003           (17,385)
        Accounts payable and accrued expenses                                                        (33,136)        1,203,402
        Advance payments from customers                                                               (6,932)          376,000
                                                                                               -------------     -------------

           Net cash used in operating activities                                                  (1,072,839)       (1,542,589)
                                                                                               -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITY:
   Purchase of property and equipment                                                                (18,722)         (101,918)
                                                                                               -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock                                                                     1,000,000                 -
   Fees in connection with issuance of preferred stock                                               (51,947)                -
   Issuance of common stock                                                                                -            36,635
   Fees in connection with 2003 private placement                                                          -           (68,635)
   Proceeds from issuance of convertible notes payable                                               500,000
   Proceeds of note payable                                                                        5,235,927         6,602,172
   Repayment of note payable                                                                      (5,479,764)       (6,698,535)
                                                                                               -------------     -------------

           Net cash provided by (used in) financing activities                                     1,204,216          (128,363)
                                                                                               -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 112,655        (1,772,870)
Cash and cash equivalents at beginning of year                                                        25,832         1,798,702
                                                                                               -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                       $     138,487     $      25,832
                                                                                               =============     =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                      $      85,468     $      95,735
   Cash paid for income taxes                                                                  $       2,115     $       8,786
   Accrued dividends on preferred stock                                                        $      18,334     $           -
   Noncash investing activity:
      Stock-based consideration for acquisition of Strong Research, Inc.                       $           -     $       3,239

See notes to financial statements                                            F-6

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004


NOTE A - BASIS OF PRESENTATION

      The accompanying financial statements have been prepared assuming that PacificHealth Laboratories, Inc. (the "Company") will continue as a going concern. The Company has incurred significant recurring operating losses and significant negative cash flows from operations. The Company has an accumulated deficit of $16,209,506 as of December 31, 2005. On February 22, 2006, the Company entered into a transaction to sell certain intangible assets more fully described in Note O - Subsequent Events.

NOTE B - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

[1]   THE COMPANY:

      The Company was incorporated in April 1995 to discover, develop, and commercialize nutritional products that are patentable and substantiated by well-controlled clinical trials conducted at leading university research centers. The Company's principal areas of focus include sports performance, weight loss, and management of type II diabetes. The Company utilizes third-party contractors to manufacture all products.

      On February 22, 2006, the Company sold the trademarks, technology, and patents for its brands, Accelerade(R) and Endurox(R) R4 (R) to Mott's LLP ("Mott's"). Such patents were held by the Company's CEO, Robert Portman, and assigned to the Company when such patents were issued. Under the terms of the agreement, the Company received a $4 million upfront payment and will receive a royalty based on future sales for a defined period. Additionally, the Company was granted an exclusive royalty-free license to use the intellectual property and trademarks for the continued manufacture, distribution and marketing of Accelerade and Endurox R4 brands in powder and gel forms. (See Note O - Subsequent Events).

[2]   CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

[3]   ALLOWANCE FOR DOUBTFUL ACCOUNTS:

      Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility by considering a number of factors including the length of time an invoice is past due, the customers' credit worthiness and historical bad debt experience. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

[4]   INVENTORIES:

      Inventories are recorded at the lower of cost or market using the first-in, first-out ("FIFO") method. The Company determines its reserve for obsolete inventory by considering a number of factors, including product shelf life, marketability, and obsolescence.

[5]   PROPERTY AND EQUIPMENT:

      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 2 to 5 years.

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004


[6]   EARNINGS (LOSS) PER SHARE:

      Basic earnings (loss) per common share is computed by dividing net income
      (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options is computed using the treasury stock method. For the years ended December 31, 2005 and 2004, diluted loss per share did not include the effect of 2,125,500 and 3,049,875 options outstanding and 2,271,275 and 2,293,275 warrants outstanding, respectively, for such years as their effect would be anti-dilutive. In addition, shares for convertible preferred stock (909,091) and convertible notes payable (1,960,784) are not included in weighted average number of common shares as their effect would be anti-dilutive.

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

      In April 2004, the Company entered into a purchasing agreement with the same significant customer for all other products sold to this customer whereby all unsold product is subject to return provisions identical or similar to the one disclosed above. Through December 31, 2004, in addition to the four criteria described above, the Company recognized revenue related to these products after analyzing retail sell-through data provided by the customer and the Company's expectation of future customer sell-through trends. A new agreement was signed in April 2005 that increased minimum levels of retail sell-through requirements. Since January 1, 2005, the Company recognizes revenue when its major customer sells through its products to the consumer. This change was made due to the inability to accurately estimate future returns from this customer as the Company has previously agreed to accept returns/discounts of product from this customer that it was not contractually obligated to do so as well as because the Company entered into a new purchasing agreement with this customer that increased certain sell-through minimums. As of December 31, 2005 and 2004, shipments to this customer amounting to $369,068 and $376,000, respectively, have been reflected as deferred revenue in the Company's balance sheet.

      In the second quarter of 2005, we entered into an agreement with our major customer to resolve the status of certain products previously sold to this customer amounting to $597,781 and previously recorded as deferred revenue. In connection with this settlement, the customer agreed to accept $257,957 of inventory as final product purchases from us with no future obligations on behalf of the Company. As a result, $257,957 previously recorded as deferred was taken into revenue in 2005. In addition as of December 31, 2005, the Company has paid back $179,334 to this customer. The balance of $179,335, which is included in accounts payable and accrued expenses in the accompanying balance sheet, is to be repaid to the customer in equal monthly installments through June 2006.

[8]   RESEARCH AND DEVELOPMENT:

      Costs of research and development activities are expensed as incurred.

[9]   ADVERTISING COSTS:

      Advertising costs are expressed as incurred. During 2005 and 2004, the Company recorded advertising expense of $603,376 and $1,045,361, respectively.

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004


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

                                                                              YEARS ENDED DECEMBER 31,
                                                                             -------------------------
                                                                                2005          2004
                                                                             ----------   ------------

          Reported net loss applicable to common stockholders                $ (652,410)  $ (2,521,096)
          Stock-based employee compensation determined under
             the fair value-based method                                       (143,113)      (419,739)
                                                                             ----------   ------------

          Pro forma net loss                                                 $ (795,523)  $ (2,940,835)
                                                                             ==========   ============

          Basic and diluted net loss per share:
             As reported                                                       $(0.06)       $(0.25)
                                                                               ======        ======
             Pro forma                                                         $(0.08)       $(0.29)
                                                                               ======        ======

      The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility ranging from 100% to 103% for 2005 and from 107% to 114% for 2004, expected life of options of 5 years, risk-free interest rate of approximately 3% in 2005 and 2004 and a dividend yield of 0%. The weighted average fair values of options granted during the years ended December 31, 2005 and 2004 were $0.19 and $0.53, respectively.

      In 2005, the Company issued 25,500 options and warrants to purchase the Company's common stock to consultants having a fair value of $4,945 using the Black-Scholes model. In addition, the Company issued 30,000 shares of common stock at a fair value at the date of the transaction valued at $6,600 for consultative services.

[11]  SEGMENT INFORMATION:

      The Company operates in one business segment: the design, development and marketing of dietary and nutritional supplements that enhance health and well-being.

[12]  INCOME TAXES:

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse. Any resulting deferred tax asset is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004


[13]  IMPAIRMENT OF LONG-LIVED ASSETS:

      Long-lived assets, to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable using expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the assets' carrying amount over their fair values as determined by selling prices for similar assets or application of other appropriate valuation techniques. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less disposal costs. In the fourth quarter of 2004, the Company recorded an impairment charge of approximately $137,000 to write-down the value of patents associated with certain of the Company's products (see Note E - Other Asset).

[14]  COMPREHENSIVE INCOME:

      Other than net loss, the Company does not have any comprehensive income items at December 31, 2005 and 2004.

[15]  RECENT ACCOUNTING PRONOUNCEMENTS:

      In December 2004, the FASB issued FAS Statement 123 (Revision 2004), "Share-Based Payment," and is effective for reporting periods beginning after December 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company does not anticipate that adoption of this standard will have a material impact on its financial position, results of operations or its cash flows.

      In December 2004, the FASB issued FAS 153 "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. The accounting for non-monetary exchanges was identified as an area in which the U.S. standard could be improved by eliminating certain differences between the measurement guidance in Opinion 29 and that in IAS 16, Property, Plant and Equipment, and IAS 38, Intangible Assets. This Statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that adoption of this standard will have a material impact on its financial position, results of operations or its cash flows.

      In November 2004, the FASB issued FAS 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that adoption of this standard will have a material impact on its financial position, results of operations or its cash flows.

      In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that adoption of this standard will have a material impact on its financial position, results of operations or its cash flows.

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004


[16]  USE OF ESTIMATES:

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of revenue recognition, inventory obsolescence, allowance for doubtful accounts, and valuation allowances for deferred tax assets.

NOTE C - INVENTORIES

Inventories, which are held at third-party warehouses and on consignment with customers, consist of the following and include obsolescence reserves on $723,972 at December 31, 2005 and $742,970 at December 31, 2004 which are netted against finished goods at third party warehouse:

                                                                    2005           2004
                                                                ------------   ------------

       Raw materials (at contract manufacturer)                 $    102,587   $    104,745
       Work in process (at contract manufacturer)                      8,847         70,020
       Packaging supplies (at third party warehouse)                  46,880         70,015
       Finished goods (at third party warehouse)                     989,814      1,324,284
       Finished goods (on consignment)                               161,651        191,000
                                                                ------------   ------------

                                                                $  1,309,779   $  1,760,064
                                                                ============   ============

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                         2005            2004
                                                      ----------      ----------

       Furniture and equipment                        $  388,414      $  374,693
       Molds and dies                                    120,826         115,825
                                                      ----------      ----------

                                                         509,240         490,518
       Less accumulated depreciation                     443,883         379,245
                                                      ----------      ----------

                                                      $   65,357      $  111,273
                                                      ==========      ==========

Depreciation expense aggregated $64,638 and $50,951 for the years ended December 31, 2005 and 2004, respectively.

NOTE E - OTHER ASSET

In December 2003, the Company acquired all of the outstanding shares of Strong Research, Inc. ("Strong"), a research-based educational sports nutrition company, owned by one of the Company's former directors. In connection with this transaction, the Company issued 150,000 common shares valued at $112,500 at the date of the transaction. The Company ascribed the entire value to a pending patent. Such patent was being amortized over an estimated useful life of three years. Strong is a development stage company and had not commenced planned principal operations; the acquisition was accounted for as an acquisition of assets and not a business combination. In addition, the Company settled certain liabilities of Strong and issued 52,000 common shares in January 2004. The Company has recorded this additional cost of approximately $42,000 as of December 31, 2003. As of December 31, 2004, the Company determined to write off the unamortized value of the patent acquired in the acquisition in the amount of $137,138 due to the discontinuance by the exclusive customer for the products covered by this patent (see Note B[13]).

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004


Further, the Company is contingently obligated to issue an additional 150,000 common shares to the seller if certain products developed as a result of the acquisition reach $4 million in revenue for any twelve consecutive months. The issuance of such shares will result in an increase to the purchase price of assets acquired based upon the fair value of such shares at the date the milestone is achieved. At December 31, 2005, sales associated with this product line have not achieved the revenue milestones and, as such, no shares are required to be issued to the seller.

NOTE F - NOTES PAYABLE

Included in notes payable at December 31, 2005 and 2004 is $74,000 and $267,000 pursuant to the Company's asset based credit facility. During the second quarter of 2003, the Company secured a $750,000 asset-based credit facility. This facility was for one year commencing on June 1, 2003 and was collateralized by substantially all of the assets of the Company. This credit facility was increased to $1,000,000 and was renewed for 2 years commencing June 1, 2004. The amount of available credit was based on the value of the Company's eligible receivables from time to time. Eligible receivables included those receivables that had payment terms equal to or less than 45 days or had been outstanding for less than 90 days. This credit facility bore interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. The receivables were financed with recourse. At December 31, 2005, the Company had $ - 0 - availability under this facility. On February 22, 2006, with the proceeds of the sale of our sports drink assets to Mott's, we repaid this facility in full and terminated it (see Note O - Subsequent Events).

In addition, the Company has notes payable as follows:

                                                                                 2005         2004
                                                                               --------     --------
       Installment note payable to insurance finance company
          due in monthly installments of $8,235, including
          interest at 5.57% through January 2006                               $  8,197     $      -
       Installment note payable to insurance finance company
          due in monthly installments of $4,913, including
          interest at 6.50% through September 2006                               47,698            -
       Installment note payable to insurance finance company
          due in monthly installments of $8,128, including
          interest at 3.84% through February 2005                                     -       16,256
       Installment note payable to insurance finance company
          due in monthly installments of $11,505, including
          interest at 4.55% through September 2005                                    -       90,073

NOTE G - CONVERTIBLE NOTES PAYABLE

On August 24, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Hormel. Pursuant to the Purchase Agreement, Hormel loaned the Company the principal amount of $500,000 in exchange for a Secured Convertible Promissory Note, which amount would accrue interest at a rate of 8% per annum (the "Note"). The outstanding principal balance under the Note and any accrued but unpaid interest thereon was due and payable on August 24, 2007 to the extent that Hormel had not exercised certain conversion rights under the Note. In the event we defaulted, interest on the outstanding principal balance would accrue at the rate of 10% per annum. The Note was collateralized by a subordinated lien on and security interest on the Company's assets pursuant to the terms of a Security Agreement between the Company and Hormel dated August 24, 2005. As additional consideration for the loan, Hormel had the right at Hormel's option to convert the outstanding principal amount and accrued and unpaid interest of the Note into shares of the common stock of the Company (the "Common Stock"), at a price per share equal to the product of (x) the weighted

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004


average closing price of the Common Stock for the five trading days preceding the notice of conversion of the Note and (y) 0.85. Hormel agreed that it would not convert the Note if such conversion would cause Hormel, together with its affiliates, to beneficially own, on an as-converted basis, more than 9.9% of the shares of Common Stock then outstanding. However, Hormel had the ability to waive this limitation by providing written notice of such waiver to the Company with the waiver to be effective seventy-five days after receipt. On February 22, 2006, the Company repaid the principal and accrued interest of this Note in full. (See Note O - Subsequent Events.)

NOTE H - STOCKHOLDERS' EQUITY

The total number of shares of all classes of stock which the Company has authority to issue is 51,000,000 shares, consisting of (a) fifty million (50,000,000) shares of common stock, par value $.0025 per share, and (b) one million (1,000,000) shares of preferred stock, par value $.01 per share. The preferred stock may be issued in one or more series, and may have such voting powers, full or limited, or no voting powers, and such designations and preferences as shall be stated in the resolution or resolutions providing for the issue thereof adopted by the Board of Directors of the Company, from time to time. As of December 31, 2005, only 136,364 preferred shares have been designated.

As of December 31, 2005, 90,909 shares of our Series A Preferred Stock were outstanding. In the event of liquidation, sale of substantially all of its assets, and certain mergers and consolidations, the holders of the Series A Preferred Stock are entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series A Preferred Stock ($11 per share) plus accrued dividends, if any, or (ii) the amount they would have received as holders of the number of shares of common stock into which the Series A Preferred Stock is then convertible (the "Series A Liquidation Amount"). In the event of the sale of substantially all of its assets and certain mergers and consolidations, if the Company does not effect a dissolution under the General Corporation Law of the State of Delaware within 60 days after such event, then the holders of a majority of the shares of the Series A Preferred Stock then outstanding will have the right to require the redemption of such shares at a price per share equal to the Series A Liquidation Amount. There are no sinking fund provisions applicable to the Series A Preferred Stock. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series A Preferred Stock outstanding. The Company is not required to pay accrued dividends except in connection with liquidation, merger or sale, and certain other events. However, no dividends may be paid on common stock unless all accrued dividends on the Series A Preferred Stock have been paid. The holders of the Series A Preferred Stock are also entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. The holders of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Subject to certain adjustments, each share of the Series A Preferred Stock is convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock will increase, pursuant to a weighted average formula in the event that we issue common stock at a price below $1.10 per share, with certain exceptions.

On April 28, 2005, the Company filed a Certificate of Designations (the "Certificate") creating the Series B Preferred Stock with the Secretary of the State of the State of Delaware. The Certificate was effective as of the date filed. Under the Certificate, 45,455 shares of authorized but unissued preferred stock were designated as Series B Preferred Stock. The Company filed the Certificate in contemplation of proposed financing transactions, but does not have a binding agreement as to any financing. The Company has not issued any shares of Series B Preferred Stock to date. Cumulative annual dividends will accrue at the rate of $.022 on each share of Series B Preferred Stock outstanding. The Company will not be required to pay accrued dividends except in connection with liquidation, dissolution, merger, consolidation or sale all or substantially all of the assets of the Company and certain other events. However, no cash dividends may be paid on common stock unless all accrued but unpaid dividends, if any, on Series B Preferred Stock have been paid. The holders of Series B Preferred Stock will also be entitled to participate in any dividends paid to the holders of common stock on an as-converted basis. In the event of a liquidation of the Company, sale of all or substantially all of its assets, and certain mergers and consolidations involving the Company, the holders of the Series B Preferred Stock will be entitled to be paid an amount equal to the greater of: (i) the original purchase price for the Series B Preferred Stock plus accrued but unpaid dividends, if any, or (ii) the amount

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004


they would have received as holders of the number of shares of common stock into which their shares of Series B Preferred Stock then convertible. Subject to certain adjustments, each share of Series B Preferred Stock will be convertible at the option of the holder into ten shares of common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred Stock will increase, pursuant to a weighted average formula set forth in the Certificate, in the event the Company issues common stock at a price below $1.10 per share, with certain exceptions. The holders of the Series B Preferred Stock will be entitled to vote on an as-converted basis with the holders of the common stock and the Series A Preferred Stock together as a single class on all matters submitted for a vote of the holders of common stock. The Certificate also provides that in certain instances, the consent of the holders of at least 66% of the outstanding shares of Series B Preferred Stock will be required for the Company to take certain actions including: (i) liquidate, dissolve, merge or consolidate the Company or sell all or substantially all of its assets, unless the transaction would result in a certain rate of return for the holders of Series B Preferred Stock; (ii) amend the Company's Certificate of Incorporation or Bylaws in a manner adverse to the Series B Preferred Stock; (iii) create an additional class or series of stock senior to or on par with the Series B Preferred Stock; (iv) purchase, redeem or pay cash dividends on common stock; or
(v) incur certain types of debt in excess of $750,000.

NOTE I - COMMITMENTS

[1]   EMPLOYMENT AGREEMENT:

      The Company entered into an employment extension agreement on September 1, 2004, with the CEO of the Company that provides for minimum annual compensation of $275,000 and expires on December 31, 2006. As of December 31, 2005, $50,000 of this annual compensation was accrued and the Company expects to pay this amount in 2006. In the event of a change in control, as defined in the employment agreement, the CEO shall be paid, as additional compensation, a lump sum equal to his annual base salary in effect immediately prior to the change in control. If the CEO is terminated without cause, as defined in the employment agreement, the Company shall pay the CEO, at the time of termination, an amount equal to the base salary which would have been paid during a period beginning on the date of termination of employment and ending on the later of the scheduled termination date, as defined in the employment agreement, or the first anniversary of the termination date.

[2]   LEASE:

      Effective July 1, 2003, the Company entered into a new lease agreement for office space which expires June 2007. The lease provides for the rental of 5,500 square feet.

      The future minimum lease payments due under the leases are as follows:

                 YEARS ENDING
                 DECEMBER 31,
                 ------------

                    2006                      $  136,125
                    2007                          70,125
                                              ----------

                                              $  206,250
                                              ==========

       Rent expense amounted to $129,965 and $130,268 in 2005 and 2004, respectively.


NOTE J - STOCK OPTION PLANS AND WARRANTS

The Company has two stock option plans (the "Plans") under which 1,555,500 shares of common stock are reserved for issuance under the Plans. In 1995, the Company established an incentive stock option plan (the "Plan") in which options to purchase the common stock of the Company may be awarded to employees. In 2000, the Company established another stock option plan to increase the number of options under the Plans.

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004


Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or as options not qualified under Section 422 of the Code. All options are issued with an exercise price at or above 100% of the fair market value of the common stock on the date of grant. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code. Incentive stock option awards of unrestricted stock are not designed to be deductible by the Company under
Section 162(m). The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 5 years and outstanding options expire at various times through August 2010. Vesting ranges from immediate to over five years.

Stock option transactions for employees during 2005 and 2004 were as follows:

                                                                                                         WEIGHTED
                                                                                    EXERCISE             AVERAGE
                                                                                   PRICE PER         EXERCISE PRICE
                                                   OPTION           VESTED           COMMON             PER SHARE
                                                   SHARES           SHARES           SHARE             OUTSTANDING
                                                  ---------       ---------      --------------      ---------------
       Balance, January 1, 2004                   1,977,700       1,642,784      $0.313 - $4.34          $1.58
       Granted/vested during the year             1,277,000         580,916      $0.65 - $1.11           $0.67
       Expired during the year                     (422,200)       (422,200)     $0.98 - $3.80           $1.82
                                                 ----------      ----------
       Balance, December 31, 2004                 2,832,500       1,801,500      $0.313 - $4.34          $1.20
       Granted/vested during the year                 -             395,500      $0.65 - $2.79           $1.25
       Expired during the year                     (862,500)       (450,000)     $0.65 - $3.77           $1.33
                                                 ----------      ----------
       BALANCE, DECEMBER 31, 2005                 1,970,000       1,747,000      $0.313 - $4.34          $1.11
                                                 ==========      ==========

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2005 is as follows:


                                                         WEIGHTED
                                                         AVERAGE         WEIGHTED                        WEIGHTED
                                                        REMAINING         AVERAGE                         AVERAGE
               RANGE OF               NUMBER           CONTRACTUAL       EXERCISE         NUMBER         EXERCISE
           EXERCISE PRICES          OUTSTANDING      LIFE (IN YEARS)       PRICE        EXERCISABLE        PRICE
          -----------------         -------------    ---------------     ---------      -----------     ----------
            $0.31 - $2.00             1,577,000            1.92             $0.64         1,354,000        $0.64
            $2.01 - $4.00               383,000            1.75             $2.94           383,000        $2.94
            $4.01 - $4.34                10,000            0.81             $4.34            10,000        $4.34
                                     ----------                                          ----------
                                      1,970,000            1.88             $1.11         1,747,000        $1.34
                                      ==========                                          ==========

In addition to options granted to employees under the Plans, the Company issued stock and stock options pursuant to contractual agreements to non-employees. Stock and stock options granted under these agreements are expenses when the related service or product is provided. The Company recognized an expense of $11,545 and $19,679 for such stock and stock options issued in 2005 and 2004, respectively.

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Stock option transactions for non-employees during 2005 and 2004 were as follows:



                                                                                                         WEIGHTED
                                                                                  EXERCISE               AVERAGE
                                                                                  PRICE PER           EXERCISE PRICE
                                                       OPTION         VESTED       COMMON               PER SHARE
                                                       SHARES         SHARES        SHARE               OUTSTANDING
                                                      --------       --------   ---------------       ----------------
       Balance, January 1, 2004                       266,375        266,375    $0.31  - $6.30            $1.57
       Granted/vested during the year                  11,000         11,000    $0.83  - $0.90            $0.84
       Expired during the year                        (60,000)       (60,000)   $1.25  - $2.25            $1.68
                                                     --------       --------
       Balance, December 31, 2004                     217,375        217,375    $0.31  - $6.30            $2.01
       Granted/vested during the year                  25,500         25,500    $0.20  - $0.28            $0.26
       Expired during the year                        (87,375)       (87,375)   $1.06  - $3.50            $2.29
                                                     --------       --------
       BALANCE, DECEMBER 31, 2005                     155,500        155,500    $0.20  - $6.30            $1.57
                                                     ========       ========

Information with respect to non-employee stock options outstanding and non-employee stock options exercisable at December 31, 2005 is as follows:

                                                      WEIGHTED
                                    NUMBER            AVERAGE         WEIGHTED
                                  OUTSTANDING        REMAINING         AVERAGE
            RANGE OF                  AND           CONTRACTUAL       EXERCISE
        EXERCISE PRICES           EXERCISABLE     LIFE (IN YEARS)       PRICE
        ---------------          ------------    ----------------     --------
        $0.20 - $2.00               125,500            1.33             $0.84
        $2.01 - $4.00                 3,500            0.43             $2.86
        $4.01 - $6.30                26,500            1.13             $4.85
                                  ---------
                                    155,500            1.65             $1.57
                                  =========


Stock warrant transactions during 2005 and 2004 were as follows:


                                                                  EXERCISE           WEIGHTED
                                                                    PRICE             AVERAGE
                                                                     PER          EXERCISE PRICE
                                                                   COMMON               PER
                                                 WARRANTS           SHARE          COMMON SHARE
                                                 ---------     --------------     ----------------
       Balance, January 1, 2004                   2,238,275    $0.63 - $3.44           $0.71
       Issued during the year                       155,000    $0.63 - $0.88           $0.68
       Expired during the year                     (100,000)        $0.88              $0.88
                                                 ----------
       Balance, December 31, 2004                 2,293,275    $0.63 - $3.44           $0.70
       Issued during the year
       Expired during the year                      (22,000)        $3.44              $3.44
                                                 ----------
       BALANCE, DECEMBER 31, 2005                 2,271,275    $0.63 - $0.88           $0.67
                                                 ==========


PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004


NOTE K - INCOME TAXES

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                                                 2005                         2004
                                                     ---------------------------   ---------------------------
                                                          AMOUNT        PERCENT       AMOUNT        PERCENT
                                                     --------------  -----------   ------------  -------------
       U.S. federal income tax provision
          (benefit) at federal statutory rate         $   (748,120)         35%   $   (879,308)        35%
       Effect of state taxes, net of
          federal benefit                                 (128,249)          6%       (150,739)         6%
       Change in valuation allowance                      (597,000)         28%        940,000       (37)%
       Other                                               (30,041)          1%         90,047        (4)%
                                                      ------------        ----    ------------     -----
                                                      $ (1,503,410)         70%   $          0         0 %
                                                      ============        ====    ============


At December 31, 2005, the Company has approximately $15,850,000 in federal and $4,250,000 in state net operating loss carryovers that can be used to offset future taxable income. The net operating loss carryforwards begin to expire in the year 2015 through the year 2025.

The components of the Company's deferred tax assets are as follows:

                                                     2005              2004
                                                ------------      -----------
       Net operating loss carryforwards         $  5,653,000      $ 4,989,000
       Inventory reserve                             289,000          272,000
       Valuation allowance                        (4,664,000)      (5,261,000)
                                                ------------      -----------
       Deferred tax asset                       $  1,278,000      $         0
                                                ============      ===========

At December 31, 2005, the Company has recorded a net deferred tax asset in the amount of $1,278,000 attributable to management's evaluation of circumstances associated with the future utilization of its net operating losses. Management has determined that it is more likely than not that a portion of its net operating losses will be utilized to reduce 2006 taxable income primarily related to taxable income associated with the sale to Mott's of the patents, trademarks, web sites and other intellectual property related to the Company's Accelerade and Endurox sports nutrition product lines. (See Note O - Subsequent Events.)

During 2005, the Company sold $2,939,596 of its New Jersey net operating losses. The amount received from this sale was approximately $225,000.

NOTE L - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISKS

[1]    CONCENTRATIONS OF CREDIT RISK:

       Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade accounts receivable.

       The Company has concentrated its credit risk for cash by maintaining substantially all of its depository accounts in a single financial institution. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated approximately $64,000 at December 31, 2005 that exceeded the Federal Deposit Insurance Corporation ("FDIC") limit. The financial institution has a strong credit rating, and management believes that credit risk relating to these deposits is minimal.

       The Company does not require collateral on its trade accounts receivable. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

[2]    FAIR VALUE OF FINANCIAL INSTRUMENTS:

       Cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short maturity of these instruments.

[3]    MAJOR CUSTOMERS:

       For the years ended December 31, the Company had revenue from two customers that accounted for approximately 30% and 20% in 2005 and 33% and 17% in 2004, of net revenue. Accounts receivable outstanding related to these customers at December 31, 2005 and 2004 were $0 and $99,843, respectively. Deferred revenue from one of these customers was $369,069 as of December 31, 2005 and $376,000 as of December 31, 2004. Such amounts are included in the accompanying balance sheet. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

NOTE M - SEGMENT AND RELATED INFORMATION

At 2005 and 2004, the Company has one reportable segment:

Dietary and nutritional supplements.

The following table presents revenues by region:

                                                 2005             2004
                                           ---------------   -------------
       United States                       $     5,005,765   $   6,417,951
       Canada                                      201,359         175,012
       Other                                       237,434         214,308
                                           ---------------   -------------
       Total                               $     5,444,558   $   6,807,271
                                           ===============   =============

Product sales for the years ended December 31, 2005 and 2004 are net of credits of $499,202 and $299,006, respectively, for marketing promotions and returns of certain products. These credits primarily relate to the sports performance product line.

NOTE N - RELATED PARTY TRANSACTIONS

In connection with the Hormel preferred stock agreement, the Company entered into an Exclusive Manufacturing Agreement with a subsidiary of Hormel. The initial term of the agreement was for one year commencing on January 28, 2005 and was extended until January 28, 2007 as part of the convertible note transaction. The Company purchased approximately $1,194,000 of finished goods during the year 2005 from this Hormel subsidiary. At December 31, 2005, the Company owed this Hormel subsidiary approximately $645,000 that has been included on the balance sheet in accounts payable and accrued expenses.

NOTE O - SUBSEQUENT EVENTS

[1]   ASSET SALE:

      On February 22, 2006, the Company, pursuant to an Asset Purchase Agreement of the same date, sold to Mott's the patents, trademarks, web sites and other intellectual property related to the Company's Accelerade and Endurox sports nutrition product lines. Simultaneously, the Company and Mott's entered into a License Agreement giving the Company the exclusive, royalty-free right to continue to sell these products in powder, gel and pill form. Consequently, the Company will continue to market its current sports nutrition products in the same manner as prior to the sale of the intellectual property assets. The Company's CEO is required to provide consulting services to Mott's on an as-needed basis not to exceed 130 hours per year.

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

      Under the Asset Purchase Agreement, the Company received $4,000,000 at closing and, if Mott's launches a product using the purchased assets, the Company will receive royalty payments for a finite period following such launch, subject to an annual limitation on the amount of the royalty. There are no minimum royalties and there is no specific time by which Mott's must launch a product, but the Company will have the option to repurchase the assets if a product is not launched within a time specified in the Asset Purchase Agreement.

      The Company used a portion of the cash proceeds of this transaction to repay $277,067 owed under our accounts receivable facility, to repay the $500,000 Convertible Note with interest held by Hormel, and approximately $611,981 owed to our exclusive contract manufacturer, an affiliate of Hormel.

[2]   COMMON STOCK:

      Between January 1, 2006 and March 30, 2006, the Company has issued an additional 573,276 shares of its common stock as a result of the exercise of options and warrants, resulting in proceeds of approximately $191,634.