Form 10QSB
period 2006-03-31
PACIFICHEALTH LABORATORIES INC
filed 2006-05-16
CIK 1000278

Click here for Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

-OR-

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to________

Commission File No. 333-36379

PACIFICHEALTH LABORATORIES, INC.

(Exact name of Small Business Issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3367588 (I.R.S. Employer Identification Number)

100 Matawan Road, Suite 420 Matawan, NJ (Address of principal executive offices)	07747 (Zip Code)

Registrant’s telephone number, including area code: (732) 739-2900

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

Yes  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act)

Yes  No

At May 15, 2006, there were 10,975,259 shares of common stock, par value $0.0025 per share, of the issuer outstanding.

Transitional small business disclosure format:

Yes  No

PACIFICHEALTH LABORATORIES, INC.

Back to Contents

Cautionary Note Regarding Forward-Looking Statements

As used herein, unless we otherwise specify, the terms the “Company,” “we,” “us,” and “our” means PacificHealth Laboratories, Inc.

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

These and other forward-looking statements are primarily in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. Generally, you can identify these statements because they include phrases such as “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report on Form 10-QSB. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot be sure when or if we will be permitted by regulatory agencies to undertake clinical trials or to commence any particular phase of clinical trials. Because of this, statements regarding the expected timing of clinical trials cannot be regarded as actual predictions of when we will obtain regulatory approval for any “phase” of clinical trials.

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

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.

BALANCE SHEETS

ASSETS
	March 31, 2006 (Unaudited)	December 31, 2005

Current assets:
Cash and cash equivalents	$2,141,732	$138,487
Accounts receivable, net	792,060	187,835
Inventories	982,313	1,309,779
Prepaid expenses	355,376	119,002
Deferred tax asset	—	1,278,000

Total current assets	4,271,481	3,033,103
Property and equipment, net	74,239	65,357
Deposits	10,895	20,393

Total assets	$4,356,615	$3,118,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$33,658	$129,944
Accounts payable and accrued expenses	518,899	1,546,958
Deferred revenue	354,862	369,068

Total current liabilities	907,419	2,045,970

Long-term liabilities:
Convertible notes payable	—	500,000

Stockholders’ equity:
Preferred stock:
Series A, convertible, no par value; 90,909 shares authorized, issued and outstanding at March 31, 2006 and December 31, 2005; (liquidation value $1,023,334, March 31, 2006)	966,387	966,387
Series B, convertible, no par value; 45,455 shares authorized, 0 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.0025 par value; authorized 50,000,000 shares; issued and outstanding:
10,838,521 shares at March 31, 2006 and 10,267,045 shares at December 31, 2005	27,100	25,667
Additional paid in capital	16,040,922	15,790,335
Accumulated deficit	(13,585,213)	(16,209,506)

	3,449,196	572,883

Total liabilities and stockholders’ equity	$4,356,615	$3,118,853

See accompanying notes to financial statements.

Back to Contents

PACIFICHEALTH LABORATORIES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

(UNAUDITED)

	2006	2005

Revenues:
Net product sales	$1,575,396	$997,661
Cost of goods sold:	758,395	604,398

Gross profit	817,001	393,263

Selling, general and administrative expenses	748,333	1,005,354
Research and development expenses	41,252	73,023
Depreciation expense	14,093	16,162

	803,678	1,094,539

Net operating income (loss)	13,323	(701,276)

Other income (expense)
Gain on sale of patents/technology, net of expenses of $90,795	3,909,205	—
Interest income	8,414	1,607
Interest expense	(28,649)	(19,562)

	3,888,970	(17,955)

Income (loss) before income taxes	3,902,293	(719,231)
Provision for income taxes	1,278,000	2,115

Net income (loss)	2,624,293	(721,346)
Less preferred dividends	(5,000)	(3,333)

Net income (loss) applicable to common stockholders	$2,619,293	$(724,679)

Basic income (loss) per share	$0.24	$(0.07)

Diluted income (loss) per share	$0.22	$(0.07)

Weighted average common shares - Basic	10,768,845	10,237,045

Weighted average common shares - Diluted	11,979,704	10,237,045

See accompanying notes to financial statements.

Back to Contents

PACIFICHEALTH LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

(UNAUDITED)

	2006	2005

Cash flows from operating activities:
Net income (loss)	$2,624,293	$(721,346)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	14,093	16,162
Allowance for doubtful accounts	3,000	—
Equity instrument based consulting expense	60,385	—
Gain on sale of patents and technology, net of expenses of $90,795	(3,909,205)	—
Provision for income taxes	1,278,000	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(607,225)	(636,211)
Decrease in inventories	327,466	243,072
(Increase) Decrease in prepaid expenses	(236,374)	26,284
Decrease in deposits	9,498	2
(Decrease) in accounts payable/accrued expenses	(1,028,059)	(474,660)
(Decrease) Increase in deferred revenue	(14,206)	837,865

Net cash used in operating activities	(1,478,334)	(708,832)

Cash flows from investing activity:
Purchase of fixed assets	(22,974)	(6,353)
Proceeds from sale of patents and technology, net of expenses of $90,795	3,909,205	—

Net cash provided by (used in) investing activity	3,886,231	(6,353)

Cash flows from financing activities:
Issuance of notes payable	633,325	1,208,054
Repayments of notes payable	(729,611)	(1,120,568)
Repayments of convertible notes payable	(500,000)	—
Preferred stock issued	—	1,000,000
Costs associated with preferred stock issuance	—	(51,947)
Proceeds from common stock options/warrants exercised	191,634	—

Net cash (used in) provided by financing activities	(404,652)	1,035,539

Net increase in cash	2,003,245	320,354
Cash, beginning balance	138,487	25,832

Cash, ending balance	$2,141,732	$346,186

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,649	$19,562

See accompanying notes to financial statements.

Back to Contents

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

1. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

On February 22, 2006, pursuant to an Asset Purchase Agreement of the same date, we sold to Mott’s LLP (“Mott’s”) the patents, trademarks, web sites, and other intellectual property related to our ACCELERADE and ENDUROX sports nutrition product lines for $4,000,000 in cash and potential future royalty payments. Simultaneously, we entered into a License Agreement with Mott’s giving us the exclusive, royalty free right to continue to sell our sports nutrition products in powder, gel and pill form. Consequently, we will continue to sell our current sports nutrition products in the same manner as prior to the sale of the intellectual property assets.

If Mott’s launches a product using the purchased assets, we will receive royalty payments for a finite period following such launch, subject to an annual limitation on the amount of the royalty. There are no minimum royalties and there is no specific time by which Mott’s must launch a product, but we will have the option to repurchase the assets if a product is not launched within a time specified in the Asset Purchase Agreement.

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

In December 2003, the Company entered into a purchasing agreement with a significant customer for its strength training products whereby all unsold product is subject to a right of return provision if certain minimum levels of retail sales in a 12-month period of time from the date of initial sale are not achieved. In March 2005, our major customer informed us that it would discontinue carrying our strength training products. The Company and the customer agreed to a significant discount program in the second quarter of 2005 to transfer these products to the customer with no further recourse to the Company. Given the ongoing significant business relationship between the Company and the customer, the Company discounted product to the customer even though it was not contractually obligated to do so.

In April 2004, the Company entered into a purchasing agreement with the same significant customer for all other products sold to this customer whereby all unsold product is subject to return provisions identical or similar to the one disclosed above. Through December 31, 2004, in addition to the four criteria described above, the Company recognized revenue related to these products after analyzing retail sell-through data provided by the customer and the Company’s expectation of future customer sell-through trends. A new agreement was signed in April 2005 that increased minimum levels of retail sell-through requirements. Since January 1, 2005, the Company recognizes revenue when its major customer sells through its products to the consumer. This change was made due to the inability to accurately estimate future returns from this customer as the Company has previously agreed to accept returns/discounts of product from this customer that it was not contractually obligated to do so as well as because the Company entered into a new purchasing agreement with this customer that increased certain sell-through minimums. At March 31, 2006, the Company has deferred $354,862 in revenues related to one of these customers. At March 31, 2005, the Company had deferred $1,213,865 in revenues related to this customer.

Back to Contents

3. Inventories

As of March 31, 2006 and December 31, 2005, inventories consisted of the following:

	Mar. 31, 2006	Dec. 31, 2005

Raw materials	$187,056	$102,587
Work in process	—	8,847
Packaging supplies	50,704	46,880
Finished goods	593,857	989,814
Finished goods on consignment	150,696	161,651

	$982,313	$1,309,779

4. Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuances of stock options to employees. As a result of the adoption of SFAS 123R utilizing the Modified Prospective method, the Company recorded charges of $49,626 in the first quarter of 2006 representing the effect on income from continuing operations, income before income taxes and net income. The impact of the adoption of 123R was to reduce basic earnings per share by $0.01.

The Company granted 508,000 options to employees and directors during the three months ended March 31, 2006 with exercise prices ranging from $0.20 per share to $0.60 per share. 241,333 of these options vest during the first quarter of 2007; 133,333 of these options vest during the first quarter of 2008; and 133,334 of these options vest during the first quarter of 2009. These options were determined to have a total value of $230,540. These options were determined to have a value of $25,301 for the three months ended March 31, 2006 and this amount was charged to operations and added to paid-in capital in accordance with SFAS 123R. During the first three months of 2006, 10,000 options previously issued to employees expired. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.

The Company granted 89,000 stock options to consultants during the three months ended March 31, 2006 that vested upon grant with an exercise price of $0.20 per share. These options were determined to have a value of $10,759 that was charged to operations and added to paid-in capital in the three month period ended March 31, 2006. In addition, 2,000 options previously issued to consultants expired during the first three months of 2006. The Company did not grant any options to employees or consultants during the first three months of 2005.

A summary of option activity under our plans as of March 31, 2006 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance, January 1, 2006	1,970,000	$1.11
Granted during the period	508,000	$0.56
Exercised during the period	(480,000)	$0.31
Expired during the period	(10,000)	$0.31

Outstanding, March 31, 2006	1,988,000	$1.16	2.92	$274,670

Exercisable, March 31, 2006	1,262,500	$1.49	2.05	$88,570

The market value of the Company’s common stock as of March 31, 2006 was $0.85 per share.

Back to Contents

As of March 31, 2006, the total fair value of non-vested awards amounted to $261,896. The weighted average remaining period over which such options are expected to be recognized is 1.83 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

Mar. 31, 2006

Expected volatility	102—111%
Weighted-average volatility	106%
Expected dividends	0.0%
Expected term (in years)	5
Risk-free rate	4.35—4.39%

For fiscal year 2005, the Company applied the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost had been recognized in the condensed consolidated financial statements in fiscal year 2005 for employee stock options, all of which had an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123R, and amortized such costs over the vesting period, the Company’s net loss for the three months ended March 31, 2005 would have been increased to the pro forma amount indicated below:

Three Months Ended Mar. 31, 2005

Reported net loss	$(721,346)

Total stock-based employee compensation expense determined under fair value-based method for all awards	(59,067)

Pro forma net loss	$(780,413)

Basic and diluted loss per share:
As reported	($0.07)
Pro forma	($0.08)

5. Income Taxes

The Company has approximately $15,850,000 in federal and $4,250,000 in state net operating loss carryovers generated through December 31, 2005 that can be used to offset future taxable income in calendar years 2006 through 2025. The net operating loss carryovers begin to expire in the year 2015 through the year 2025.

The components of the Company’s deferred tax assets as of March 31, 2006 and December 31, 2005 are as follows:

	Mar. 31, 2006	Dec. 31, 2005

Net operating loss carryforwards	$4,363,000	$5,653,000
Inventory reserve	289,000	289,000
Valuation allowance	(4,652,000)	(4,664,000)

Deferred tax asset	$—	$1,278,000

6. Notes Payable

Included in notes payable at December 31, 2005 is approximately $74,000 payable to USA Funding that was to expire May 31, 2006. The amount of available credit was based on the value of the Company’s eligible receivables from time to time up to $1,000,000. Eligible receivables included those receivables that had payment terms equal to or less than net 45 days or had been outstanding for less than 90 days. The receivables were financed with recourse. This credit facility bore interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. On February 22, 2006, with the proceeds of the sale of our sports drink assets to Mott’s, the Company repaid this facility in full and terminated it.

Back to Contents

7. Concentration

The Company’s two largest customers accounted for approximately 25% and 19%, respectively, of net sales for the three months ended March 31, 2006 and 21% and 14%, respectively, of net sales for the three months ended March 31, 2005. At March 31, 2006, amounts due from these two customers represented approximately 16% and 21%, respectively, of accounts receivable. At December 31, 2005, amounts due from these two customers represented approximately 0% and 0%, respectively, of accounts receivable.

Two suppliers accounted for approximately 69% and 11%, respectively, of total inventory purchases for the three months ended March 31, 2006 and one supplier accounted for 10% of total inventory purchases for the three months ended March 31, 2005. At March 31, 2006, amounts due to these vendors represented approximately 18% and 0% of accounts payable and accrued expenses. At December 31, 2005, amounts due to these vendors represented approximately 0% and 42%, respectively, of accounts payable and accrued expenses.

8. Preferred Stock

On January 28, 2005, the Company entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel HealthLabs, LLC (“Hormel”) pursuant to which the Company issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The Series A Preferred Stock issued to Hormel is convertible into an aggregate 909,091 shares of common stock, subject to adjustment.

9. Convertible Notes Payable

On August 24, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hormel. Pursuant to the Purchase Agreement, Hormel loaned the Company the principal amount of $500,000 in exchange for the Company’s Secured Convertible Promissory Note, which amount accrued interest at a rate of 8% per annum (the “Note”). The outstanding principal balance under the Note and any accrued but unpaid interest thereon was due and payable on August 24, 2007 to the extent that Hormel had not exercised its conversion rights under the Note. On February 22, 2006, the Company repaid the principal and accrued interest of this Note in full with the proceeds of the sale of assets to Mott’s.

10. Subsequent Event

Between April 1, 2006 and May 15, 2006, the Company has issued an additional 136,738 shares of its common stock as a result of the exercise of options and warrants, resulting in proceeds of $123,237.

Back to Contents

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-QSB, the terms the “Company,” “we”, “us,” and “our” refer to PacificHealth Laboratories, Inc.

(a)	Introduction

PacificHealth Laboratories is a nutrition technology company that was incorporated in the State of Delaware in April 1995. Our mission is to discover, develop, and commercialize nutritional products to improve health, manage chronic disease, and enhance existing therapies that are patentable and are substantiated by well-controlled clinical trials conducted at leading university research centers. Our principal areas of focus include sports performance, weight loss, and management of Type II diabetes. Our products can be marketed without prior Food and Drug Administration (“FDA”) approval under current regulatory guidelines. We employ multiple strategies for the commercialization of our technologies: 1) launch a brand via highly targeted consumer channels, 2) license the technology to a major food or drug company, or 3) a combination of both 1 and 2.

We are focused on developing patented protein-based nutrition products using two core technology platforms. One platform involves the activation of biochemical pathways by specific nutritional compositions to enhance muscle growth, energy, and transport pathways. Using this nutritional technology platform, our research efforts have been directed to product development for 1) improving exercise performance, 2) post-surgical muscle recovery, and 3) oral rehydration. The second technology platform involves stimulation of specific satiety peptides that are released in the stomach. Using this nutritional technology platform, our research efforts have been directed in product development for 1) appetite suppression and weight loss, and 2) management of Type II diabetes.

ACTIVATION OF MUSCLE GROWTH, ENERGY AND TRANSPORT PATHWAYS

Exercise Performance

Our research into factors influencing exercise performance and muscle growth and recovery has led to the development and commercialization of a new generation of sports and recovery drinks. The key to our technology is the specific ratio in which protein is combined with carbohydrate. We have two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery. Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic and strength training athlete. These include:

. ENDUROX ®/ENDUROX EXCEL® - Introduced in May 1996 and March 1997.

. ENDUROX R4® Recovery Drink – Introduced in February 1999

. ACCELERADE® Sports Drink – Introduced in June 2001

. NUTRIENT TIMING SYSTEM® (“NTS”) Products – Introduced in March 2004

. ACCEL GEL® – Introduced in February 2004

The NTS products were developed to address the needs of the strength athlete using our patented technology involving the combination of protein and carbohydrate. The NTS products consisted of: MUSCLEADE®, a sports drink; COUNTDOWN®, a recovery product; and NTS PROTEIN®, a protein supplement. To assist in our marketing of these products, in December 2003 we acquired all of the outstanding shares of Strong Research Co., a research-based educational company that focused on the strength-training athlete. These products were launched in GNC in March 2004 and were sold exclusively in GNC locations through January 2005. In March 2005, we were informed by representatives of GNC that GNC would discontinue our NTS line of strength training products.

On February 22, 2006, pursuant to an Asset Purchase Agreement of the same date, we sold to Mott’s LLP (“Mott’s”), a division of Cadbury Schweppes, the patents, trademarks, web sites, and other intellectual property related to our ACCELERADE® and ENDUROX® sports nutrition product lines for $4,000,000 in cash and potential future royalty payments. Simultaneously, we entered into a License Agreement with Mott’s giving us the exclusive, royalty free right to continue to sell our sports nutrition products in powder, gel and pill form. Consequently, we will continue to sell our current sports nutrition products in the same manner as prior to the sale of the intellectual property assets.

Back to Contents

If Mott’s launches a product using the purchased assets, we will receive royalty payments for a finite period following such launch, subject to an annual limitation on the amount of the royalty. There are no minimum royalties and there is no specific time by which Mott’s must launch a product, but we will have the option to repurchase the assets if a product is not launched within a time specified in the Asset Purchase Agreement.

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

ACTIVATION OF SATIETY PEPTIDES

Weight Loss

Satiety peptides have been shown to reduce food intake and suppress appetite in humans. Our research has specifically focused on developing nutritional formulations that can stimulate cholecystokin (CCK), one of the body’s primary satiety peptides. CCK is normally released after a meal, particularly one high in fat and protein. CCK is often called the “feel full” protein because when it is released it gives a feeling of fullness and signals the brain to terminate the meal. The objective of our research is to develop a nutritional composition that stimulates and extends the duration of action of CCK in a calorically efficient way, i.e. to cause a release of CCK with 30-40 calories of specific nutrients rather than 1,000 calories.

The first product we commercialized using this technology was SATIETROL® that was released in April 2000. This was followed by the introduction of a meal replacement product called SATIETROL COMPLETE® in January 2001. Clinical studies showed that both of these products could reduce hunger and reduce caloric intake. In June 2001, we signed an exclusive worldwide agreement with GlaxoSmithKline (“GSK”) for our weight loss technology. Under the Agreement, we received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently terminated the Licensing Agreement in September 2002 with all rights reverting back to us.

We have continued research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage and chewable tablet) and also has the potential to be added to food and increase the satiation property of the food to which it was added. Starting in the third quarter of 2003, the Company funded a number of clinical studies on an improved formulation. The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal. We have seven patents on our appetite suppressant technology with additional patents pending. We anticipate launching a product using the improved technology under the trade name SATIETRIM® in late 2006.

Back to Contents

Type II Diabetes

Our appetite suppression technology may also have potential for the treatment of Type II diabetes, the fastest growing chronic condition in the U.S., affecting an estimated 46 million people. We have instituted clinical trials to measure the effectiveness of our formulation in controlling blood glucose.

(b) Results of Operations – Three Months Ended March 31, 2006 and March 31, 2005

We recorded net income applicable to common stockholders of $2,619,293, or $0.22 per share, for the quarter ended March 31, 2006 compared to a net loss applicable to common stockholders of ($724,679), or ($0.07) per share, for the quarter ended March 31, 2005. The net income for the quarter ended March 31, 2006 versus a net loss in the same period in 2005 is due primarily to the Mott’s transaction, a 58% increase in revenues, and a decrease in selling, general, and administrative expenses as detailed below. See Part I, 2(a) above for a description of the Mott’s transaction.

Revenues in the three-month period ended March 31, 2006 increased 58% to $1,575,396 from $997,661 for the same period in 2005. Revenues increased in the first quarter of 2006 as compared to the same period in 2005 as a result of our execution in April 2005 of a new purchasing agreement with a major customer that increased certain sell-through minimums. Under this agreement, since January 1, 2005, we have recognized revenue based upon when this major customer sells through our products to the consumer. As a result, we deferred approximately $716,000 in revenue to this major customer in the quarter ended March 31, 2005.

For the three months ended March 31, 2006, gross profit margin was 51.9% compared to 39.4% for the three months ended March 31, 2005. The increase in gross profit margin for the three months ended March 31, 2006 compared to the same period in 2005 is that in the first quarter of 2005, we paid significant promotional expenses to promote our products that were deducted from revenues. No such promotional expenses were paid in the first quarter of 2006. From time to time, we may incur additional promotional expenses in connection with the sale of our products. These promotional expenses should result in higher unit volumes of sales of these products. We anticipate that gross profit margin, as a percent of sales, may decrease as we move forward in 2006 due to increased costs of raw materials and manufacturing of our product. Management is currently evaluating the possibility of increasing prices to offset these potential decreases in gross margins.

Selling, general, and administrative (“S, G, & A”) expenses decreased to $748,333 for the three-month period ended March 31, 2006 from $1,005,354 for the three-month period ended March 31, 2005. S, G, & A expenses decreased due primarily to decreases in advertising and marketing expenses no longer necessary due to the aforementioned Mott’s transaction, as well as a decrease in personnel.

Research and development expenses were $41,252 for the three months ended March 31, 2006 compared to $73,023 for the three months ended March 31, 2005. We anticipate research and development expenses will increase as we conduct additional clinical trials on all of our products.

Interest expense was $28,649 for the three months ended March 31, 2006 compared to $19,562 for the three months ended March 31, 2005. Interest expense was incurred in connection with our accounts receivable funding from USA Funding described in the “Liquidity and Capital Resources” section below. Interest expense increased in the first quarter of 2006 as compared to the first quarter of 2005 due to a $15,000 expense associated with the termination of this facility following the Mott’s transaction.

Income tax expense was $1,278,000 for the three months ended March 31, 2006 compared to $2,115 for the three months ended March 31, 2005. The effective tax rate differs from the statutory tax rate primarily due to the utilization of net operating losses to reduce taxable income.

(c) Liquidity and Capital Resources

Our cash and liquidity position significantly improved with the sale on February 22, 2006 of our sports drink patents and trademarks to Mott’s for $4,000,000 cash plus future potential royalties. We used a portion of the cash proceeds of this transaction to repay $277,067 owed under our credit facility, to repay the $500,000 secured convertible note with interest held by Hormel HealthLabs, LLC (“Hormel”), and approximately $611,981 owed to our exclusive contract manufacturer (an affiliate of Hormel). Prior to this transaction, we had experienced significant liquidity problems. There can be no assurance that we will not experience cash and liquidity problems again in the future. Management believes that as a result of the above transaction, we have sufficient liquidity in the form of working capital to implement our business plan and meet our current obligations as they come due.

Back to Contents

At March 31, 2006, our current assets exceeded our current liabilities by approximately $3,364,000 with a ratio of current assets to current liabilities of approximately 4.7 to 1. At March 31, 2006, cash on hand was $2,141,732, an increase of $2,003,245 from December 31, 2005, primarily as the result of the Mott’s transaction (see Part I, Item 2(a) above), as well as an increase of $604,225 in accounts receivable, a decrease in inventory of $327,466, an increase in prepaid expenses of $236,374, a decrease in deferred tax assets of $1,278,000, a decrease in accounts payable and accrued expenses of $1,028,059, and a decrease in deferred revenue of $14,206 from December 31, 2005. Accounts receivable increased and inventory decreased at March 31, 2006 from December 31, 2005 due to higher revenues in the first quarter of 2006 as compared to the fourth quarter of 2005. Prepaid expenses increased due to the fact that we had to prepay for the manufacturing of certain of our products. Deferred tax assets decreased due to our recognition of NOL’s due to the Mott’s transaction. Accounts payable and accrued expenses decreased primarily as a result of the Mott’s transaction that enabled us to become current with our trade obligations. Deferred revenue decreased as our major customer increased its sell-through to the end-user consumers in the first quarter of 2005.

At March 31, 2006, notes payable decreased $96,286 to $33,658 from December 31, 2005 primarily as a result of repaying our accounts receivable funding from USA Funding. The amount of available credit was based on the value of our eligible receivables from time to time up to $1,000,000. This credit facility bore interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At December 31, 2005, we had approximately $74,000 outstanding under this facility. On February 22, 2006, with the proceeds of the sale of our sports drink assets to Mott’s, we repaid this facility in full and terminated it.

On January 28, 2005, we entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel pursuant to which we issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The Series A Preferred Stock issued to Hormel is convertible into an aggregate 909,091 shares of common stock, subject to adjustment.

On August 24, 2005, we entered into another Securities Purchase Agreement (the “Purchase Agreement”) with Hormel. Pursuant to the Purchase Agreement, Hormel loaned us the principal amount of $500,000 in exchange for the Note, which amount would accrue interest at a rate of 8% per annum. The outstanding principal balance under the Note and any accrued but unpaid interest thereon was due and payable on August 24, 2007. On February 22, 2006, we repaid the principal and accrued interest of this Note in full with the proceeds of the sale of assets to Mott’s.

We have no material commitments for capital expenditures.

(d)	Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2006, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Back to Contents

II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

We have learned that a complaint was filed against us in the Circuit Court of the 18th Judicial Circuit, Dupage County, Illinois by Paket Corporation, a former supplier of Accel Gel. The complaint seeks approximately $173,000 for breach of contract. Although the complaint was filed at the end of December 2005, we were not served with the complaint until April 18, 2006. We vigorously deny any liability and have engaged counsel. We filed suit on March 10, 2006 against Paket Corporation in the United States District Court, Northern District of Illinois for breach of contract by Paket and unspecified damages. On April 11, 2006, we received Paket’s answer and counterclaim for $173,000.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On February 13, 2006, the Board of Directors awarded options to purchase shares of our common stock under our 2000 Stock Option Plan at an exercise price of $0.60 per share to the following directors and officers:

Name	Position	No. of Shares of Common Stock

Michael Cahr	Director	30,000
David I. Portman	Director	30,000
Stephen Kuchen	Vice—President Finance and Chief Financial Officer	100,000
Robert Portman	Chairman, President, and Chief Executive Officer	300,000

The options awarded to the above-named directors vest over 12 months, and the options awarded to the above-named executive officers will vest in three equal annual installments beginning on the first anniversary of the date of grant. All of the options expire on the fifth anniversary of the date of grant. The option agreements are included as Exhibits 10.3, 10.4, 10.5 and 10.6 to this Quarterly on Form 10-QSB.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit(1)

3(i)(a)

Certificate of Incorporation of PacificHealth Laboratories, Inc. and all amendments thereto (incorporated by reference to Exhibit 3.1 to PacificHealth Laboratories, Inc.’s Registration Statement on Form SB-2 (Registration No. 333-36379) filed on September 25, 1997)

3(i)(b)

Certificate of Amendment of Certificate of Incorporation of PacificHealth Laboratories, Inc. (incorporated by reference to Exhibit 3.3 to PacificHealth Laboratories, Inc.’s Annual Report on Form 10-KSB filed on March 31, 2003)

3(i)I	Certificate of Designations for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on January 28, 2005)

Back to Contents

Exhibit Number	Description of Exhibit(1)

3(i)(d)

Certificate of Designations for Series B Preferred Stock, filed with the Secretary of State of the State of Delaware on April 28, 2005 (incorporated by reference to Exhibit 3(i) to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed May 4, 2005)

3(ii)

Amended and Restated Bylaws of PacificHealth Laboratories, Inc. (incorporated by reference to Exhibit 3.2.1 to PacificHealth Laboratories, Inc.’s Amendment No. 3 to Registration Statement on Form SB-2/A filed on December 17, 1997)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to PacificHealth Laboratories, Inc.’s Amendment No. 3 to Registration Statement on Form SB-2/A filed on December 17, 1997)

4.2.1

Form of Securities Purchase Agreement entered into among PacificHealth Laboratories, Inc. and Certain of the Selling Stockholders dated August 26, 2003 (incorporated by reference to Exhibit 4.4 to PacificHealth Laboratories, Inc.’s Registration Statement on Form SB-2 filed on September 29, 2003)

4.2.2

Form of Registration Rights Agreement entered into among PacificHealth Laboratories, Inc. and Certain of the Selling Stockholders dated August 26, 2003 (incorporated by reference to Exhibit 4.5 to PacificHealth Laboratories, Inc.’s Registration Statement on Form SB-2 filed on September 29, 2003)

4.2.3

Form of Warrant issued to Certain of the Selling Stockholders in connection with Exhibit 4.2.1 on August 26, 2003 (incorporated by reference to Exhibit 4.6 to PacificHealth Laboratories, Inc.’s Registration Statement on Form SB-2 filed on September 29, 2003)

4.3

Stock Purchase Agreement dated June 1, 2001, by and between PacificHealth Laboratories, Inc. and Glaxo Wellcome International B.V. (incorporated by reference to Exhibit 4.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on June 14, 2001)

4.4.1

Series A Preferred Stock Purchase Agreement dated January 28, 2005, by and between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC (incorporated by reference to Exhibit 4.3 to PacificHealth Laboratories, Inc.’s Annual Report on Form 10-KSB filed on April 15, 2005)

4.4.2

Investors’ Rights Agreement dated January 28, 2005, by and between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC (incorporated by reference to Exhibit 4.4 to PacificHealth Laboratories, Inc.’s Annual Report on Form 10-KSB filed on April 15, 2005)

4.4.3

Right of First Refusal and Co-Sale Agreement dated January 28, 2005, by and between PacificHealth Laboratories, Inc., Robert Portman and Hormel HealthLabs, LLC (incorporated by reference to Exhibit 4.5 to PacificHealth Laboratories, Inc.’s Annual Report on Form 10-KSB filed on April 15, 2005)

4.4.4	Certificate of Designations for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on January 28, 2005)

4.5

Certificate of Designations for Series B Preferred Stock, filed with the Secretary of State of the State of Delaware on April 28, 2005 (incorporated by reference to Exhibit 3(i) to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on May 4, 2005)

Back to Contents

Exhibit Number	Description of Exhibit(1)

4.6.1

Securities Purchase Agreement, dated August 24, 2005 by and between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC (incorporated by reference to Exhibit 10.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on August 30, 2005)

4.6.2

Amended and Restated Investors’ Rights Agreement dated August 24, 2005 between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC and any additional investor that becomes a party thereto (incorporated by reference to Exhibit 4.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on August 30, 2005)

4.6.3

Form of Secured Convertible Promissory Note issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 10.2 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on August 30, 2005)

4.6.4

Security Agreement dated August 24, 2005 by and between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC (incorporated by reference to Exhibit 10.3 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on August 30, 2005)

10.1

Employment Extension Agreement between PacificHealth Laboratories, Inc. and Robert Portman effective January 1, 2004, executed February 28, 2006 (incorporated by reference to Exhibit 10.6 to PacificHealth Laboratories, Inc.’s Post-Effective Amendment to Registration Statement on Form SB-2/A (File No. 333-109197) filed on May 2, 2006)

10.2.1

Asset Purchase Agreement dated February 22, 2006, by and between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment) (incorporated by reference to Exhibit 10.8 to PacificHealth Laboratories, Inc.’s Annual report on Form 10-KSB filed on March 31, 2006)

10.2.2

License Agreement dated February 22, 2006, by and between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment) (incorporated by reference to Exhibit 10.9 to PacificHealth Laboratories, Inc.’s Annual report on Form 10-KSB filed on March 31, 2006)

10.2.3

Consulting, License and Noncompetition Agreement dated February 22, 2006, by and between PacificHealth Laboratories, Inc., Mott’s LLP and Robert Portman (redacted, subject to request for confidential treatment) (incorporated by reference to Exhibit 10.10 to PacificHealth Laboratories, Inc.’s Annual report on Form 10-KSB filed on March 31, 2006)

10.3	Stock Option Agreement dated February 23, 2006 between PacificHealth Laboratories, Inc. and David I. Portman (filed herewith)

10.4	Stock Option Agreement dated February 23, 2006 between PacificHealth Laboratories, Inc. and Michael Cahr (filed herewith)

10.5	Stock Option Agreement dated February 23, 2006 between PacificHealth Laboratories, Inc. and Stephen P. Kuchen (filed herewith)

10.6	Stock Option Agreement dated February 23, 2006 betweeen PacificHealth Laboratories, Inc. and Robert Portman (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

Back to Contents

Exhibit Number	Description of Exhibit(1)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-23495.

Back to Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICHEALTH LABORATORIES, INC.
By:	/S/ STEPHEN P. KUCHEN

STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 15, 2006

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

3(i)(a)

Certificate of Incorporation of PacificHealth Laboratories, Inc. and all amendments thereto (incorporated by reference to Exhibit 3.1 to PacificHealth Laboratories, Inc.’s Registration Statement on Form SB-2 (Registration No. 333-36379) filed on September 25, 1997)

3(i)(b)

Certificate of Amendment of Certificate of Incorporation of PacificHealth Laboratories, Inc. (incorporated by reference to Exhibit 3.3 to PacificHealth Laboratories, Inc.’s Annual Report on Form 10-KSB filed on March 31, 2003)

3(i)(c)	Certificate of Designations for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on January 28, 2005)
3(i)(d)

Certificate of Designations for Series B Preferred Stock, filed with the Secretary of State of the State of Delaware on April 28, 2005 (incorporated by reference to Exhibit 3(i) to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed May 4, 2005)

3(ii)

Amended and Restated Bylaws of PacificHealth Laboratories, Inc. (incorporated by reference to Exhibit 3.2.1 to PacificHealth Laboratories, Inc.’s Amendment No. 3 to Registration Statement on Form SB-2/A filed on December 17, 1997)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to PacificHealth Laboratories, Inc.’s Amendment No. 3 to Registration Statement on Form SB-2/A filed on December 17, 1997)
4.2.1

Form of Securities Purchase Agreement entered into among PacificHealth Laboratories, Inc. and Certain of the Selling Stockholders dated August 26, 2003 (incorporated by reference to Exhibit 4.4 to PacificHealth Laboratories, Inc.’s Registration Statement on Form SB-2 filed on September 29, 2003)

4.2.2

Form of Registration Rights Agreement entered into among PacificHealth Laboratories, Inc. and Certain of the Selling Stockholders dated August 26, 2003 (incorporated by reference to Exhibit 4.5 to PacificHealth Laboratories, Inc.’s Registration Statement on Form SB-2 filed on September 29, 2003)

4.2.3

Form of Warrant issued to Certain of the Selling Stockholders in connection with Exhibit 4.2.1 on August 26, 2003 (incorporated by reference to Exhibit 4.6 to PacificHealth Laboratories, Inc.’s Registration Statement on Form SB-2 filed on September 29, 2003)

4.3

Stock Purchase Agreement dated June 1, 2001, by and between PacificHealth Laboratories, Inc. and Glaxo Wellcome International B.V. (incorporated by reference to Exhibit 4.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on June 14, 2001)

4.4.1

Series A Preferred Stock Purchase Agreement dated January 28, 2005, by and between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC (incorporated by reference to Exhibit 4.3 to PacificHealth Laboratories, Inc.’s Annual Report on Form 10-KSB filed on April 15, 2005)

4.4.2

Investors’ Rights Agreement dated January 28, 2005, by and between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC (incorporated by reference to Exhibit 4.4 to PacificHealth Laboratories, Inc.’s Annual Report on Form 10-KSB filed on April 15, 2005)

Back to Contents

Exhibit Number	Description of Exhibit(1)

4.4.3

Right of First Refusal and Co-Sale Agreement dated January 28, 2005, by and between PacificHealth Laboratories, Inc., Robert Portman and Hormel HealthLabs, LLC (incorporated by reference to Exhibit 4.5 to PacificHealth Laboratories, Inc.’s Annual Report on Form 10-KSB filed on April 15, 2005)

4.4.4	Certificate of Designations for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on January 28, 2005)
4.5

Certificate of Designations for Series B Preferred Stock, filed with the Secretary of State of the State of Delaware on April 28, 2005 (incorporated by reference to Exhibit 3(i) to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on May 4, 2005)

4.6.1

Securities Purchase Agreement, dated August 24, 2005 by and between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC (incorporated by reference to Exhibit 10.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on August 30, 2005)

4.6.2

Amended and Restated Investors’ Rights Agreement dated August 24, 2005 between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC and any additional investor that becomes a party thereto (incorporated by reference to Exhibit 4.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on August 30, 2005)

4.6.3

Form of Secured Convertible Promissory Note issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 10.2 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on August 30, 2005)

4.6.4

Security Agreement dated August 24, 2005 by and between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC (incorporated by reference to Exhibit 10.3 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on August 30, 2005)

10.1

Employment Extension Agreement between PacificHealth Laboratories, Inc. and Robert Portman effective January 1, 2004, executed February 28, 2006 (incorporated by reference to Exhibit 10.6 to PacificHealth Laboratories, Inc.’s Post-Effective Amendment to Registration Statement on Form SB-2 (File No. 333-109197) filed on May 2, 2006)

10.2.1

Asset Purchase Agreement dated February 22, 2006, by and between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment) (incorporated by reference to Exhibit 10.8 to PacificHealth Laboratories, Inc.’s Annual report on Form 10-KSB filed on March 31, 2006)

10.2.2

License Agreement dated February 22, 2006, by and between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment) (incorporated by reference to Exhibit 10.9 to PacificHealth Laboratories, Inc.’s Annual report on Form 10-KSB filed on March 31, 2006)

10.2.3

Consulting, License and Noncompetition Agreement dated February 22, 2006, by and between PacificHealth Laboratories, Inc., Mott’s LLP and Robert Portman (redacted, subject to request for confidential treatment) (incorporated by reference to Exhibit 10.10 to PacificHealth Laboratories, Inc.’s Annual report on Form 10-KSB filed on March 31, 2006)

10.3	Stock Option Agreement dated February 23, 2006 between PacificHealth Laboratories, Inc. and David I. Portman (filed herewith)

Back to Contents

Exhibit Number	Description of Exhibit(1)

10.4	Stock Option Agreement dated February 23, 2006 between PacificHealth Laboratories, Inc. and Michael Cahr (filed herewith)
10.5	Stock Option Agreement dated February 23, 2006 between PacificHealth Laboratories, Inc. and Stephen P. Kuchen (filed herewith)
10.6	Stock Option Agreement dated February 23, 2006 betweeen PacificHealth Laboratories, Inc. and Robert Portman (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-23495.