Form 10QSB
period 2006-06-30
PACIFICHEALTH LABORATORIES INC
filed 2006-08-04
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

-OR-
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act)
Yes ☐ No ☒

At August 3, 2006, there were 12,703,128 shares of common stock, par value $0.0025 per share, of the issuer outstanding.

Transitional small business disclosure format: Yes ☐ No ☒

PACIFICHEALTH LABORATORIES, INC.

Cautionary Note Regarding Forward-Looking Statements

As used herein, unless we otherwise specify, the terms the “Company,” "we," "us," and "our" means PacificHealth Laboratories, Inc.

This Report contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

•	The development, testing, and commercialization of new products and the expansion of the market for our current products;
•	The receipt of royalty payments from our agreements with business partners;
•	Implementing aspects of our business plans;
•	Financing goals and plans;
•	Our existing cash and whether and how long these funds will be sufficient to fund our operations; and
•	Our raising of additional capital through future equity financings.

These and other forward-looking statements are primarily in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Generally, you can identify these statements because they include phrases such as "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report on Form 10-QSB. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot be sure when or if we will be permitted by regulatory agencies to undertake clinical trials or to commence any particular phase of clinical trials. Because of this, statements regarding the expected timing of clinical trials cannot be regarded as actual predictions of when we will obtain regulatory approval for any “phase” of clinical trials.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

ASSETS

	June 30, 2006 (Unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$2,743,833	$138,487
Accounts receivable, net	867,413	187,835
Inventories	1,146,112	1,309,779
Prepaid expenses	177,572	119,002
Deferred tax asset	—	1,278,000
Total current assets	4,934,930	3,033,103

Property and equipment, net	88,552	65,357

Deposits	40,865	20,393

Total assets	$5,064,347	$3,118,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$68,061	$129,944
Accounts payable and accrued expenses	506,526	1,546,958
Deferred revenue	339,233	369,068
Total current liabilities	913,820	2,045,970

Long-term liabilities:
Convertible notes payable	—	500,000

Stockholders’ equity:
Preferred stock:
Series A, convertible, no par value; 90,909 shares authorized; -0- issued and outstanding at June 30, 2006 and 90,909 issued and outstanding at December 31, 2005	—	966,387
Series B, convertible, no par value; 45,455 shares authorized, -0- shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
12,648,990 shares at June 30, 2006 and
10,267,045 shares at December 31, 2005	31,623	25,667
Additional paid-in capital	17,730,291	15,790,335
Accumulated deficit	(13,611,387)	(16,209,506)

	4,150,527	572,883

Total liabilities and stockholders’ equity	$5,064,347	$3,118,853

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Net product sales	$1,747,206	$2,042,382	$3,322,602	$3,040,043

Cost of goods sold	952,691	1,294,909	1,711,086	1,899,307

Gross profit	794,515	747,473	1,611,516	1,140,736

Selling, general and administrative expenses	782,430	1,065,721	1,530,763	2,071,075
Research and development expenses	46,233	46,095	87,484	119,118
Depreciation expense	14,858	16,141	28,952	32,303
	843,521	1,127,957	1,647,199	2,222,496

Net operating loss	(49,006)	(380,484)	(35,683)	(1,081,760)

Other income (expense):
Gain on sale of patents/technology, net of expenses of $90,795	—	—	3,909,205	—
Interest income	24,319	1,315	32,733	2,922
Interest expense	(1,487)	(28,181)	(30,136)	(47,743)
	22,832	(26,866)	3,911,802	(44,821)

(Loss) income before income taxes	(26,174)	(407,350)	3,876,119	(1,126,581)

Provision for income taxes	—	—	1,278,000	2,115

Net (loss) income	$(26,174)	$(407,350)	$2,598,119	$(1,128,696)

Less preferred dividends	(5,000)	(5,425)	(10,425)	(8,333)

Net (loss) income applicable to common stockholders	$(31,174)	$(412,775)	$2,587,694	$(1,137,029)

Basic (loss) income per share	$0.00	$(0.04)	$0.23	$(0.11)

Diluted (loss) income per share	$0.00	$(0.04)	$0.20	$(0.11)

Weighted average common shares - Basic	11,368,088	10,237,045	11,070,122	10,237,045

Weighted average common shares - Diluted	11,368,088	10,237,045	13,167,853	10,237,045

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,598,119	$(1,128,696)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	28,952	32,303
Allowance for doubtful accounts	6,000	-
Equity instrument based consulting expense	109,639	272
Gain on sale of patents and technology, net of expenses of $90,795	(3,909,205)	-
Provision for income taxes	1,278,000	-
Changes in assets and liabilities:
Increase in accounts receivable	(685,578)	(527,802)
Decrease in inventories	163,667	322,324
(Increase) decrease in prepaid expenses	(58,570)	21,461
Increase in deposits	(20,472)	-
(Decrease) increase in accounts payable/accrued expenses	(1,040,432)	259,967
(Decrease) increase in deferred revenue	(29,835)	126,971
Net cash used in operating activities	(1,559,715)	(893,200)

Cash flows from investing activities:
Purchase of property and equipment	(52,145)	(11,085)
Proceeds from sale of patents and technology, net of expenses of $90,795	3,909,205	-
Net cash provided by (used in) investing activities	3,857,060	(11,085)

Cash flows from financing activities:
Issuance of notes payable	763,443	2,982,815
Repayments of notes payable	(825,326)	(2,759,939)
Repayments of convertible notes payable	(500,000)	-
Preferred stock issued	-	1,000,000
Costs associated with preferred stock issuance	-	(51,947)
Proceeds from common stock options/warrants exercised	869,884	-
Net cash provided by financing activities	308,001	1,170,929

Net increase in cash	2,605,346	266,644

Cash, beginning balance	138,487	25,832

Cash, ending balance	$2,743,833	$292,476

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,136	$47,743

Schedule of non-cash financing activity:
Conversion of 90,909 shares of Series A Preferred Stock into 909,091 shares of common stock	$966,387	$-

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

1. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

In April 2004, the Company entered into a purchasing agreement with the same significant customer for all other products sold to this customer whereby all unsold product is subject to return provisions identical or similar to the one disclosed above. Through December 31, 2004, in addition to the four criteria described above, the Company recognized revenue related to these products after analyzing retail sell-through data provided by the customer and the Company’s expectation of future customer sell-through trends. A new agreement was signed in April 2005 that increased minimum levels of retail sell-through requirements. Since January 1, 2005, the Company recognizes revenue when its major customer sells through its products to the consumer. This change was made due to the inability to accurately estimate future returns from this customer as the Company has previously agreed to accept returns/discounts of product from this customer that it was not contractually obligated to do so as well as because the Company entered into a new purchasing agreement with this customer that increased certain sell-through minimums. At June 30, 2006, the Company has deferred $339,233 in revenues related to this customer. At June 30, 2005, the Company had deferred $502,971 in revenues related to this customer.

3. Inventories

As of June 30, 2006 and December 31, 2005, inventories consisted of the following:

	June 30, 2006 (Unaudited)	December 31, 2005
Raw materials	$143,091	$102,587
Work in process	—	8,847
Packaging supplies	43,873	46,880
Finished goods	820,176	989,814
Finished goods on consignment	138,972	161,651

	$1,146,112	$1,309,779

4. Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R") which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuances of stock options to employees. As a result of the adoption of SFAS 123R utilizing the Modified Prospective method, the Company recorded charges of $49,254 and $98,880, respectively in the three- and six- months ended June 30, 2006, representing the effect on income from continuing operations, income before income taxes, and net income. The impact of the adoption of 123R was to reduce basic earnings per share by $0.00 and $0.01, respectively, in the three- and six- months ended June 30, 2006.

The Company granted no options to employees and directors during the three months ended June 30, 2006. The Company granted 508,000 options to employees and directors during the six months ended June 30, 2006 with exercise prices ranging from $0.20 per share to $0.60 per share. 241,333 of these options vest during the first quarter of 2007; 133,333 of these options vest during the first quarter of 2008; and 133,334 of these options vest during the first quarter of 2009. These options were determined to have a total fair value of $230,540. These options were determined to have a fair value of $25,302 for the three months ended June 30, 2006 and $50,603 for the six months ended June 30, 2006. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R. During the first six months of 2006, 212,500 options previously issued to employees expired. The total intrinsic value of options exercised during the three- and six- months ended June 30, 2006 was $0.

The Company granted no stock options to consultants during the three months ended June 30, 2006. The Company granted 89,000 stock options to consultants during the six months ended June 30, 2006 that vested upon grant with an exercise price of $0.20 per share. These options were determined to have a fair value of $10,759 that was charged to operations and added to paid-in capital in the six-month period ended June 30, 2006. In addition, 90,000 options previously issued to consultants expired during the first six months of 2006. The Company granted 1,500 stock options to consultants during the three- and six- months ended June 30, 2005. These options were determined to have a fair value of $272 for the six months ended June 30, 2005 and this amount was charged to operations and added to paid-in capital in accordance with SFAS 123.

A summary of employees option activity under our plans as of June 30, 2006 and changes during the six-month period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2006	1,970,000	$1.11
Granted during the period	508,000	$0.56
Exercised during the period	(640,000)	$0.46
Expired during the period	(212,500)	$1.51
Outstanding, June 30, 2006	1,625,500	$1.14	3.19	$896,445
Exercisable, June 30, 2006	902,500	$1.58	2.38	$348,845

The market value of the Company’s common stock as of June 30, 2006 was $1.35 per share.

As of June 30, 2006, the total fair value of non-vested awards amounted to $212,641. The weighted average remaining period over which such options are expected to be recognized is 1.44 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

June 30, 2006
Expected volatility	102-111%
Weighted-average volatility	106%
Expected dividends	0.0%
Expected term (in years)	5
Risk-free rate	4.35-4.39%

For fiscal year 2005, the Company applied the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost had been recognized in the condensed consolidated financial statements in fiscal year 2005 for employee stock options, all of which had an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123R, and amortized such costs over the vesting period, the Company's net loss for the three- and six- months ended June 30, 2005 would have been increased to the pro forma amount indicated below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Reported net loss	$(407,350)	$(1,128,696)
Total stock-based employee compensation expense
determined under fair value-based method for all awards	(21,160)	(80,227)

Pro forma net loss	$(428,510)	$(1,208,923)

Basic and diluted loss per share:
As reported	($0.04)	($0.11)
Pro forma	($0.04)	($0.12)

5. Income Taxes

The Company has approximately $15,850,000 in federal and $4,250,000 in state net operating loss carryovers generated through December 31, 2005 that can be used to offset future taxable income in calendar years 2006 through 2025. The net operating loss carryovers will expire in the year 2015 through the year 2025.

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

7. Concentration

    The Company’s two largest customers accounted for approximately 18% and 17%, respectively, of net sales for the three months ended June 30, 2006 and 28% and 13%, respectively, of net sales for the three months ended June 30, 2005. The Company’s two largest customers accounted for approximately 21% and 18%, respectively, of net sales for the six months ended June 30, 2006 and 38% and 25%, respectively, of net sales for the six months ended June 30, 2005. At June 30, 2006, amounts due from these two customers represented approximately 26% and 13%, respectively, of net accounts receivable. At December 31, 2005, amounts due from these two customers represented approximately 0% and 0%, respectively, of net accounts receivable.

Two suppliers accounted for approximately 74% and 17%, respectively, of total inventory purchases for the three months ended June 30, 2006 and three suppliers accounted for 46%, 29%, and 19%, respectively, of total inventory purchases for the three months ended June 30, 2005. Two suppliers accounted for approximately 58% and 30%, respectively, of total inventory purchases for the six months ended June 30, 2006 and three suppliers accounted for 39%, 33%, and 18%, respectively, of total inventory purchases for the six months ended June 30, 2005. At June 30, 2006, amounts due to one vendor represented approximately 23% of accounts payable and accrued expenses. At December 31, 2005, amounts due to one vendor represented approximately 42% of accounts payable and accrued expenses.

8. Equity Instruments

On January 28, 2005, the Company entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel HealthLabs, LLC (“Hormel”) pursuant to which the Company issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The Series A Preferred Stock issued to Hormel was convertible into an aggregate 909,091 shares of common stock, subject to adjustment. The Series A Preferred Stock was converted on June 23, 2006. During the three- and six- months ended June 30, 2006, 180,000 and 698,000 respectively, of options and 721,378 and 774,854 respectively, of warrants were exercised.

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

10. Contingencies

A complaint was filed against us in the Circuit Court of the 18th Judicial Circuit, Dupage County, Illinois by Paket Corporation, a former supplier of Accel Gel. The complaint seeks approximately $173,000 for breach of contract. Although the complaint was filed at the end of December 2005, we were not served with the complaint until April 18, 2006. We vigorously deny any liability and have engaged counsel. We filed suit on March 10, 2006 against Paket Corporation in the United States District Court, Northern District of Illinois for breach of contract by Paket and unspecified damages. On April 11, 2006, we received Paket’s answer and counterclaim for $173,000. On August 10, 2006 a non-binding mediation is scheduled to be held in Philadelphia, PA.

11. Subsequent Event

Between July 1, 2006 and August 3, 2006, the Company has issued an additional 54,138 shares of its common stock as a result of the exercise of options and warrants, resulting in proceeds of $11,385.  Of these shares, 36,138 were issued pursuant to a cashless exercise feature.

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

ACTIVATION OF MUSCLE GROWTH, ENERGY AND TRANSPORT PATHWAYS

Exercise Performance
Our research into factors influencing exercise performance and muscle growth and recovery has led to the development and commercialization of a new generation of sports and recovery drinks. The key to our technology is the specific ratio in which protein is combined with carbohydrates. We have two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery. Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic and strength training athlete. These include:

· ENDUROX ®/ENDUROX EXCEL® - Introduced in May 1996 and March 1997.

· ENDUROX R4® Recovery Drink - Introduced in February 1999

· ACCELERADE® Sports Drink - Introduced in June 2001

· NUTRIENT TIMING SYSTEM® (“NTS”) Products - Introduced in March 2004

· ACCEL GEL® - Introduced in February 2004

The NTS products were developed to address the needs of the strength athlete using our patented technology involving the combination of protein and carbohydrate. The NTS products consisted of: MUSCLEADE®, a sports drink; COUNTDOWN®, a recovery product; and NTS PROTEIN®, a protein supplement. To assist in our marketing of these products, in December 2003 we acquired all of the outstanding shares of Strong Research Co., a research-based educational company that focused on the strength-training athlete. These products were launched in GNC in March 2004 and were sold exclusively in GNC locations through January 2005. In March 2005, we were informed by representatives of GNC that GNC would discontinue our NTS line of strength training products, and we have had no material revenue from the NTS product line in 2006.

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

ACTIVATION OF SATIETY PEPTIDES

Weight Loss
Satiety peptides have been shown to reduce food intake and suppress appetite in humans. Our research has specifically focused on developing nutritional formulations that can stimulate cholecystokinin (CCK), one of the body’s primary satiety peptides. CCK is normally released after a meal, particularly one high in fat and protein. CCK is often called the “feel full” protein because when it is released it gives a feeling of fullness and signals the brain to terminate the meal. The objective of our research is to develop a nutritional composition that stimulates and extends the duration of action of CCK in a calorically efficient way, i.e. to cause a release of CCK with 30-40 calories of specific nutrients rather than 1,000 calories.

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

We have continued research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage and chewable tablet) and also has the potential to be added to food and increase the satiation property of the food to which it was added. Starting in the third quarter of 2003, the Company funded a number of clinical studies on an improved formulation. The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal. We have seven patents on our appetite suppressant technology with additional patents pending. We anticipate launching a product using the improved technology under the trade name SATIETRIM® through direct response distribution in late 2006.

Type II Diabetes
Our appetite suppression technology may also have potential for the treatment of Type II diabetes, the fastest growing chronic condition in the U.S., affecting an estimated 46 million people. We have instituted clinical trials to measure the effectiveness of our formulation in controlling blood glucose.

(b)    Results of Operations - Three and Six Months Ended June 30, 2006 and June 30, 2005

We recorded a net loss applicable to common stockholders of ($31,174), or $0.00 per share, for the second quarter ended June 30, 2006 compared to a net loss applicable to common stockholders of ($412,775), or ($0.04) per share, for the second quarter ended June 30, 2005. We recorded net income applicable to common stockholders of $2,587,694, or $0.20 per share fully diluted, for the six-month period ended June 30, 2006, compared to a net loss applicable to common stockholders of ($1,137,029), or ($0.11) per share, for the six-month period ended June 30, 2005. The smaller net loss for the quarter ended June 30, 2006 versus the same period in 2005 is due primarily to the decrease in selling, general, and administrative expenses as detailed below. The net income for the six months ended June 30, 2006 versus a net loss in the same period in 2005 is due primarily to the Mott’s transaction, a 9% increase in revenues, and a decrease in selling, general, and administrative expenses as detailed below. See Item 2(a) above for a description of the Mott’s transaction.

Revenues in the quarter ended June 30, 2006 were $1,747,206 compared to $2,042,382 for the same period in 2005. Revenues in the six-month period ended June 30, 2006 were $3,322,602 compared to revenues of $3,040,043 for the same period in 2005. Revenues decreased in the three-month period ending June 30, 2006 as compared to the same period in 2005 as in the second quarter of 2005 we entered into an agreement with a major customer to resolve certain products previously sold to this customer and recorded as deferred revenue by us. In connection with this settlement, the customer agreed to accept $257,957 of inventory as final product purchases from us with no future obligations on our behalf. As a result, $257,957 previously recorded as deferred was taken into revenue in the second quarter of 2005. Revenues increased in the first six months of 2006 as compared to the same period in 2005 as in 2005 we paid significant promotional expenses to promote our products that were deducted from revenues. No such promotional expenses were paid in the first half of 2006.

For the three months ended June 30, 2006, gross profit margin was 45.5% compared to 36.6% for the three months ended June 30, 2005. For the six months ended June 30, 2006, gross profit margin was 48.5% compared to 37.5% for the six months ended June 30, 2005. The increase in gross profit margin for the three- and six- months ended June 30, 2006 compared to the same period in 2005 is that in 2005, we paid significant promotional expenses to promote our products that were deducted from revenues. No such promotional expenses were paid in the first half of 2006. From time to time, we may incur additional promotional expenses in connection with the sale of our products. These promotional expenses should result in higher unit volumes of sales of these products. We anticipate that gross profit margin, as a percent of sales, may decrease as we move forward in 2006 due to increased costs of raw materials and manufacturing of our products. Management is currently evaluating the possibility of increasing pricing to offset these potential decreases in gross margin.

Selling, general, and administrative (“S, G, & A”) expenses decreased to $782,430 for the three-month period ended June 30, 2006 from $1,065,721 for the three-month period ended June 30, 2005. S, G, & A expenses decreased to $1,530,763 for the six-month period ended June 30, 2006 from $2,071,075 for the six-month period ended June 30, 2005. S, G, & A expenses decreased due primarily to decreases in advertising and marketing expenses no longer necessary due to the aforementioned Mott’s transaction, as well as a decrease in personnel.

Research and development (“R & D”) expenses were $46,233 for the three months ended June 30, 2006 compared to $46,095 for the three months ended June 30, 2005. R & D expenses were $87,484 for the six months ended June 30, 2006 versus $119,118 for the six months ended June 30, 2005. We anticipate R & D expenses will increase as we conduct additional clinical trials and seek out additional patents and claims for all of our products.

Interest expense decreased to $1,487 for the three months ended June 30, 2006 from $28,181 for the three months ended June 30, 2005. Interest expense decreased to $30,136 for the six months ended June 30, 2006 from $47,743 for the six months ended June 30, 2005. Interest expense was incurred in connection with our accounts receivable funding from USA Funding described in the “Liquidity and Capital Resources” section below. Interest expense decreased in the three- and six-month periods ending June 30, 2006 compared to the same periods in 2005 as we discontinued our use of the accounts receivable funding when the Mott’s transaction closed.

Income tax expense was $-0- for the three months ended June 30, 2006 and June 30, 2005. Income tax expense was $1,278,000 for the six months ended June 30, 2006 compared to $2,115 for the six months ended June 30, 2005. The effective tax rate differs from the statutory tax rate primarily due to the utilization of net operating losses that were previously fully reserved to reduce taxable income.

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

At June 30, 2006, our current assets exceeded our current liabilities by approximately $4,021,000 with a ratio of current assets to current liabilities of approximately 5.4 to 1. At June 30, 2006, cash on hand was $2,743,833, an increase of $2,605,346 from December 31, 2005, primarily as the result of the Mott’s transaction (see Item 2(a) above), as well as an increase of $685,578 in accounts receivable, a decrease in inventory of $163,667, an increase in prepaid expenses of $58,570, a decrease in deferred tax assets of $1,278,000, a decrease in accounts payable and accrued expenses of $1,040,432, and a decrease in deferred revenue of $29,835 from December 31, 2005. Accounts receivable increased and inventory decreased at June 30, 2006 from December 31, 2005 due to higher revenues in the 2nd quarter of 2006 as compared to the fourth quarter of 2005. Deferred tax assets decreased due to our recognition of NOL’s due to the Mott’s transaction. Accounts payable and accrued expenses decreased primarily as a result of the Mott’s transaction that enabled us to become current with our trade obligations. Deferred revenue decreased as our major customer increased its sell-through to the end-user consumers in the first six months of 2006.

At June 30, 2006, notes payable decreased $61,883 to $68,061 from December 31, 2005 primarily as a result of repaying our accounts receivable funding from USA Funding. The amount of available credit was based on the value of our eligible receivables from time to time up to $1,000,000. This credit facility bore interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At December 31, 2005, we had approximately $74,000 outstanding under this facility. On February 22, 2006, with the proceeds of the sale of our sports drink assets to Mott’s, we repaid this facility in full and terminated it.

On January 28, 2005, we entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel pursuant to which we issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The Series A Preferred Stock issued to Hormel was converted into an aggregate 909,091 shares of common stock on June 23, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2006, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A complaint was filed against us in the Circuit Court of the 18th Judicial Circuit, Dupage County, Illinois by Paket Corporation, a former supplier of Accel Gel. The complaint seeks approximately $173,000 for breach of contract. Although the complaint was filed at the end of December 2005, we were not served with the complaint until April 18, 2006. We vigorously deny any liability and have engaged counsel. We filed suit on March 10, 2006 against Paket Corporation in the United States District Court, Northern District of Illinois for breach of contract by Paket and unspecified damages. On April 11, 2006, we received Paket’s answer and counterclaim for $173,000. On August 10, 2006 a non-binding mediation is scheduled to be held in Philadelphia, PA.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three month period ended June 30, 2006, Company has issued an additional 721,378 shares of its common stock as a result of the exercise of warrants which had been issued in private placements occurring in 2003, resulting in proceeds of $529,751. The offer and sale of these shares of Common Stock upon exercise of the warrants was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. No sale of the Common Stock involved the use of underwriters, and no commissions were paid in connection with the issuance or sale of the Common Stock. The shares of Common Stock have been registered under the Securities Act of 1933 for resale by the holders thereof.

As previously reported, in January 2005, we issued and sold to Hormel 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The Series A Preferred Stock issued to Hormel was converted into an aggregate 909,091 shares of common stock on June 23, 2006. No additional consideration was paid. The offer and sale of these shares of Common Stock upon conversion of the Series A Preferred Stock was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Neither the issuance of the Series A Preferred Stock nor the issuance of the Common Stock involved the use of underwriters, and no commissions were paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On June 7, 2006, the Company held its Annual Meeting of Stockholders, pursuant to information contained in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement that were mailed to stockholders on May 10, 2006.

(b)
One of the matters listed in the Company’s Proxy for the meeting was the annual Election of Directors. There were five nominees for election who were elected by the shareholders to serve for a one-year term. The results of the balloting were as follows (Shares voting: 9,637,932 of 11,884,349):

Nominee	For	Against	Abstain
Robert Portman	9,351,432	-0-	16,500
Stephen P. Kuchen	9,351,432	-0-	16,500
David Portman	9,351,432	-0-	16,500
Michael Cahr	9,351,432	-0-	16,500
Gary Jamison	9,351,432	-0-	16,500

(c)
Another matter voted upon by the stockholders was the ratification of the appointment of Weiser, LLP as independent auditors for the Company for the fiscal year ending December 31, 2005. This matter was approved. The results of the balloting for this matter was as follows:

Matter	For	Against	Abstain
Appointment of auditors	9,329,711	27,721	10,500

ITEM 5. OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit Number ________	Description of Exhibit(1) _____________________

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

Exhibit Number ________	Description of Exhibit(1) _____________________

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

Exhibit Number ________	Description of Exhibit(1) _____________________

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

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-23495.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICHEALTH LABORATORIES, INC.
By: /S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 3, 2006

EXHIBIT INDEX

Exhibit Number ________	Description of Exhibit(1) _____________________

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

Exhibit Number ________	Description of Exhibit(1) _____________________

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

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit Number ________	Description of Exhibit(1) _____________________

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-23495.