Form 10QSB
period 2006-09-30
PACIFICHEALTH LABORATORIES INC
filed 2006-11-03
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

-OR-

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

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

At November 3, 2006, there were 12,734,495 shares of common stock, par value $0.0025 per share, of the issuer outstanding.

Transitional small business disclosure format: Yes ☐ No ☒

PACIFICHEALTH LABORATORIES, INC.

Cautionary Note Regarding Forward-Looking Statements

As used herein, unless we otherwise specify, the terms the “Company,” “we,”“us,” and “our” means PacificHealth Laboratories, Inc.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

ASSETS
	September 30, 2006 (Unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$3,037,202	$138,487
Accounts receivable, net	798,619	187,835
Inventories	1,018,209	1,309,779
Prepaid expenses	101,599	119,002
Deferred tax asset	—	1,278,000
Total current assets	4,955,629	3,033,103

Property and equipment, net	77,080	65,357

Deposits	40,984	20,393

Total assets	$5,073,693	$3,118,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$32,925	$129,944
Accounts payable and accrued expenses	399,635	1,546,958
Deferred revenue	360,141	369,068
Total current liabilities	792,701	2,045,970

Long-term liabilities:
Convertible notes payable	—	500,000

Stockholders’ equity:
Preferred stock:
Series A, convertible, no par value; 90,909 shares authorized; - 0 - issued and outstanding at September 30, 2006 and 90,909 issued and outstanding at December 31, 2005	—	966,387
Common stock, $.0025 par value; authorized 50,000,000 shares; issued and outstanding:
12,734,495 shares at September 30, 2006 and 10,267,045 shares at December 31, 2005	31,836	25,667
Additional paid-in capital	17,806,359	15,790,335
Accumulated deficit	(13,557,203)	(16,209,506)
	4,280,992	572,883

Total liabilities and stockholders’ equity	$5,073,693	$3,118,853

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Net product sales	$1,774,130	$1,669,444	$5,096,732	$4,709,487

Cost of goods sold	976,738	850,941	2,687,824	2,750,248

Gross profit	797,392	818,503	2,408,908	1,959,239

Selling, general and administrative expenses	705,564	886,581	2,236,327	2,957,656
Research and development expenses	53,916	43,037	141,400	162,155
Depreciation expense	14,329	16,121	43,281	48,424
	773,809	945,739	2,421,008	3,168,235

Net operating income (loss)	23,583	(127,236)	(12,100)	(1,208,996)

Other income (expense):
Gain on sale of patents/technology, net of expenses of $90,795	—	—	3,909,205	—
Interest income	31,516	1,253	64,249	4,175
Interest expense	(915)	(28,976)	(31,051)	(76,719)
	30,601	(27,723)	3,942,403	(72,544)

Income (loss) before income taxes	54,184	(154,959)	3,930,303	(1,281,540)

Provision for income taxes	—	—	1,278,000	2,115

Net income (loss)	54,184	(154,959)	2,652,303	(1,283,655)

Less preferred dividends	—	(5,000)	(10,425)	(13,333)

Net income (loss) applicable to common stockholders	$54,184	$(159,959)	$2,641,878	$(1,296,988)

Basic income (loss) per share	$0.00	$(0.02)	$0.23	$(0.13)

Diluted income (loss) per share	$0.00	$(0.02)	$0.20	$(0.13)

Weighted average common shares - Basic	12,702,460	10,237,045	11,620,214	10,237,045

Weighted average common shares - Diluted	14,328,082	10,237,045	13,389,104	10,237,045

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,652,303	$(1,283,655)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	43,281	48,424
Allowance for doubtful accounts	9,000	—
Equity instrument based consulting expense	154,875	4,817
Gain on sale of patents and technology, net of expenses of $90,795	(3,909,205)	—
Provision for income taxes	1,278,000	—
Changes in assets and liabilities:
Increase in accounts receivable	(619,784)	(189,136)
Decrease (increase) in inventories	291,570	(11,231)
Decrease in prepaid expenses	17,403	107,646
Increase in deposits	(20,591)	(9,294)
(Decrease) increase in accounts payable/accrued expenses	(1,147,323)	176,475
(Decrease) increase in deferred revenue	(8,927)	67,427
Net cash used in operating activities	(1,259,398)	(1,088,527)

Cash flows from investing activities:
Purchase of property and equipment	(55,003)	(14,726)
Proceeds from sale of patents and technology, net of expenses of $90,795	3,909,205	—
Net cash provided by (used in) investing activities	3,854,202	(14,726)

Cash flows from financing activities:
Issuance of notes payable	766,100	4,473,947
Repayments of notes payable	(863,119)	(4,503,420)
Repayments of convertible notes payable	(500,000)	—
Preferred stock issued	—	1,000,000
Costs associated with preferred stock issuance	—	(51,948)
Proceeds from issuance of convertible notes payable		500,000
Proceeds from common stock options/warrants exercised	900,930	—
Net cash provided by financing activities	303,911	1,418,579

Net increase in cash and cash equivalents	2,898,715	315,326

Cash and cash equivalents, beginning balance	138,487	25,832

Cash and cash equivalents, ending balance	$3,037,202	$341,158

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,051	$76,719

Schedule of non-cash financing activity:
Conversion of 90,909 shares of Series A Preferred Stock into 909,091 shares of common stock	$966,387	$—

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of revenue recognition as it relates to customer returns, inventory obsolescence, allowance for doubtful accounts, and valuation allowances for deferred tax assets.

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

In April 2004, the Company entered into a purchasing agreement with the same significant customer for all other products sold to this customer whereby all unsold product is subject to return provisions identical or similar to the one disclosed above. Through December 31, 2004, in addition to the four criteria described above, the Company recognized revenue related to these products after analyzing retail sell-through data provided by the customer and the Company’s expectation of future customer sell-through trends. A new agreement was signed in April 2005 that increased minimum levels of retail sell-through requirements. Since January 1, 2005, the Company recognizes revenue when its major customer sells through its products to the consumer. This change was made due to the inability to accurately estimate future returns from this customer as the Company has previously agreed to accept returns/discounts of product from this customer that it was not contractually obligated to do so as well as because the Company entered into a new purchasing agreement with this customer that increased certain sell-through minimums. At September 30, 2006, the Company has deferred $360,141 in revenues related to this customer. At September 30, 2005, the Company had deferred $443,427 in revenues related to this customer.

3. Inventories

As of September 30, 2006 and December 31, 2005, inventories consisted of the following:

	Sept. 30, 2006 (Unaudited)	December 31, 2005
Raw materials	$107,109	$102,587
Work in process	—	8,847
Packaging supplies	47,480	46,880
Finished goods	717,127	989,814
Finished goods on consignment	146,493	161,651
	$1,018,209	$1,309,779

4. Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuances of stock options to employees. As a result of the adoption of SFAS 123R utilizing the Modified Prospective method, the Company recorded charges of $42,376 and $141,256, respectively in the three- and nine- months ended September 30, 2006, representing the effect on income from continuing operations, income before income taxes, and net income. The impact of the adoption of 123R was to reduce basic and diluted earnings per share by $0.00 and $0.01, respectively, in the three- and nine- months ended September 30, 2006.

The Company granted no options to employees and directors during the three months ended September 30, 2006. The Company granted 508,000 options to employees and directors during the nine months ended September 30, 2006 with exercise prices ranging from $0.20 per share to $0.60 per share. 241,333 of these options vest during the first quarter of 2007; 133,333 of these options vest during the first quarter of 2008; and 133,334 of these options vest during the first quarter of 2009. These options were determined to have a total fair value of $230,540. These options were determined to have a fair value of $25,302 for the three months ended September 30, 2006 and $75,904 for the nine months ended September 30, 2006. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R. During the first nine months of 2006, 213,500 options previously issued to employees expired. The total intrinsic value of options exercised during the three- and nine- months ended September 30, 2006 was $0.

The Company granted 2,500 stock options to a consultant during the three months ended September 30, 2006 that vested upon grant with an exercise price of $1.23 per share. These options were determined to have a fair value of $2,860 that was charged to operations and added to paid-in capital in the three-month period ended September 30, 2006. The Company granted 91,500 stock options to consultants during the nine months ended September 30, 2006 that vested upon grant with exercise prices ranging from $0.20 to $1.23 per share. These options were determined to have a fair value of $13,619 that was charged to operations and added to paid-in capital in the nine-month period ended September 30, 2006. In addition, 96,000 options previously issued to consultants expired during the first nine months of 2006. The Company granted 23,000 and 24,500 stock options respectively to consultants during the three- and nine- months ended September 30, 2005. These options were determined to have a fair value of $4,817 for the nine months ended September 30, 2005 and this amount was charged to operations and added to paid-in capital.

A summary of employee options activity under our plans as of September 30, 2006 and changes during the nine-month period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2006	1,970,000	$1.11
Granted during the period	508,000	$0.56
Exercised during the period	(648,000)	$0.46
Expired during the period	(213,500)	$1.50
Outstanding, September 30, 2006	1,616,500	$1.14	2.93	$1,028,140
Exercisable, September 30, 2006	1,053,500	$1.44	2.24	$530,680

The market value of the Company’s common stock as of September 30, 2006 was $1.46 per share.

As of September 30, 2006, the total fair value of non-vested awards amounted to $170,266. The weighted average remaining period over which such options are expected to be recognized is 2.52 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

Sept. 30, 2006
Expected volatility	102-111%
Weighted-average volatility	106%
Expected dividends	0.0%
Expected term (in years)	5
Risk-free rate	4.35-5.09%

For fiscal year 2005, the Company applied the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost had been recognized in the condensed consolidated financial statements in fiscal year 2005 for employee stock options, all of which had an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123R, and amortized such costs over the vesting period, the Company’s net loss for the three- and nine- months ended September 30, 2005 would have been increased to the pro forma amount indicated below:

	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005
Reported net loss	$(154,959)	$(1,283,655)
Total stock-based employee compensation expense determined under fair value-based method for all awards	(37,500)	(117,727)

Pro forma net loss	$(192,459)	$(1,401,382)

Basic and diluted loss per share:
As reported	($0.02)	($0.13)
Pro forma	($0.02)	($0.14)

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

7. Concentration

The Company’s two largest customers accounted for approximately 20% and 19%, respectively, of net sales for the three months ended September 30, 2006 and 18% and 17%, respectively, of net sales for the three months ended September 30, 2005. The Company’s two largest customers accounted for approximately 20% and 19%, respectively, of net sales for the nine months ended September 30, 2006 and 29% and 21%, respectively, of net sales for the nine months ended September 30, 2005. At September 30, 2006, amounts due from these two customers represented approximately 23% and 14%, respectively, of net accounts receivable. At December 31, 2005, amounts due from these two customers represented approximately 0% and 0%, respectively, of net accounts receivable.

One supplier accounted for approximately 80% of total inventory purchases for the three months ended September 30, 2006 and two suppliers accounted for 68% and 16% respectively, of total inventory purchases for the three months ended September 30, 2005. Two suppliers accounted for approximately 66% and 21% respectively, of total inventory purchases for the nine months ended September 30, 2006 and three suppliers accounted for 52%, 26%, and 13% respectively, of total inventory purchases for the nine months ended September 30, 2005. At September 30, 2006, amounts due to one vendor represented approximately 15% of accounts payable and accrued expenses. At December 31, 2005, amounts due to one vendor represented approximately 42% of accounts payable and accrued expenses.

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

Options and Warrants

During the three- and nine- months ended September 30, 2006, 8,000 and 706,000 respectively of options and 77,505 and 852,359 respectively of warrants were exercised.

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

10. Litigation Settlement

A complaint was filed against us in the Circuit Court of the 18th Judicial Circuit, Dupage County, Illinois by Paket Corporation, a former supplier of Accel Gel. The complaint sought approximately $173,000 for breach of contract. We filed suit on March 10, 2006 against Paket Corporation in the United States District Court, Northern District of Illinois for breach of contract by Paket and unspecified damages. On August 10, 2006, this litigation settled in mediation for $57,500. Such amount had previously been fully accrued.

11. Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not yet determined the impact that the adoption of FIN 48 will have on its result of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing SFAS 157 to determine its impact and any material effect of its adoption.

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

ACTIVATION OF MUSCLE GROWTH, ENERGY AND TRANSPORT PATHWAYS

Exercise Performance

Our research into factors influencing exercise performance and muscle growth and recovery has led to the development and commercialization of a new generation of sports and recovery drinks. The key to our technology is the specific ratio in which protein is combined with carbohydrates. We have two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery. Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic and strength training athlete. These include:

•     ENDUROX®/ENDUROX EXCEL® - Introduced in May 1996 and March 1997.

•     ENDUROX R4® Recovery Drink - Introduced in February 1999

•     ACCELERADE® Sports Drink - Introduced in June 2001

•     NUTRIENT TIMING SYSTEM® (“NTS”) Products - Introduced in March 2004

•     ACCEL GEL® - Introduced in February 2004

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

We have continued research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage and chewable tablet) and also has the potential to be added to food and increase the satiation property of the food to which it was added. Starting in the third quarter of 2003, the Company funded a number of clinical studies on an improved formulation. The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal. We have seven patents on our appetite suppressant technology with additional patents pending. We anticipate launching a product using the improved technology under the trade name SATIATRIM® through direct response distribution in late 2006.

Type II Diabetes

Our appetite suppression technology may also have potential for the treatment of Type II diabetes, the fastest growing chronic condition in the U.S., affecting an estimated 46 million people. We have instituted clinical trials to measure the effectiveness of our formulation in controlling blood glucose.

(b) Results of Operations – Three and Nine Months Ended September 30, 2006 and 2005

We recorded net income applicable to common stockholders of $54,184, or $0.00 per share, for the third quarter ended September 30, 2006 compared to a net loss applicable to common stockholders of ($159,959), or ($0.02) per share, for the third quarter ended September 30, 2005. We recorded net income applicable to common stockholders of $2,641,878, or $0.20 per share fully diluted, for the nine-month period ended September 30, 2006, compared to a net loss applicable to common stockholders of ($1,296,988), or ($0.13) per share, for the nine-month period ended September 30, 2005. The net income for the quarter ended September 30, 2006 versus the net loss in the same period in 2005 is due primarily to the decrease in selling, general, and administrative expenses as detailed below. The net income for the nine months ended September 30, 2006 versus a net loss in the same period in 2005 is due primarily to the Mott’s transaction, an 8% increase in revenues, and a decrease in selling, general, and administrative expenses as detailed below. See Item 2(a) above for a description of the Mott’s transaction.

Revenues in the quarter ended September 30, 2006 were $1,774,130 compared to $1,669,444 for the same period in 2005. Revenues in the nine-month period ended September 30, 2006 were $5,096,732 compared to revenues of $4,709,487 for the same period in 2005. Revenues increased in the three- and nine- month periods ending September 30, 2006 compared to the same period in 2005 as in 2005 we paid significant promotional expenses to promote our products that were deducted from revenues. No such promotional expenses were paid in the first nine months of 2006.

For the three months ended September 30, 2006, gross profit margin was 44.9% compared to 49.0% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, gross profit margin was 47.3% compared to 41.6% for the nine months ended September 30, 2005. The decrease in gross profit margin for the three months ended September 30, 2006 compared to the same period in 2005 is due to increased costs of raw materials and manufacturing of our products. The increase in gross profit margin for the nine months ended September 30, 2006 compared to the same period in 2005 is that in 2005 we paid significant promotional expenses to promote our products that were deducted from revenues. No such promotional expenses were paid in the first nine months of 2006. From time to time, we may incur additional promotional expenses in connection with the sale of our products. These promotional expenses should result in higher unit volumes of sales of these products. We anticipate that gross profit margin, as a percent of sales, may decrease as we move forward in 2006 and 2007 due to increased costs of raw materials and manufacturing of our products. We are currently evaluating the costs of our products and we believe we may be able to better control these costs moving forward. We are also evaluating the possibility of increasing pricing to offset any potential decreases in gross margin.

Selling, general, and administrative (“S, G, & A”) expenses decreased to $705,564 for the three-month period ended September 30, 2006 from $886,581 for the three-month period ended September 30, 2005. S, G, & A expenses decreased to $2,236,327 for the nine-month period ended September 30, 2006 from $2,957,656 for the nine-month period ended September 30, 2005. S, G, & A expenses decreased due primarily to decreases in advertising and marketing expenses no longer necessary due to the aforementioned Mott’s transaction, as well as a decrease in personnel.

Research and development (“R & D”) expenses were $53,916 for the three months ended September 30, 2006 compared to $43,037 for the three months ended September 30, 2005. R & D expenses increased in the quarter ended September 30, 2006 versus the same period in 2005 due to R & D expenses associated with our weight loss product, SATIATRIM. R & D expenses were $141,400 for the nine months ended September 30, 2006 versus $162,155 for the nine months ended September 30, 2005. We anticipate R & D expenses will increase as we conduct additional clinical trials and seek out additional patents and claims for all of our products.

Interest expense decreased to $915 for the three months ended September 30, 2006 from $28,976 for the three months ended September 30, 2005. Interest expense decreased to $31,051 for the nine months ended September 30, 2006 from $76,719 for the nine months ended September 30, 2005. Interest expense was incurred in connection with our accounts receivable funding from USA Funding described in the “Liquidity and Capital Resources” section below. Interest expense decreased in the three- and nine-month periods ending September 30, 2006 compared to the same periods in 2005 as we discontinued our use of the accounts receivable funding when the Mott’s transaction closed.

Income tax expense was $-0- for the three months ended September 30, 2006 and September 30, 2005. Income tax expense was $1,278,000 for the nine months ended September 30, 2006 compared to $2,115 for the nine months ended September 30, 2005. The effective tax rate differs from the statutory tax rate primarily due to the utilization of net operating losses that were previously fully reserved to reduce taxable income.

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

At September 30, 2006, our current assets exceeded our current liabilities by approximately $4,163,000 with a ratio of current assets to current liabilities of approximately 6.3 to 1. At September 30, 2006, cash on hand was $3,037,202, an increase of $2,898,715 from December 31, 2005, primarily as the result of the Mott’s transaction (see Item 2(a) above), as well as an increase of $619,784 in accounts receivable, a decrease in inventory of $291,570, an decrease in prepaid expenses of $17,403, a decrease in deferred tax assets of $1,278,000, a decrease in accounts payable and accrued expenses of $1,147,323, and a decrease in deferred revenue of $8,927 from December 31, 2005. Accounts receivable increased and inventory decreased at September 30, 2006 from December 31, 2005 due to higher revenues in the 3rd quarter of 2006 as compared to the fourth quarter of 2005. Deferred tax assets decreased due to our recognition of NOL’s due to the Mott’s transaction. Accounts payable and accrued expenses decreased primarily as a result of the Mott’s transaction that enabled us to become current with our trade obligations. Deferred revenue decreased as our major customer increased its sell-through to the end-user consumers in the first nine months of 2006.

At September 30, 2006, notes payable decreased $97,019 to $32,925 from December 31, 2005 primarily as a result of repaying our accounts receivable funding from USA Funding. The amount of available credit was based on the value of our eligible receivables from time to time up to $1,000,000. This credit facility bore interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At December 31, 2005, we had approximately $74,000 outstanding under this facility. On February 22, 2006, with the proceeds of the sale of our sports drink assets to Mott’s, we repaid this facility in full and terminated it.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2006, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A complaint was filed against us in the Circuit Court of the 18th Judicial Circuit, Dupage County, Illinois by Paket Corporation, a former supplier of Accel Gel. The complaint sought approximately $173,000 for breach of contract. We filed suit on March 10, 2006 against Paket Corporation in the United States District Court, Northern District of Illinois for breach of contract by Paket and unspecified damages. On August 10, 2006, this litigation settled in mediation for $57,500. Such amount had been previously accrued.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three-month period ended September 30, 2006, we issued an additional 77,505 shares of our common stock as a result of the exercise of warrants which had been issued in private placements occurring in 2003, resulting in proceeds of $25,285. The offer and sale of these shares of Common Stock upon exercise of the warrants was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. No sale of the Common Stock involved the use of underwriters, and no commissions were paid in connection with the issuance or sale of the Common Stock. The shares of Common Stock have been registered under the Securities Act of 1933 for resale by the holders thereof.

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

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit Number	Description of Exhibit(1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-23495.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICHEALTH LABORATORIES, INC.

By:	/s/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 3, 2006

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

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit Number	Description of Exhibit(1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-23495.