Form 10KSB
period 2006-12-31
PACIFICHEALTH LABORATORIES INC
filed 2007-03-13
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission File No. 333-36379

PACIFICHEALTH LABORATORIES, INC.
(Name of Small Business Issuer in Its Charter)
Delaware	22-3367588
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Matawan Road, Suite 420
Matawan, NJ 07747
(Address of principal executive offices)

732/739-2900
(Issuer’s telephone number)

Internet Website: www.pacifichealthlabs.com

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0025 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).   Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $6,209,846.

As of March 12, 2007, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $18,944,402.

As of March 12, 2007, the issuer had 13,273,098 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PACIFICHEALTH LABORATORIES, INC.
FORM 10-KSB
Fiscal Year Ended December 31, 2006

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

•	The development of new products and the expansion of the market for our current products;
•	Implementing aspects of our business plans;
•	Financing goals and plans;
•	Our existing cash and whether and how long these funds will be sufficient to fund our operations; and
•	Our raising of additional capital through future equity financings.

These and other forward-looking statements are primarily in the sections entitled “Item 6 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Item 1 - Business.” Generally, you can identify these statements because they use phrases like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. Cautionary language in this Report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 - Business and Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report and other statements made from time to time from us or our representatives might not occur. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.    BUSINESS.

1(a)	Business Development

PacificHealth Laboratories (hereinafter referred to as “the Company”, “us”, or “we”) is a nutrition technology company that was incorporated in the state of Delaware in April 1995. Our mission is to develop and commercialize scientifically proven and patentable nutritional products to improve health, help manage chronic disease, and enhance existing therapies. Our products are substantiated by clinical trials conducted at leading university research centers. Our principal areas of focus include sports performance, weight loss, and management of Type II diabetes. Our products can be marketed without prior Food and Drug Administration (“FDA”) approval under current regulatory guidelines. We commercialize our technologies using multiple strategies including licensing and/or direct sales via targeted consumer channels. As detailed in Item 1(b) below, on February 22, 2006, we sold to Mott’s LLP the patents, trademarks, web sites and other intellectual property related to our ACCELERADE® and ENDUROX® sports nutrition product lines, and we entered into a license agreement with Mott’s that gives us the exclusive, royalty-free right to continue to sell these products in powder, gel and pill form.

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

Activation of Muscle Growth, Energy, and Transport Pathways

Exercise Performance

Our research into factors influencing exercise performance and muscle growth and recovery has led to the development and commercialization of a new generation of sports and recovery drinks. The key to our technology is the specific ratio in which protein is combined with carbohydrate. We have two patents on this technology. Over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery. Based on this research, we have commercialized a number of products including:

•	ENDUROX EXCEL® - Introduced in May 1996 and March 1997

•	ENDUROX R4® Recovery Drink – Introduced in February 1999

•	ACCELERADE® Sports Drink – Introduced in June 2001

•	ACCEL GEL® Energy Gel – Introduced in February 2004

On February 22, 2006, pursuant to an Asset Purchase Agreement of the same date, we sold to Mott’s LLP (“Mott’s”), a division of Cadbury Schweppes, the patents, trademarks, web sites, and other intellectual property related to the our ACCELERADE and ENDUROX sports nutrition product lines for $4,000,000 in cash and potential future royalty payments. Simultaneously, we entered into a License Agreement with Mott’s giving us the exclusive, royalty-free right to continue to sell our sports nutrition products in powder, gel and pill form. Consequently, we will continue to sell our current sports nutrition products in the same manner as prior to the sale of the intellectual property assets.

If Mott’s launches a product using the purchased assets, we will receive royalty payments for a finite period following such launch, subject to an annual limitation on the amount of the royalty. There are no minimum royalties, and there is no specific time by which Mott’s must launch a product, but we will have the option to repurchase the assets if a product is not launched within a time specified in the Asset Purchase Agreement. Recent pronouncements by Mott’s indicate that Mott’s will launch ACCELERADE in the second quarter of 2007.

Post-Surgical Muscle Recovery

Scientific insights emanating from our discoveries in sports nutrition have led to a potentially new and exciting medical application. Individuals undergoing orthopedic surgery, particularly involving the shoulder, hip or knee, experience muscle atrophy that occurs as a normal consequence of muscle immobilization in the post-surgical period. The degree of muscle atrophy a patient experiences significantly impacts health care costs and quality of life. We are currently evaluating a novel nutritional formulation that has the potential of slowing muscle atrophy following a period of forced immobilization. Such a product could have enormous benefit for the 1.6 million patients who undergo arthroscopy and muscle and knee replacement operations each year, and the 5 million patients who suffer a sports related injury. A clinical study to examine the effectiveness of this formulation is underway. We have filed one patent on this technology and plan to file additional patents in the future.

Oral Rehydration

Another scientific byproduct of our research on the effects of protein has been the identification of nutritional formulas that can enhance sodium transport. Such products would have widespread medical application in treating dehydration commonly associated with vomiting and diarrhea. We will continue our studies and may file patents for this indication in 2007.

Activation of Satiety Peptides

Weight Loss.

Satiety peptides have been shown to reduce food intake and suppress appetite in humans. Our research has specifically focused on developing nutritional formulations that can stimulate cholecystokin (CCK), one of the body’s primary satiety peptides. CCK is normally released after a meal, particularly one high in fat and protein. CCK is often called the “feel full” protein because when it is released it gives a feeling of fullness and signals the brain to terminate the meal. The objective of our research is to develop a nutritional composition that stimulates and extends the duration of action of CCK in a calorically efficient way, i.e. to cause a release of CCK with 45-50 calories of specific nutrients rather than 1,000 calories.

The first product we commercialized using this technology was SATIETROL® that was released in April 2000. This was followed by the introduction of a meal replacement product called SATIETROL COMPLETE® in January 2001. Clinical studies showed that both of these products could reduce hunger and reduce caloric intake. In June 2001, we signed an exclusive worldwide licensing agreement with GlaxoSmithKline (“GSK”) for our weight loss technology. Under the agreement, we received an initial payment of $1,000,000 and received a subsequent milestone payment of $250,000. GSK subsequently terminated the agreement in September 2002 with all rights reverting back to us.

We have continued research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage and chewable tablet) and also has the potential to be added to food and increase the satiation property of the food to which it was added. Starting in the third quarter of 2003, the Company funded a number of clinical studies on an improved formulation. The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal. We have seven patents on our appetite suppressant technology with additional patents pending. We launched a ready-to-drink beverage using this improved technology under the trade name SATIATRIM® in January 2007.

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

ENDUROX EXCEL is a dietary supplement of which the principal ingredient is the herb ciwujia. Laboratory studies funded by us during 1995 at the University of North Texas Health Science Center in Fort Worth, Texas and the Institute of Nutrition and Food in China, have demonstrated that ENDUROX EXCEL can have a beneficial effect on exercise performance. In December 1996, we were issued United States Patent No. 5,585,101 for our ENDUROX product.

(b) ENDUROX R4 Recovery Drink

We launched ENDUROX R4 Recovery Drink in March 1999. Clinical trials funded by us during 1998 at the University of North Texas Health Science Center in Fort Worth, Texas and the Human Performance Lab at St. Cloud University in St. Cloud, Minnesota showed that when tested against the nation’s leading sports drink, ENDUROX R4 delivered equal hydration effectiveness while enhancing performance and extending endurance by 55%, decreasing post-exercise muscle stress by 36%, reducing free radical build-up by 69%, and increasing the replenishment of muscle glycogen following exercise. These results have been published in a peer-reviewed journal. In April 2000, we were issued patent United States Patent No. 6,051,236 for ENDUROX R4. Patent office acceptance of specific claims does not necessarily permit us to make any specific claims to the public regarding this product. Our ability to make those claims is governed by the FDA, Federal Trade Commission, and other federal government agency regulations and guidelines.

(c) ACCELERADE Sports Drink

In June 2001, we introduced ACCELERADE Sports Drink. ACCELERADE Sports Drink is the first sports drink that contains protein. Studies sponsored by the Company and done independently by university researchers and published in peer-reviewed journals have demonstrated that, compared to a conventional sports drink such as Gatorade, ACCELERADE improves endurance by 29%, decreases muscle damage by 83%, improves muscle recovery by 46%, and improves rehydration by 15%. To date, there are over 18 published studies on ACCELERADE. In January 2006, we received a specific patent on this formula.

(d) ACCEL GEL Energy Gel

In February 2004, we introduced ACCEL GEL. ACCEL GEL is an energy gel that contains the patented 4:1 ratio found in ENDUROX R4 and ACCELERADE. ACCEL GEL is designed to provide athletes in all sports with a quick and rapid source of carbohydrate energy. Studies sponsored by the Company and published in a peer-reviewed journal have shown that Accel Gel, compared to the leading carbohydrate gel, improves endurance performance by 13%.

ENDUROX R4, ACCELERADE, and ACCEL GEL are distributed in health foods chains (GNC, Vitamin Shoppe, Vitamin World), sporting goods retailers (REI), cycling stores and catalogs (Performance Bike), running stores and catalogs (Road Runner Sports), and sports specialty stores.

1(b)(ii) Distribution Methods

We have pursued a “multi-channel” distribution strategy in marketing our endurance products. At the present time, these products are being sold in over 9,000 retail outlets including GNC, sports specialty stores, independent health food retailers, independent bike retailers, health clubs, catalogs, and Internet sites. We now sell all of our products in various foreign countries through independent distributors.

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

In the years ended December 31, 2006 and December 31, 2005, our expenditures for product advertising and promotion were approximately $105,000 and $603,000, respectively. Expenditures for product advertising decreased due to the asset sale to Mott’s whereby Cadbury Schweppes, the parent of Mott’s, now pays for all advertising for our sports performance products. Advertising will increase in 2007 as we launch SATIATRIM, our natural appetite suppressant product.

1(b)(iii) Status of Publicly Announced New Products

The status of all products that have been the subject of or mentioned in public announcements by us in the past year are discussed above under the caption “1(b)(ii) - Principal Products and Markets”.

1(b)(iv) Competition

In the exercise performance market, following the asset sale of our sports drink intellectual property to Mott’s, we will only be manufacturing and distributing powder versions of ACCELERADE and ENDUROX R4 as well as ACCEL GEL. Our primary marketing focus will be the serious endurance athlete (cyclist, runner, triathlete and swimmer), as well as team sports. There are a number of companies that currently market products that compete with ENDUROX R4 and ACCELERADE. The major companies include Cytosport, PowerBar, EAS, and Clif Bar. Increased competitive activity from such companies could make it more difficult for us to establish market share since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than we do.

The weight loss market in which SATIATRIM will compete is highly competitive. Weight loss products tend to fall into four categories including: herbal supplements, meal replacement products (e.g., Slim Fast), food plans (e.g., Weight Watchers) and prescription products (e.g., Xenical). Today, weight loss products are manufactured by dietary supplement manufacturers, pharmaceutical manufacturers, diet food companies, and over-the-counter drug companies. Intense competitive activity in this market could make it difficult for us to establish market share, as most of the companies that have products in this category have greater financial, marketing, sales, manufacturing, and distribution resources than we have.

We believe that long-term success in the marketplace for any of our products will be dependent on the proprietary nature of our formulas, as well as such factors as distribution and marketing capabilities.

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

Generally, our contract manufacturers obtain raw materials necessary for the manufacture of our products from numerous sources. We generally do not have contracts with suppliers of materials required for the production of our products. All raw materials used in our existing products are available from multiple sources.

There is no assurance that suppliers will provide the raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the source of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control.

1(b)(vi) Dependence on Major Customers

GNC and Performance, Inc. accounted for approximately 20% and 19%, respectively, of net sales in 2006 and 28% and 15%, respectively, of net accounts receivable at December 31, 2006. Deferred revenue for consigned inventory at GNC was $244,197 as of December 31, 2006. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

1(b)(vii) Patents and Trademarks

The following describes the patents and trademarks we have obtained related to our sports nutrition products and our weight loss technology. On February 22, 2006, we sold the patents and trademarks related to our ACCELERADE and ENDUROX line of sports nutrition products to Mott’s, subject to an exclusive license back to us to continue to market the powder, gel and pill form of these products.

We received a use patent, United States Patent No. 5,585,101, in December 1996 covering the use of ciwujia, the principal active herb in ENDUROX and ENDUROX EXCEL caplets, entitled Method to Improve Performance During Exercise Using the Ciwujia Plant. This patent expires in December 2013.

We received a composition of matter patent, United States Patent No. 6,051,236, in April 2000 entitled Composition for Optimizing Muscle Performance During Exercise (see Item 1(b)(i)(b)). This patent expires in April 2017.

We received a composition of matter patent, United States Patent No. 6,207,638, in March 2001 entitled Nutritional Intervention Composition for Enhancing and Extending Satiety (see Item 1(b)(i)(c)). This patent expires in March 2018.

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

We also have several patents pending on our technology. To the extent these are improvements on our existing sports drink patents, Mott’s will own these patents, but we will have an exclusive license to use them in powder, gel and pill products.

The patent holder for all patents is our CEO and President, Dr. Robert Portman. Our policy is to have all patents assigned to us upon filing. Patent Nos. 6,051,236 and 6,989,171 above have been assigned to Mott’s. To the extent we do not have patents on our products, there can be no assurance that another company will not replicate one or more of our products. Nor is there any assurance that existing or future patents will provide meaningful protection or significant competitive advantages over competing products. For example, our use patent on ciwujia would not prevent the sale of a product containing that herb with a claim or for a use that was not covered by our patent.

We also obtained federal trademark registrations for ENDUROX EXCEL, ENDUROX R4, ACCELERADE, ACCEL GEL, and SATIATRIM among others. We also have filed our trademarks in most Western European countries, Canada, Mexico and Japan. Our policy is to pursue registrations for all of the trademarks associated with our key products, and to protect our legal rights concerning the use of our trademarks. We rely on common law trademark rights to protect our unregistered trademarks.

1(b)(viii) and (ix) Governmental Regulation

We have determined that all of our existing and proposed products, as described above, are nutritional or dietary supplements as defined under federal statutes and regulations of the FDA. Neither nutritional supplements nor dietary supplements require FDA or other governmental approval prior to their marketing in the United States. No governmental agency or other third party makes a determination as to whether our products qualify as nutritional supplements, dietary supplements, or neither. We make this determination based on the ingredients contained in the products and the claims made for the products. The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture and the Environmental Protection Agency. Our activities also are subject to regulation by various agencies of the states and localities in which our products are sold.

We market products that are covered under two types of FDA regulations, Nutritional Supplements and Dietary Supplements. Nutritional Supplements contain food and GRAS (Generally Regarded as Safe) ingredients and do not require FDA approval or notification. Such products must follow labeling guidelines outlined by the FDA.

Dietary Supplements is a classification of products resulting from the enactment of the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”) in October 1994. The DSHEA amended and modified the application of certain provisions of the Federal Food, Drug and Cosmetics Act (the “FFDC Act”) as they relate to dietary supplements, and required the FDA to promulgate regulations consistent with the DSHEA.

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

Under the DSHEA, companies that manufacture and distribute dietary supplements are allowed to make any of the following four types of statements with regard to nutritional support on labeling without FDA approval: (i) a statement that claims a benefit related to a classical nutrient deficiency disease and discloses the prevalence of such disease in the United States; (ii) a statement that describes the role of a nutrient or dietary ingredient intended to affect structure or function in humans; (iii) a statement that characterizes the documented mechanism by which a nutrient or dietary ingredient acts to maintain or function; or (iv) a statement that “describes general well-being” from consumption of a nutrient or dietary ingredient. In addition to making sure that a statement meets one of these four criteria, a manufacturer of the dietary supplement must have substantiation that such statement is truthful and not misleading, must not claim to diagnose, mitigate, treat, cure, or prevent a specific disease or class of diseases, and must contain the following disclaimer, prominently displayed in boldface type: “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.”

In 2000, the FDA issued new guidelines concerning statements made for dietary supplements. These regulations have important implications for the marketing of weight loss products, such as SATIATRIM. Previously the regulations made it clear that a product that made a claim for obesity must be treated as a drug. Under the regulations issued in 2000, the FDA makes a distinction between obesity and overweight. Overweight is no longer considered a disease but rather a natural life process. Overweight is considered a condition that affects the structure and function of the body. As now defined, dietary supplements can make a claim for ordinary weight loss rather than as a treatment for obesity. Furthermore, these regulations also permit the use of appetite suppressant as a structure/function claim under DSHEA. The issuance of these regulations will give us greater latitude in the types of claims that we can make for SATIATRIM as long as we can substantiate such claims by the necessary studies.

1(b)(x) Expenditures for Research and Development

Our research and development expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were approximately as follows: 2006 - $196,000; 2005 - $195,000. We anticipate R & D expenses will increase as we conduct additional clinical trials to seek out additional patents and claims for our products.

1(b)(xi) Compliance with Environmental Laws

Except as described above under Item 1(b)(viii) and (ix), we are not aware of any administrative or other costs that we may incur which are directly related to compliance with environmental laws, and we have not experienced any other significant effect from the impact of environmental laws.

1(b)(xii) Employees

At the present time, we have ten (10) full time employees and one (1) part time employee. Of these, two employees are executive, five are in sales and marketing, and four are in accounting, operations and administration. We employ a number of consultants who devote limited portions of their time to our business. None of our employees are represented by a union, and we believe that our employee relations are good.

ITEM 2.    DESCRIPTION OF PROPERTY

In July 2003, we moved our headquarters from Woodbridge, NJ to larger facilities located in Matawan, NJ. At that time, we entered into a four-year (48-month) lease for approximately 5,500 square feet at a price of $22.50 per square foot, including utilities, for an annual rent expense of $123,750 for the first thirty-three (33) months. During the last fifteen (15) months of the lease, the rent increases to $25.50 per square foot, including utilities, for an aggregate annual rent expense of $140,250. In November 2006, we extended the lease for an additional 5 years (60 months). Under the lease extension which starts in January 2007, rent including utilities will be $96,000 annualized over the first 6 months; $140,250 annually for the next 36 months; $145,750 annually for the next 12 months; and $151,250 annually for the last 12 months.

We do not intend to develop our own manufacturing capabilities, because management believes that the availability of manufacturing services from third parties on a contract basis is more than adequate to meet our needs in the foreseeable future.

We do not own any real property nor do we have any real estate investments.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

5(a)	Market Information.

Our common stock is currently traded on the over-the-counter market on the OTC Bulletin Board, under the symbol “PHLI”.

The following table sets forth the high and low sales prices of our common stock since January 1, 2005, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

Year ended December 31, 2006	High	Low
First Quarter	$1.24	$0.17
Second Quarter	$2.75	$0.84
Third Quarter	$2.08	$1.02
Fourth Quarter	$1.49	$0.99

Year ended December 31, 2005	High	Low
First Quarter	$0.92	$0.40
Second Quarter	$0.63	$0.21
Third Quarter	$0.35	$0.16
Fourth Quarter	$0.40	$0.08

On March 12, 2007, the closing price of our common stock as reported by the OTC Bulletin Board was $1.89 per share.

5(b)	Holders

As of March 12, 2007, there were approximately 107 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our stock as many beneficial holders have their stock in “street name”.

5(c)	Dividends

We have never paid or declared dividends upon our common stock, and we do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future.

5(d)	Recent Sales of Unregistered Securities

5(d)(i)	Recent Sales of Unregistered Securities

There were no sales of unregistered securities other than as reported in prior reports on Forms 10-KSB, 10-QSB or 8-K.

Company Repurchases

We did not repurchase any shares of our common stock in the fourth quarter of 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In April 2000, we introduced our first product for weight loss that was based upon a novel mode of action - the stimulation of one of the body’s principal satiety peptides, cholecystokinin (CCK). This technology was launched under the brand name SATIETROL. In June 2001, we licensed this product to GSK and discontinued promotion of our brand. In September 2002, the license was returned to us and we initiated a program to improve both the efficacy and form versatility of the technology. We launched a new ready-to-drink beverage based on this enhanced technology under the brand name SATIATRIM in January 2007.

In February 2006, we entered into an asset sale with Mott’s, LLC, a division of Cadbury Schweppes, (see Item 1(b)). As part of the agreement, we will continue to sell the powder, gel and pill forms of ACCELERADE, ENDUROX R4 and ACCEL GEL, both in the United States and in those countries where we are presently doing business.

6(b)	Results of Operations - Years Ended December 31, 2006 and 2005

We generated net income applicable to common stockholders of $2,258,577, or $0.17 per share diluted, for the year ended December 31, 2006, compared to a net loss applicable to common stockholders of ($652,410), or ($0.06) per share, for the year ended December 31, 2005. The net income for the year ended December 31, 2006 versus a net loss for the year ended December 31, 2005 is due primarily to the Mott’s transaction, a 14% increase in revenues, and a decrease in selling, general, and administrative expenses as detailed below. See Item 1(b) above for a description of the Mott’s transaction.

Revenues for the year ended December 31, 2006 were $6,209,846 compared to revenues of $5,444,558 for the same period in 2005. Revenues increased in 2006 as compared to 2005 because we paid significant promotional expenses to promote our products in 2005 that were deducted from revenues. No such promotional expenses were paid in 2006.

Our gross profit margin on product sales increased to 44.1% in 2006 from 35.7% in 2005. The increase in gross profit margin for 2006 as compared to the same period in 2005 is due to the fact that we paid significant promotional expenses to promote our products in 2005 that were deducted from revenues. No such promotional expenses were paid in 2006. From time to time, we may incur additional promotional expenses in connection with the sale of our products. These promotional expenses should result in higher unit volumes of sales of these products. We anticipate that gross profit margin, as a percent of sales, may decrease as we move forward in 2007 due to increased costs of raw materials and manufacturing of our products. We are currently evaluating the costs of our products and we believe we may be able to better control these costs moving forward. We are also evaluating the possibility of increasing pricing to offset any potential decreases in gross margin.

Selling, general, and administrative (“SG&A”) expenses decreased to $2,917,450 for the year ended December 31, 2006 from $3,721,567 for the year ended December 31, 2005. SG&A expenses decreased due primarily to decreases in advertising and marketing expenses no longer necessary due to the aforementioned Mott’s transaction, as well as a decrease in personnel. We expect that advertising and marketing expenses will increase in 2007 due to the launch of SATIATRIM.

Research and development expenses were $196,020 for the year ended December 31, 2006 compared to $195,242 for the year ended December 31, 2005. We anticipate R & D expenses will increase as we conduct additional clinical trials and seek out additional patents and claims for all of our products.

Interest expense decreased $70,718 to $31,416 for the year ended December 31, 2006 from $102,134 for the year ended December 31, 2005. Interest expense was incurred in connection with our accounts receivable funding from USA Funding described in the “Liquidity and Capital Resources” section below. Interest expense decreased for 2006 compared to 2005 because we discontinued the use of the accounts receivable funding when the Mott’s transaction closed.

6(c)	Liquidity and Capital Resources

Our cash and liquidity position significantly improved with the sale on February 22, 2006 of our sports drink patents and trademarks to Mott’s for $4,000,000 cash plus future potential royalties. We used a portion of the cash proceeds of this transaction to repay $277,067 owed under our accounts receivable facility, to repay the $500,000 interest-bearing convertible note held by Hormel Health Labs, LLC, and approximately $611,981 owed to our exclusive contract manufacturer (an affiliate of Hormel). Prior to this transaction, we had experienced significant liquidity problems. There can be no assurance that we will not experience cash and liquidity problems again in the future.

At December 31, 2006, our current assets exceeded our current liabilities by approximately $3,874,000 with a ratio of current assets to current liabilities of approximately 4.1 to 1. At December 31, 2006, cash on hand was $2,564,038, an increase of $2,425,551 from December 31, 2005, primarily as the result of the Mott’s transaction (see Item 1(b) above). Accounts receivable increased at December 31, 2006 from December 31, 2005 due to higher revenues in the fourth quarter of 2006 as compared to the fourth quarter of 2005. Inventory increased at December 31, 2006 from December 31, 2005 in anticipation of the launch of SATIATRIM in January 2007. Deferred tax assets decreased due to our recognition of net operating loss in connection with the Mott’s transaction. Accounts payable and accrued expenses decreased primarily as a result of the Mott’s transaction that enabled us to become current with our trade obligations. Deferred revenue decreased as our major customer increased its sell-through to the end-user consumers in 2006.

Notes payable (other than the long-term convertible note discussed below) decreased $85,617 to $44,327 from December 31, 2005 primarily as a result of repaying our accounts receivable funding from USA Funding. The amount of available credit was based on the value of our eligible receivables from time to time up to $1,000,000. This credit facility bore interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. At December 31, 2005, we had approximately $74,000 outstanding under this facility. On February 22, 2006, with the proceeds of the sale of our sports drink assets to Mott’s, we repaid this facility in full and terminated it.

On January 28, 2005, we entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel Health Labs pursuant to which we issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The Series A Preferred Stock issued to Hormel was converted into an aggregate 909,091 shares of common stock on June 23, 2006.

On August 24, 2005, we entered into another securities purchase agreement with Hormel Health Labs. Pursuant to this purchase agreement, Hormel Health Labs loaned us the principal amount of $500,000 in exchange for the convertible note, which amount would accrue interest at a rate of 8% per annum. The outstanding principal balance under the note and any accrued but unpaid interest thereon was due and payable on August 24, 2007. On February 22, 2006, we repaid the principal and accrued interest of this note in full with the proceeds of the sale of assets to Mott’s.

We have no material commitments for capital expenditures.

6(d)	Impact of Inflation

We expect to be able to pass inflationary increases for raw materials and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business. However, our operating history is very limited, and this expectation is based more on observations of our competitors’ historic operations than our own experience.

6(e)	Seasonality

Sports nutrition products tend to be seasonal, especially in the colder climates. Lower sales are typically realized during the first and fourth quarters and higher sales are typically realized during the second and third fiscal quarters. We also plan our advertising and promotional campaigns for the ENDUROX R4 and ACCELERADE products around these seasonal demands. Weight loss products also have seasonality with greater sales seen in the first and second quarters as a result of consumers’ New Year’s resolutions and desire to “get into shape” for the summer. Similarly, we have planned advertising and promotional expenditures for SATIATRIM to take advantage of this seasonality. We believe that the impact of new product introductions and marketing expenses associated with the introduction of new products will have a far greater impact on our operations than industry and product seasonality.

6(f)	Impact of Recently Issued Financial Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We have determined that the impact of the adoption of FIN 48 has no material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing SFAS 157 to determine its impact and any material effect of its adoption.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note A to our financial statements. We have not adopted any significant new accounting policies during the period ended December 31, 2006.

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

Among such estimates made by management in the preparation of our financial statements are the determinations of the allowance for doubtful accounts, inventory valuation, and revenue recognition as it relates to customer returns. The allowance for doubtful accounts is determined by assessing the realizability of accounts receivable by taking into consideration the value of past due accounts and collectability based on credit worthiness of such customers. We assess the realizability of inventories by reviewing inventory to determine the value of items that are slow moving, lack marketability, and by analysis of the shelf life of products. Estimates are made for sales returns based on historical experience with actual returns. Starting in 2004, certain of our products were subject to minimum sales thresholds by a significant retail customer. These sales thresholds are based on quantities sold- through at the retail level. We record revenue with respect to these products at the time the goods are sold-through to the end user as reported to us by the customer. We analyze retail sell-through data provided by the customer and our expectations of future customer sell-through trends. Based upon this information, we determine if any reserves for returns are necessary. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note A to our financial statements.

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

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the company’s management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

(b)	Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

9(a)	Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Position
Robert Portman, Ph.D.	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Scientific Officer
Stephen P. Kuchen	Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary, and Director
David Portman Michael Cahr Adam Mizel Marc Particelli	Director Director [1,2] Director [1,2] Director [2]

[1]	Member of Audit Committee
[2]	Member of Compensation Committee

 Two of our directors resigned during fiscal year 2006: Gary Jamison, who resigned on September 12, 2006 due to a change in his area of responsibility within Hormel Foods Corporation; and Robert Rowbal, who resigned on December 7, 2006. Both had been elected to our Board at the suggestion of Hormel Health Labs, LLC, an affiliate of Hormel Foods Corporation. Previously, Hormel Health Labs had the right by agreement to designate an individual to be nominated to our Board. This right lapsed, however, when Hormel Health Labs converted its shares of our Series A Preferred Stock into shares of our common stock.

On February 16, 2007, Messrs. Mizel and Particelli were appointed to our Board of Directors to fill vacancies following the resignations of Messrs. Jamison and Rowbal.

MANAGEMENT AND DIRECTORS

DR. ROBERT PORTMAN, age 62, has served as our President and Chief Executive Officer since June 2005 and our Chairman of the Board of Directors and Chief Scientific Officer since September 2004. From our inception to September 2004, Dr. Portman served as our President, Chief Executive Officer, and Chairman of the Board of Directors. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising with billings in excess of $100 million. Dr. Portman is coauthor of two books, Nutrient Timing and The Performance Zone. He has authored hundreds of articles on the role of nutrition in improving sports performance. He is a frequent guest on TV and radio and has been a keynote speaker at national coaches meetings on how nutritional intervention during and after exercise can improve athletic performance and speed muscle recovery. As Chief Scientific Officer of PacificHealth Laboratories, he holds 12 patents for nutritional inventions to improve sports performance as well as to control appetite and help in the management of Type II diabetes.

STEPHEN P. KUCHEN, age 46, has served as our Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and a Director, since September 2004. Prior to that, Mr. Kuchen served as our Vice President - Finance, Chief Financial Officer, Treasurer, Assistant Secretary and a Director, since June 2000. Mr. Kuchen initially joined us in February of 2000 as Controller. Prior to joining us, Mr. Kuchen was employed from 1996 to 1999 as the Controller of Able Laboratories, a public company located in South Plainfield, New Jersey that manufactures and sells generic pharmaceuticals. Prior to his employment by Able Laboratories, Mr. Kuchen was the Controller of Jerhel Plastics, a privately owned manufacturer of women’s compact cases from 1993 to 1996. Mr. Kuchen is a graduate of Seton Hall University in South Orange, NJ, and is a Certified Management Accountant.

DAVID I. PORTMAN, age 66, has served as a Director from our inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. Currently, Mr. Portman is President of TRIAD Development, a real estate Company that has numerous commercial and rental properties in New Jersey.

MICHAEL CAHR, age 67, was appointed to the Board of Directors in April 2002. Since September 2004, Mr. Cahr has been a General Partner at Focus Equity Partners, a private equity investment and management firm that acquires middle market companies and assists them in reaching their performance potential. Prior to Focus, he was President of Saxony Consultants, a company that provides financial and marketing expertise to organizations in the United States and abroad. From February 2000 to March 2002, Mr. Cahr served as President and Chief Executive Officer of Ikadega, Inc., a Northbrook, Illinois server technology company developing products and services for the healthcare, data storage and hospitality fields. Mr. Cahr was Chairman of Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical information from September 1997 through March 1999 and President, CEO and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology, healthcare services, biotech and medical services from October 1987 to June 1994. Mr. Cahr serves as a director of Lifecell Corporation, a Branchburg, NJ-based, publicly-traded tissue engineering company where he has been a board member since 1991.

ADAM MIZEL, age 37, was appointed to the Board of Directors in February 2007. Since September 2005, Mr. Mizel has been the Managing Principal of the General Partner of the Aquifer Opportunity Fund, L.P., an investment fund that takes a private equity approach to investing in small capitalization public companies. Mr. Mizel previously was Managing Director and Chief Operating Officer of Azimuth Trust, LLC., an alternative asset management firm from 2001 until 2005. Earlier, Mr. Mizel was a partner at Capital Z Partners, L.P., a private equity and alternative investment firm, and Managing Director at Zurich Centre Investments, Inc., the North American private equity unit of Zurich Financial Services Group. Mr. Mizel began his investment career at Morgan Stanley Capital Partners in 1991.

MARC PARTICELLI, age 61, was appointed to the Board of Directors in February 2007. Since July 2006, Mr. Particelli has been Chairman of the Board of Coactive Marketing Group (NASDAQ: CMKG), an integrated marketing communications agency. Mr Particelli served as interim President and Chief Executive Officer of Coactive from July 2006 through October 2006. From August 2005 until March 2006, Mr. Particelli was the Chief Executive Officer of TSM Corporation, a telecommunications company serving the Hispanic market. Mr. Particelli was Chairman of the Board, President and Chief Executive Officer of Modem Media, an interactive marketing services firm, from January 1991 until its acquisition by Digitas Inc. in October 2004. Earlier, Mr. Particelli was a partner at Oak Hill Capital Management, a private equity investment firm, and managing director at Odyssey Partners L.P., a hedge fund. Prior to entering the private equity business, Mr. Particelli spent 20 years with Booz Allen where he helped create the Marketing Industries Practice and led its expansion across Europe, Asia and South America. Mr. Particelli also currently serves as a director of, and investor in, several private companies and as an advisor to several private equity firms.

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

9(d)	Involvement in Certain Legal Proceedings

No events have occurred during the past five years that are required to be disclosed pursuant to Item 401(d) of Regulation S-B.

CORPORATE GOVERNANCE

9(e)	Audit Committee

The Board of Directors has established a separately designated, standing Audit Committee that performs the role described in section 3(a)(58)(A) of the Exchange Act. During the fiscal year ended December 31, 2006, the Audit Committee consisted of Michael Cahr and Gary Jamison. Messrs. Cahr and Jamison met the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act. Mr. Jamison resigned from the Board and Audit Committee on September 12, 2006. Mr. Mizel was named to the Audit Committee on February 16, 2007. Mr. Mizel meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act. The Audit Committee now consists of Messrs. Cahr and Mizel.

9(f)	Audit Committee Financial Expert

Michael Cahr, a member of the Audit Committee of our Board of Directors, is the Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-B. Mr. Cahr is “independent” as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

9(g)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and any persons who own more than ten percent of our common stock, file with the Securities and Exchange Commission, or SEC, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors, executive officers and beneficial owners during the fiscal year ended December 31, 2006 were filed on a timely basis.

9(i)	Code of Ethics

Our Board of Directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-B.

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

The table below sets forth information concerning compensation paid to Dr. Robert Portman and Stephen Kuchen in 2006. None of our executive officers other than Dr. Portman and Mr. Kuchen received compensation of $100,000 or more in fiscal 2006. As set forth below, our compensation program for our executive officers consists of base salary and discretionary option awards.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)		(j)
Robert Portman, Chairman of the Board, Chief Executive Officer, President and Chief Scientific Officer	2006	$275,000	(1)	—	—	$103,282	(2)	—	—	$0	(3)	$378,282

Stephen P. Kuchen, Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and Director	2006	$137,500	(4)	$2,000	—	$32,451	(2)	—	—	—		$171,951

(1) Under the terms of his employment agreement in effect during 2006, Dr. Portman received an annual base salary of $225,000 and received a payment of the accrued amount $50,000 following the February 22, 2006 closing of our sale to Mott’s LLP of patents, trademarks, web sites and other intellectual property related to our ACCELERADE and ENDUROX sports nutrition product lines. Effective as of January 1, 2007, Dr. Portman’s annual base salary was increased to $295,000.

(2) The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards of stock options and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in Note B[10] of our audited financial statements for the fiscal year ended December 31, 2006 included in Part II - Item 7, Financial Statements of this Annual Report on Form 10-KSB [and in Note B[10] of our audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.]

(3) Perquisites and other personal benefits received by Dr. Portman in the aggregate were less than $10,000.

(4) Effective as of January 1, 2007, Mr. Kuchen’s base salary was increased to $150,000.

Employment Agreements

The annual base salary reflected in the Summary Compensation Table for Dr. Portman is fixed in his employment agreement, which is described below. We do not have a written or unwritten employment agreement with Mr. Kuchen. His annual base salary is determined by our Compensation Committee and is adjusted periodically.

During 2006, we employed Dr. Portman under an extension of his employment agreement. This agreement provided that Dr. Portman was entitled to receive salary compensation of $275,000 per year, but that he would receive $225,000 as an annual base salary until our financial condition significantly improved. When our financial condition improved, he would receive the accrued difference of $50,000. Following the closing of our sale of intellectual property assets to Mott’s in February 2006, Dr. Portman received $50,000 pursuant to this provision of the extension employment agreement. In addition, the extension employment agreement provided that Dr. Portman was entitled to an annual bonus not to exceed 100% of his base salary. Dr. Portman’s eligibility for, and the amount of, this bonus, was to be based upon attainment of milestones by the company and/or Dr. Portman. No milestones for this bonus were established during 2006, and no bonus was paid in 2006.

Under the extension employment agreement, Dr. Portman received options to purchase up to 450,000 shares of our common stock pursuant to our 2000 Stock Option Plan. The exercise price of the options was set at $0.65 per share, which was the prevailing market price of our common stock at September 1, 2004. One-third of the options vested on September 1, 2004, one-third on September 1, 2005, and the remaining one-third on September 1, 2006.

Under the extension employment agreement, Dr. Portman was also entitled to payments upon his termination or upon a change-in-control of the company as described below under the heading “Post-Termination or Change-In-Control Payments.” The term of the extension employment agreement terminated on December 31, 2006.

On December 13, 2006, our Compensation Committee recommended, and our full Board of Directors approved, the terms of a new employment agreement with Dr. Portman, effective January 1, 2007. Under the new employment agreement, Dr. Portman will receive a salary of $295,000 per year, as well as a car allowance in the amount of $975 per month. In addition, Dr. Portman will be entitled to an annual bonus not to exceed 100% of his base salary. Dr. Portman’s eligibility for, and the amount of, this bonus will be based upon attainment of milestones by the company and/or Dr. Portman. The milestones will be agreed upon by Dr. Portman and our Compensation Committee. No milestones have been determined at this time. The term of Dr. Portman’s employment agreement will terminate on December 31, 2008, unless terminated earlier by either Dr. Portman or the company. Dr. Portman has the right to terminate the employment agreement without cause on thirty days’ prior written notice, or with cause. The company also has the right to terminate Dr. Portman’s employment agreement with or without cause. In addition, if Dr. Portman’s employment is terminated by us without cause, or by Dr. Portman for cause, any stock options granted to Dr. Portman, to the extent not already vested, will vest. Under the new employment agreement, Dr. Portman also will be entitled to payments upon his termination or upon a change-in-control of the company as described below under the heading “Post-Termination or Change-In-Control Payments.”

Equity Awards in 2006

During 2006, our Compensation Committee recommended, and our full Board of Directors approved, stock option awards to our executive officers as follows:

Executive Officer	Number of Shares of Common Stock Underlying Options	Exercise Price	Grant Date
Dr. Robert Portman	300,000	$0.60	February 13, 2006
	275,000	$1.13	December 13, 2006
Stephen Kuchen	100,000	$0.60	February 13, 2006
	50,000	$1.13	December 13, 2006

Each of the options listed above vests over a three-year period in equal, annual installments beginning on the first anniversary of the date of grant. The exercise price per share of the options is equal to the closing price, on the date of the grant, of our common stock on the Over-the-Counter Bulletin Board.

The stock option awards granted to Dr. Portman in 2006 were not issued under any of our stock option plan, but the terms and conditions of Dr. Portman’s awards are similar to those of our 2000 Incentive Stock Option Plan. The 2006 stock option awards to Stephen Kuchen were granted under our 1995 Incentive Stock Option Plan. The material terms of the 1995 Incentive Stock Plan and the 2000 Incentive Stock Option Plan are described in Note I to our audited financial statements for the fiscal year ended December 31, 2006 included in Part II - Item 7, Financial Statements of this Annual Report on Form 10-KSB.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the executive officers named above at the fiscal year end, December 31, 2006.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)		(f)	(g)	(h)	(i)	(j)
Robert Portman,	—		275,000	(1)	—		$1.13	12/12/2011	—	—	—	—
Chairman of the Board,	—		300,000	(2)	—		$0.60	02/13/2011
Chief Executive Officer, President and	450,000	(3)	—		—		$0.65	08/21/2009
Chief Scientific Officer	300,000	(4)	—		—		$2.79	12/31/2007

Stephen P. Kuchen,	—		50,000	(1)	—		$1.13	12/12/2011	—	—	—	—
Chief Financial Officer, Chief Operating Officer, Treasure, Secretary and Director	— 90,000 20,000	(5) (6)	100,000 30,000 —	(2) (5)	— — —	$ $ $	0.60 0.70 1.92	02/13/2011 10/01/2009 03/06/2008

(1) These options vest in three equal annual installments beginning on December 13, 2007.

(2) These options vest in three equal annual installments beginning on February 13, 2007.

(3) These options vested in three equal annual installments beginning on September 1, 2004.

(4) These options vested in three equal annual installments beginning on January 1, 2003.

(5) These options began to vest in four equal annual installments on October 1, 2004. The last 30,000 shares will vest on October 1, 2007.

(6) These options vested in two equal annual installments beginning on March 6, 2004.

Post-Termination or Change-In-Control Payments

Under his employment agreement with us, Dr. Portman has the right to receive payments upon his termination in certain circumstances and in the event of a change-in-control of the company. The terms relating to post-termination and change-in-control payments in Dr. Portman’s new employment agreement that became effective January 1, 2007 are identical to those in the extension employment agreement that was effective during 2006.

If Dr. Portman’s employment is terminated for any reason whatsoever (except by us with cause), Dr. Portman will be entitled to receive a lump sum payment of an amount equal to the base salary which would have been paid during the period beginning on the date of termination of employment and ending on the earlier of (1) the scheduled termination date, or (2) the first anniversary date of the termination date. Upon Dr. Portman’s termination for any reason, including his voluntary termination, Dr. Portman will not be bound by any non-competition agreement unless we continue to pay his salary, in which case he will be subject to a one-year non-competition agreement. In addition, if Dr. Portman’s employment is terminated by us without cause or by Dr. Portman for cause, any stock options granted to Dr. Portman, to the extent not already vested, will vest.

  In the event of a change-in-control of the company, Dr. Portman will be entitled to be paid, as additional compensation, a lump sum equal to his annual base salary in effect immediately prior to the change-in-control, payable at closing or completion of the change-in-control, or otherwise as required under Section 409A of the Internal Revenue Code. At the same time, all of his unvested options will vest. A change-in-control means:

•
the acquisition of beneficial ownership, by any stockholder or group of stockholders, not including stockholders who are our officers or directors on the date of the employment agreement or any affiliate of such officer or director, of shares of our capital stock entitled to cast at least 50% of all votes which may be cast in the election of our directors, or

•	any sale of the company, including

•	any merger or consolidation involving the company if the stockholders of the company prior to the merger hold less than 50% of the shares of the combined entity after the merger, or

•	the transfer or sale of all or substantially all of the assets of the company.

Under our arrangement with Mr. Kuchen, in the event of a sale, merger or change in control of the company, Mr. Kuchen will receive one-half of his annual salary and all of his options would become immediately vested. If Mr. Kuchen were subsequently terminated, Mr. Kuchen would receive one-half of his annual salary as severance.

DIRECTOR COMPENSATION

In the past, we have compensated our non-employee Directors with awards of options to purchase shares of our common stock at an exercise price equal to the closing trading price of our common stock on the Over-the-Counter Bulletin Board on the date of grant. In the past, we have not granted option awards to our non-employee Directors who are associated with Hormel Health Labs, LLC or Hormel Foods Corporation.

Dr. Robert Portman, our Chairman of the Board, Chief Executive Officer, President and Chief Scientific Officer, and Stephen Kuchen, our Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, receive no compensation for their services as Directors because they are employees of the company. The compensation received by Dr. Portman and Mr. Kuchen as employees of the company is shown in the Summary Compensation Table on page 18.

Director Compensation Table

The table below summarizes the compensation that we paid to non-employee Directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David I. Portman	—	—	$15,333 (1)	—	—	—	$15,333
Michael Cahr	—	—	$15,333(1)	—	—	—	$15,333
Gary Jamison (2)	—	—	—	—	—	—	—
Robert R. Rowbal (3)	—	—	—	—	—	—	—

(1) The amounts in column (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards of stock options and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in Note B[10] of our audited financial statements for the fiscal year ended December 31, 2006 included in Part II - Item 7. Financial Statements of this Annual Report on Form 10-KSB [and in Note B[10] of our audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the SEC on March 31, 2006] As of December 31, 2006, each Director had the following number of options outstanding: David I. Portman - 85,000; and Michael Cahr - 80,000.

(2) Mr. Jamison resigned as a director on September 12, 2006. Mr. Jamison was elected to our Board of Directors pursuant to the Amended and Restated Investor Rights Agreement between us and Hormel Health Labs, LLC as the holder of all of our outstanding Series A Preferred Stock. That agreement gave the holders of the Series A Preferred Stock the right to designate an individual to be nominated to our Board, provided that such designee would be considered an independent director. Mr. Jamison resigned from our Board in connection with a change in his area of responsibility within Hormel.

(3) Mr. Rowbal was elected as director on September 25, 2006 by our Board of Directors. Mr. Rowbal is Business Unit Controller for the Specialty Foods Group of Hormel Foods Corporation and was elected to our Board of Director at the suggestion of Hormel Health Labs. Mr. Rowbal was not elected pursuant to any arrangement or understanding. Previously, Hormel Health Labs had the right by agreement to designate an individual to be nominated to our Board of Directors. This right lapsed, however, when Hormel Health Labs converted its shares of our Series A Preferred Stock to common stock. Mr. Rowbal resigned on December 7, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 12, 2007, we had 13,273,098 shares of common stock outstanding. The following table sets forth information concerning the present ownership of our common stock by our directors, executive officers and each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock.

Name and Address (1)	Common Stock (2) Amount Beneficially Owned	Common Stock (2) Percentage of Class

Robert Portman (3) Chairman of the Board and Chief Executive Officer	3,211,051	22.5%

Stephen P. Kuchen (4) Vice President, Chief Financial Officer and a Director	169,378	1.3%

David I. Portman (5) Secretary and a Director	518,928	3.9%

Michael Cahr (6) Director	242,500	1.8%

Adam Mizel (7) Director	371,280	2.8%

Marc Particelli Director	54,054	*

Executive Officers and Directors as a group (6 persons)	4,567,191	31.3%

Matthew Smith (8) 241 Central Park West New York, NY 10024	1,081,644	7.9%

Diker Management, LLC (9) 745 Fifth Ave., Suite 1409 New York, NY 10151	908,859	6.8%

*	Less than one percent

(1)	Except as otherwise indicated, the address of each person named in the above table is c/o PacificHealth Laboratories, Inc., 100 Matawan Road, Suite 420, Matawan, NJ 07747.

(2)
Common Stock which is issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors.

(3)
Includes 550,000 shares issuable upon the exercise of options granted under our 2000 Incentive Stock Option Plan (“2000 Plan”); 300,000 shares issuable upon the exercise of options granted under his 2004 Employment Contract Amendment not under any Incentive Stock plan (“NON-ISO”); and 160,428 shares issuable upon the exercise of warrants issued pursuant to a 2003 Private Placement. Does not include 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman’s wife, individually and as Trustee for his and her minor children, as to which Dr. Portman disclaims beneficial ownership.

(4)
Includes 53,334 shares issuable upon the exercise of options granted under our 1995 Plan; 90,000 shares issuable upon the exercise of options granted not covered under any Plan (“NON-ISO”) and 5,348 shares issuable upon the exercise of warrants issued pursuant to a 2003 Private Placement.

(5)
Includes 45,000 shares issuable upon the exercise of options granted under our 1995 Plan; 15,000 shares issuable upon the exercise of options granted under our 2000 Plan; and 53,476 shares issuable upon the exercise of warrants granted pursuant to a 2003 Private Placement.

(6)	Includes 40,000 shares issuable upon the exercise of options granted under our 1995 Plan.

(7)
Includes 371,280 shares that are owned by Acquifer Opportunity Fund, L.P., of which Mr. Mizel is the managing principal of the general partner. Mr. Mizel disclaims beneficial ownership of the shares owned by Acquifer Opportunity Fund, L.P. except to the extent of his pecuniary interest therein.

(8)
Includes 318,048 shares issuable upon the exercise of warrants granted pursuant to a 2003 Private Placement and 127,500 shares issuable upon the exercise of warrants granted pursuant to consulting services pursuant to a 2003 Private Placement.

(9)
As reported in a Schedule 13G filed with the SEC on February 12, 2007, Diker GP, LLC, a Delaware limited liability company (“Diker GP”), is the general partner of the Diker Value Tech Fund, LP, Diker Value Tech QP Fund, LP, Diker Micro-Value Fund, LP, the Diker Micro-Value QP Fund, LP, Diker Micro & Small Cap Fund LP, and Diker M&S Cap Master Ltd, each of which is a Delaware limited partnership (collectively, the “Diker Funds”). As the sole general partner of the Diker Funds, Diker GP, has the power to vote and dispose of the shares of our common stock owned by the Diker Funds and, accordingly, may be deemed the beneficial owner of such shares. Pursuant to investment advisory agreements, Diker Management, LLC, a Delaware limited liability company (“Diker Management”), serves as the investment manager of the Diker Funds. Accordingly, Diker Management may be deemed the beneficial owner of shares held by the Diker Funds. Charles M. Diker and Mark N. Diker are the managing members of each of Diker GP and Diker Management, and in that capacity direct their operations. Therefore, Charles M. Diker and Mark N. Diker may be beneficial owners of shares beneficially owned by Diker GP and Diker Management. Diker GP, Diker Management, Charles M. Diker and Mark N. Diker disclaim all beneficial ownership as affiliates of a Registered Investment Adviser, and in any case disclaim beneficial ownership except to the extent of their pecuniary interest in the shares.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	957,000	$1.58	527,375
Equity compensation plans not approved by security holders	1,145,000	$0.76	N/A
Total	2,102,000	$1.13	527,375

Pursuant to the terms of Dr. Portman’s employment agreement with us and pursuant to Mr. Kuchen’s arrangement with us, each of our named executive officers hold options to purchase shares of our common stock. These options have not been approved by our stockholders. Specifically, Mr. Kuchen holds options to purchase 120,000 shares of our common stock and Dr. Portman holds options to purchase an aggregate of 1,025,000 shares of our common stock. The terms of the options granted to Mr. Kuchen are similar to those of our 1995 Incentive Stock Plan. The terms of the options granted to Dr. Portman are similar to those of our 2000 Incentive Stock Option Plan. The material terms of the 1995 Incentive Stock Plan and the 2000 Incentive Stock Option Plan are described in Note I to our audited financial statements for the fiscal year ended December 31, 2006 included in “Part II - Item 7, Financial Statements” of this Annual Report on Form 10-KSB. For information about the vesting schedule and exercise prices of these options, see the entries corresponding to footnotes (1), (2), (4) and (5) in the above table captioned “Outstanding Equity Awards at Fiscal Year-End.”

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

During the last two fiscal years, we have not entered into any material transactions or series of transactions which, in the aggregate, would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest, nor are any such transactions presently proposed, except as follows:

(a) On January 12, 2005, six of the directors then serving on our Board of Directors loaned us an aggregate amount of $60,000, which amount was intended to be a bridge loan pending financing. This amount was repaid with the proceeds of the sale of preferred stock described below.

(b) On January 28, 2005, we entered into a Series A Preferred Stock Purchase Agreement and related agreements with Hormel Health Labs, LLC pursuant to which we issued and sold 90,909 shares of Series A Preferred Stock for an aggregate purchase price of $1,000,000 or $11.00 per share. The shares of Series A Preferred Stock issued to Hormel were convertible into an aggregate 909,091 shares of common stock, subject to adjustment. In connection with the Series A Stock Purchase Agreement, we entered into an Investors Rights Agreement with Hormel on the same date. Under the Investors Rights Agreement, we agreed, upon request by the holders of the Series A Preferred Stock, and subject to customary terms and conditions, to file a registration statement with the SEC registering for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock. Under the Investors Rights Agreement, we also agreed to include the common stock issuable upon conversion of the Series A Preferred Stock in any other registration statement we filed with the SEC. As long as at least 50% of the original shares of the Series A Preferred Stock remained outstanding, the holders had the right to designate an individual to be nominated to our Board of Directors, provided that such designee would be considered an independent director under the Exchange Act. We and Hormel later amended and restated the Investors Rights Agreement in connection with Hormel’s $500,000 loan to us in exchange for our secured convertible promissory note. See Item 12(d) below. Also in connection with the Series A Preferred Stock Purchase Agreement, we entered into a Right of First Refusal and Co-Sale Agreement with Hormel and Dr. Robert Portman, the Chairman of our Board of Directors and Chief Executive Officer. Under this agreement, we and Hormel had the right of first refusal to purchase shares of our common stock, which were held by Dr. Portman and which he wished to sell, at the price and terms offered by a third party. In addition, if the right of first refusal was not exercised in connection with any sale by Dr. Portman, Hormel would have the right to require a portion of its shares to be included with Dr. Portman’s sale to a third party. Certain sales by Dr. Portman were exempt from these restrictions, including public sales by Dr. Portman pursuant to Rule 144. We terminated the Investors Rights Agreement and the Co-Sale Agreement in January 2007. See Item 12(f) below.

(c) On January 28, 2005, we entered into an Exclusive Custom Manufacturing Agreement with an affiliate of Hormel. The agreement provides for the exclusive manufacturing and processing of our powered sports drinks at fixed prices. The initial term of the agreement is one year. This was extended to two years under a new Securities Purchase Agreement. (See Item 12(d) below.)

(d) On August 24, 2005, we entered into a Securities Purchase Agreement with Hormel. Pursuant to the Securities Purchase Agreement, Hormel loaned us the principal amount of $500,000 in exchange for our secured convertible promissory note, which amount accrued interest at a rate of 8% per annum. The outstanding principal balance under the note and any accrued but unpaid interest thereon was due and payable on August 24, 2007 to the extent that Hormel had not exercised certain conversion rights under the note. On February 22, 2006, we repaid the principal and accrued interest on the note in full.

(e) On February 22, 2006, we sold to Mott’s LLP the patents, trademarks, web sites and other intellectual property related to our ACCELERADE® and ENDUROX® sports nutrition product lines, and we entered into a license agreement with Mott’s that gives us the exclusive, royalty free right to continue to sell these products in powder, gel and pill form. In connection with these transactions, Dr. Robert Portman, our Chairman, CEO, President and Chief Scientific Officer, entered into a Consulting, License and Non-Competition Agreement for a period ending on the later of the second anniversary of launch of a product by Mott’s or February 22, 2009. Under the consulting agreement, Dr. Portman will consult with Mott’s with respect to research, development, enhancement, testing, marketing and sale of products related to the transferred intellectual property. Dr. Portman will not receive any compensation for these services, other than for personal appearances at certain speaking engagements and media opportunities. Dr. Portman is significantly limited in his ability to engage in the research, development, testing, marketing, sale or distribution of sports drinks, except with respect to our activities under the License Agreement or on behalf of Mott’s. Under the consulting agreement, Dr. Portman has licensed, for no additional compensation, the non-exclusive right to use his name, in connection with the packaging, marketing and sale of any products by Mott’s under the ACCELERADE and ENDUROX brands. In the license agreement between the company and Mott’s, we granted Mott’s similar rights to use the company’s name. The breach of certain covenants by Dr. Portman in the consulting agreement may give Mott’s the right to terminate the company’s rights under the license agreement or the royalty payments under the asset purchase agreement.

(f) Effective January 5, 2007, we terminated the amended and restated Investors Rights Agreement that we initially entered in with Hormel on January 28, 2005. (See Item 12(b) above.) The other party to this transaction was Diamond Crystal Sales, LLC, which acted in its capacity as successor to Hormel following Hormel’s merger with and into Diamond effective October 31, 2006. In addition, effective as of January 5, 2007, we, Diamond and Dr. Robert Portman, our Chief Executive Officer, President, Chief Scientific Officer and Chairman of the Board, terminated the Right of First Refusal and Co-Sale Agreement into which we, Hormel and Dr. Portman had previously entered on January 28, 2005. (See Item 12(b) above.) The termination of the Investors Rights Agreement and the Co-Sale Agreement occurred in connection with Diamond’s sale of the 909,091 shares of our common shares previously held by Hormel in a private transaction to certain purchasers effective January 5, 2007. Hormel had acquired the 909,091 shares of our common stock upon its conversion of the 90,909 shares of our Series A Convertible Preferred Stock that it purchased pursuant to the Series A Preferred Stock Purchase Agreement. (See Item 12(b) above.) Upon the closing of Diamond’s sale of the common stock, the Investor Rights Agreement and the Co-Sale Agreement, and all rights, duties, obligations and liabilities of the parties under the agreements, terminated. This included termination of any liability for breach or non-fulfillment of either agreement prior to the sale of the common stock. The purchasers of the shares of common stock sold by Diamond included Dr. Robert Portman, David Portman and Michael Cahr, each of whom purchased 100,000 shares at $0.95 per share. Messrs. The purchasers also included the Aquifer Opportunity Fund of which Adam Mizel, a new Director, is the Managing Principal. At the time of the transaction, Mr. Mizel was not yet one of our Directors.

Director Independence

During 2006, the following members of our Board of Directors were independent under the relevant Marketplace Rules of The NASDAQ Stock Market LLC: Michael Cahr, Gary Jamison and Robert R. Rowbal. During 2006, Mr. Cahr served on the Audit Committee, the Compensation Committee and the Nominating Committee. During 2006 until his resignation from the Board of Directors, Mr. Jamison served on the Audit Committee and the Nominating Committee. Messrs. Cahr and Jamison satisfied the criteria set forth under the Marketplace Rules of The NASDAQ Stock Market LLC relating to the independence standards for members of the Audit Committee. The Board of Directors did not consider any transaction, relationship or arrangement not otherwise disclosed above in this Item 12 under the heading Related Transactions in determining the independence of Messrs. Cahr, Jamison or Rowbal.

ITEM 13.	EXHIBITS

(a)  A list of the exhibits filed as a part of this report is set forth in the Exhibit Index starting after page 29 hereof.

ITEM 14.	PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Eisner LLP served as our independent auditors through June 17, 2005. Weiser LLP served as our independent auditors for the balance of the year ended December 31, 2005 and for the year ended December 31, 2006. We have been billed the fees set forth below in connection with services rendered by the independent auditors to us:

Fee Category	Fiscal 2006		Fiscal 2005
Audit Fees¹		$109,575		$85,062
Audit-Related Fees[2]	$	- 0 -	$	- 0 -
Tax Fees[3]		$6,500		$7,000
All Other Fees[4]		$16,500		$6,000
TOTAL		$132,575		$98,062

¹Audit fees consisted of fees for the audit of our annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of company documents filed with the SEC.

2Audit-related fees consisted of fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

3Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

4Other fees consisted of prior auditors consents in conjunction with 1933 Act filings.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, the Audit Committee’s policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

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

SUPPLEMENTAL INFORMATION

We have not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 2006. Such report and proxy statement will be furnished to security holders in connection with our Annual Meeting scheduled to be held in the second quarter of 2007. Copies of such material will be furnished to the Commission when it is sent to security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.

By: /s/ Robert Portman
Robert Portman, President and Chief Executive Officer
Date: March 12, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Portman	Chairman of the Board and	March 12, 2007
Robert Portman	Chief Executive Officer (Principal Executive Officer)

/s/ Stephen P. Kuchen	Director, Principal	March 12, 2007
Stephen P. Kuchen	Financial and Accounting Officer, Secretary

/s/ David I. Portman	Director	March 12, 2007
David I. Portman

/s/ Michael Cahr	Director	March 12, 2007
Michael Cahr

/s/ Adam Mizel	Director	March 12, 2007
Adam Mizel

/s/ Marc Particelli	Director	March 12, 2007
Marc Particelli

EXHIBIT INDEX

Exhibit No.		Description	Incorporated by Reference
3.1	—	Certificate of Incorporation of PacificHealth Laboratories, Inc. and all amendments thereto	A

3.2	—	Amended and Restated Bylaws of PacificHealth Laboratories, Inc.	C

3.3	—	Certificate of Amendment of Certificate of Incorporation of PacificHealth Laboratories, Inc.	H

3.4		Certificate of Designations For Series A Preferred Stock	I

4.1	—	Specimen Common Stock Certificate	C

4.2	—	Stock Purchase Agreement dated June 1, 2001 between Pacific Health Laboratories, Inc. and Glaxo Wellcome International B.V.	E

10.1†	—	Incentive Stock Option Plan of 1995	A

10.2	—	Strategic Alliance Agreement between the Company and the Institute of Nutrition and Food Hygiene	A

10.3	—	Exclusive Licensing Agreement between the Company and the INFH	A

10.4	—	Shareholders Agreement	A

10.5†	—	2000 Incentive Stock Option Plan	D

10.6†		Employment Extension Agreement between PacificHealth Laboratories, Inc. and Robert Portman effective September 1, 2004, executed February 28, 2006	J

10.7
Exclusive Custom Manufacturing Agreement dated January 28, 2005 between PacificHealth Laboratories, Inc. and an affiliate of Hormel Health Labs, LLC (redacted, subject to request for confidential treatment).
K

10.8		Asset Purchase Agreement dated February 22, 2006 between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment)	L

10.9		License Agreement dated February 22, 2006 between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment)	L

10.10
Consulting, License and Noncompetition Agreement dated February 22, 2006 among PacificHealth Laboratories, Inc., Mott’s LLP, and Robert Portman (redacted, subject to request for confidential treatment)
L

10.11†		Option Certificate for grant to Robert Portman	M

10.12†		Option Certificate for grant to Stephen Kuchen under the PacificHealth Laboratories, Inc. 1995 Incentive Stock Option Plan.	M

10.13†		Summary of Compensation for Executive Officers of PacificHealth Laboratories, Inc.	M

23.1	—	Consent of Weiser LLP	*

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.	*

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.	*

32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith

†	Management contract or management compensatory plan or arrangement.

A	Filed with Registration Statement on Form SB-2 (Registration No. 333-36379) (the “1997 SB-2”) on September 25, 1997.

B	Filed with Amendment No. 1 to the 1997 SB-2 on October 23, 1997.

C	Filed with Amendment No. 3 to the 1997 SB-2 on December 17, 1997.

D	Filed with Definitive Proxy Statement (Schedule 14A) for annual meeting held on August 16, 2000, filed on July 11, 2000.

E	Filed with Current Report on Form 8-K dated June 1, 2001, filed on June 14, 2001.

F	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2001.

G	Filed with Amendment to Current Report on Form 8-K dated June 1, 2001, filed July 5, 2001.

H	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2002.

I	Filed as Exhibit 3.1 to Current Report on Form 8-K, dated January 24, 2005, filed on January 28, 2005.

J	Filed as Exhibit 10.1 to Current Report on Form 8-K, dated and filed on September 9, 2004.

K	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2004.

L	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2005.

M	Filed as Exhibit to Current Report on Form 8-K, dated December 13, 2006 and filed on December 19, 2006.

Note: In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-23495.

PACIFICHEALTH LABORATORIES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

PACIFICHEALTH LABORATORIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PacificHealth Laboratories, Inc.

We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Weiser LLP
New York, New York
March 12, 2007

PACIFICHEALTH LABORATORIES, INC.

Balance Sheets

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,564,038	$138,487
Accounts receivable, net of allowances of $31,000 and $19,000, respectively	502,234	187,835
Inventories (including consigned inventory of approximately $97,000 and $162,000, respectively)	1,913,275	1,309,779
Prepaid expenses	144,059	119,002
Deferred tax asset	—	1,278,000
Total current assets	5,123,606	3,033,103
Property and equipment, net	74,163	65,357
Deposits	10,895	20,393
TOTAL ASSETS	$5,208,664	$3,118,853
LIABILITIES
Current liabilities:
Notes payable	$44,327	$129,944
Accounts payable and accrued expenses	960,757	1,546,958
Deferred revenue	244,197	369,068
	1,249,281	2,045,970
Long-term liabilities:
Convertible notes payable - subordinated	—	500,000
Commitments
STOCKHOLDERS’ EQUITY
Preferred stock:
Series A, convertible, no par value; 90,909 shares authorized;
0 shares issued and outstanding at December 31, 2006 and
90,909 issued and outstanding at December 31, 2005	—	966,387
Common stock, $0.0025 par value, authorized 50,000,000 shares;
issued and outstanding 12,776,690 shares at December 31, 2006 and
10,267,045 shares at December 31, 2005	31,942	25,667
Additional paid-in capital	17,867,945	15,790,335
Accumulated deficit	(13,940,504)	(16,209,506)
	3,959,383	572,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,208,664	$3,118,853

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Operations

	Years Ended December 31,
	2006	2005

Revenue:
Net product sales	$6,209,846	$5,444,558

Cost of goods sold:
Product sales	3,472,955	3,409,664
Write-down of inventory	—	93,255

	3,472,955	3,502,919

Gross profit	2,736,891	1,941,639

Operating expenses:
Selling, general and administrative	2,917,450	3,721,567
Research and development	196,020	195,242
Depreciation	50,905	64,638

	3,164,375	3,981,447

Loss before other income (expense) and income taxes	(427,484)	(2,039,808)

Other income (expense):
Gain on sale of patents/technology, net of expenses of $90,795	3,909,205	—
Interest income	96,697	4,456
Interest expense	(31,416)	(102,134)

	3,974,486	(97,678)

Income (loss) before income taxes	3,547,002	(2,137,486)
Provision (benefit) for income taxes	1,278,000	(1,503,410)

Net income (loss)	2,269,002	(634,076)

Less preferred dividends	(10,425)	(18,334)

Net income (loss) applicable to common stockholders	$2,258,577	$(652,410)

Net income (loss) per common share - basic	$0.19	$(0.06)

Net income (loss) per common share - diluted	$0.17	$(0.06)

Weighted average shares outstanding - basic	11,906,777	10,242,141

Weighted average shares outstanding - diluted	13,397,154	10,242,141

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2006 and 2005

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2005			10,237,045	$25,592	$15,778,865	$(15,557,096)	$247,361
Fair value of stock options issued to non-employees					4,945		4,945
Fair value of stock issued to non-employees			30,000	75	6,525		6,600
Preferred stock issued	90,909	$1,000,000					1,000,000
Issuance costs related to preferred stock issuance		(51,947)					(51,947)
Accrued dividends on preferred stock		18,334				(18,334)	—
Net loss						(634,076)	(634,076)
Balance, December 31, 2005	90,909	966,387	10,267,045	25,667	15,790,335	(16,209,506)	572,883

Fair value of stock options issued					189,880		189,880
Preferred stock converted into common stock	(90,909)	(966,387)	909,091	2,273	964,114		—
Stock options/warrants exercised			1,600,554	4,002	923,616		927,618
Net income						2,269,002	2,269,002
Balance, December 31, 2006	—	$—	12,776,690	$31,942	$17,867,945	$(13,940,504)	$3,959,383

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Cash Flows

	Years Ended December 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$2,269,002	$(634,076)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax benefit	1,278,000	(1,278,000)
Depreciation	50,905	64,638
Allowance for doubtful accounts	12,000	12,000
Equity instrument-based consulting expense	189,880	11,545
Write-off of inventory	—	93,255
Gain on sale of patents/technology, net of expenses of $90,795	(3,909,205)	—
Changes in:
Accounts receivable	(326,399)	230,745
Prepaid expenses	(25,057)	96,089
Inventories	(603,496)	357,030
Deposits	9,498	14,003
Accounts payable and accrued expenses	(586,201)	(33,136)
Deferred revenue	(124,871)	(6,932)

Net cash used in operating activities	(1,765,944)	(1,072,839)

Cash flows from investing activities:
Purchase of property and equipment	(59,711)	(18,722)
Proceeds from sale of patents and technology, net of expenses of $90,795	3,909,205	—

Net cash provided by (used in) investing activities	3,849,494	(18,722)

Cash flows from financing activities:
Issuance of preferred stock	—	1,000,000
Fees in connection with issuance of preferred stock	—	(51,947)
Proceeds from common stock options/warrants exercised	927,618	—
Proceeds from issuance of convertible notes payable	—	500,000
Repayments of convertible notes payable	(500,000)	—
Proceeds of note payable	861,200	5,235,927
Repayment of note payable	(946,817)	(5,479,764)

Net cash provided by financing activities	342,001	1,204,216

Net increase in cash and cash equivalents	2,425,551	112,655
Cash and cash equivalents at beginning of year	138,487	25,832

Cash and cash equivalents at end of year	$2,564,038	$138,487

Supplemental disclosures of cash flow information:
Cash paid for interest	$48,082	$85,468
Cash paid for income taxes	$2,609	$2,115

Noncash investing activity:
Schedule of non-cash financing activity:
Conversion of 90,909 shares of Series A Preferred Stock into 909,091 shares of common stock	$966,387	$—
Accrued dividends on preferred stock	$—	$18,334

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2006 and 2005

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

[1]	The Company:

The Company was incorporated in April 1995 to discover, develop, and commercialize nutritional products that are patentable and substantiated by well-controlled clinical trials conducted at leading university research centers. The Company’s principal areas of focus include sports performance, weight loss, and management of type II diabetes. The Company utilizes third-party contractors to manufacture all products.

On February 22, 2006, the Company sold the trademarks, technology, and patents for its sports nutrition brands, Accelerade® and Endurox® R4 ® to Mott’s LLP (“Mott’s”). Such patents were held by the Company’s CEO, Robert Portman, and assigned to the Company when such patents were issued. Under the terms of the agreement, the Company received a $4 million upfront payment and will receive a royalty based on future sales for a defined period. Simultaneously, the Company and Mott’s entered into a License Agreement giving the Company the exclusive, royalty-free right to continue to sell these products in powder, gel and pill form. Consequently, the Company will continue to market its current sports nutrition products in the same manner as prior to the sale of the intellectual property assets. The Company’s CEO is required to provide consulting services to Mott’s on an as-needed basis not to exceed 130 hours per year.

Under the Asset Purchase Agreement, the Company received $4,000,000 at closing and, if Mott’s launches a product using the purchased assets, the Company will receive royalty payments for a finite period following such launch, subject to an annual limitation on the amount of the royalty. There are no minimum royalties and there is no specific time by which Mott’s must launch a product, but the Company will have the option to repurchase the assets if a product is not launched within a time specified in the Asset Purchase Agreement.

The Company used a portion of the cash proceeds of this transaction to repay $277,067 owed under our accounts receivable facility, the $500,000 Convertible Note with interest held by Hormel, and $611,981 owed to our exclusive contract manufacturer, an affiliate of Hormel.

[2]	Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

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

Inventories are recorded at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company determines its reserve for obsolete inventory by considering a number of factors, including product shelf life, marketability, and obsolescence.

[5]	Property and equipment:

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 2 to 5 years.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2006 and 2005

[6]	Earnings (loss) per share:

Basic earnings (loss) per common share are computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options is computed using the treasury stock method. For the year ended December 31, 2006, diluted income per share did not include the effect of 779,500 options outstanding as their effect would be anti-dilutive.  For the year ended December 31, 2005, diluted loss per share did not include the effect of 2,125,500 options outstanding and 2,271,275 warrants outstanding, respectively, as their effect would be anti-dilutive. In addition, for the year ended December 31, 2005, shares for convertible preferred stock (909,091) and convertible notes payable (1,960,784) are not included in weighted average number of common shares as their effect would be anti-dilutive.

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

In April 2004, the Company entered into a purchasing agreement with the same significant customer for all other products sold to this customer whereby all unsold product is subject to return provisions identical or similar to the one disclosed above. Through December 31, 2004, in addition to the four criteria described above, the Company recognized revenue related to these products after analyzing retail sell-through data provided by the customer and the Company’s expectation of future customer sell-through trends. A new agreement was signed in April 2005 that increased minimum levels of retail sell-through requirements. Since January 1, 2005, the Company recognizes revenue when its major customer sells through its products to the consumer. This change was made due to the inability to accurately estimate future returns from this customer as the Company has previously agreed to accept returns/discounts of product from this customer that it was not contractually obligated to do so as well as because the Company entered into a new purchasing agreement with this customer that increased certain sell-through minimums. As of December 31, 2006 and 2005, shipments to this customer amounting to $244,197 and $369,068, respectively, have been reflected as deferred revenue in the Company’s balance sheet.

In the second quarter of 2005, we entered into an agreement with our major customer to resolve the status of certain products previously sold to this customer amounting to $597,781 and previously recorded as deferred revenue. In connection with this settlement, the customer agreed to accept $257,957 of inventory as final product purchases from us with no future obligations on behalf of the Company. As a result, $257,957 previously recorded as deferred was taken into revenue in 2005. In addition as of December 31, 2005, the Company has paid back $179,334 to this customer. The balance of $179,335, which is included in accounts payable and accrued expenses in the December 31, 2005 balance sheet, was repaid to the customer in equal monthly installments through June 2006.

[8]	Research and development:

Costs of research and development activities are expensed as incurred.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2006 and 2005

[9]	Advertising costs:

Advertising costs are expensed as incurred. During 2006 and 2005, the Company recorded advertising expense of $104,705 and $603,376, respectively.

[10]	Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuances of stock options to employees. As a result of the adoption of SFAS 123R utilizing the Modified Prospective method, the Company recorded a charge of $176,261 in the year ended December 31, 2006, representing the effect on income from continuing operations, income before income taxes, and net income. The impact of the adoption of 123R was to reduce basic and diluted earnings per share by $0.02 and $0.01, respectively, in the year ended December 31, 2006.

For fiscal year 2005, the Company applied the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost had been recognized in the financial statements in fiscal year 2005 for employee stock options, all of which had an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123R, and amortized such costs over the vesting period, the Company's net loss for the year ended December 31, 2005 on a pro forma basis would have been increased as indicated below:

Year Ended December 31, 2005
Reported net loss applicable to common stockholders	$(652,410)
Stock-based employee compensation determined under
the fair value-based method	(143,113)
Pro forma net loss	$(795,523)
Basic and diluted net loss per share:
As reported	$(0.06)
Pro forma	$(0.08)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility ranging from 102% to 117% for 2006 and from 100% to 103% for 2005, expected life of the options of 5 years, risk-free interest rate of approximately 5% in 2006 and 3% in 2005 and a dividend yield of 0%. The weighted average fair values of options granted during the years ended December 31, 2006 and 2005 were $0.80 and $0.19, respectively.

[11]	Segment information:

The Company operates in one business segment: the design, development and marketing of dietary and nutritional supplements that enhance health and well-being.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2006 and 2005

[12]	Income taxes:

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the differences are expected to reverse. Any resulting deferred tax asset is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

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

[14]	Comprehensive income (loss):

The Company does not have any comprehensive income (loss) items at December 31, 2006 and 2005.

[15]	Recent accounting pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has determined that the impact of the adoption of FIN 48 has no material effect on the results of operations or financial position.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the areas of revenue recognition, inventory obsolescence, allowance for doubtful accounts, and valuation allowances for deferred tax assets.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2006 and 2005

NOTE B - INVENTORIES

Inventories, which are held at third-party warehouses and on consignment with customers, consist of the following and include obsolescence reserves of $545,648 at December 31, 2006 and $723,972 at December 31, 2005 which are netted against finished goods at third party warehouse:

	2006	2005
Raw materials (at contract manufacturer)	$531,995	$102,587
Work in process (at contract manufacturer)	77,771	8,847
Packaging supplies (at third party warehouse)	41,378	46,880
Finished goods (at third party warehouse)	1,165,188	989,814
Finished goods (on consignment)	96,943	161,651
	$1,913,275	$1,309,779

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2006	2005
Furniture and equipment	$431,624	$388,414
Molds and dies	137,327	120,826
	568,951	509,240
Less accumulated depreciation	494,788	443,883
	$74,163	$65,357

Depreciation expense aggregated $50,905 and $64,638 for the years ended December 31, 2006 and 2005, respectively.

NOTE D - NOTES PAYABLE

Included in notes payable at December 31, 2006 and 2005 is $-0- and $74,000 pursuant to the Company's $1,000,000 asset based credit facility. This facility was collateralized by substantially all of the assets of the Company. The amount of available credit was based on the value of the Company’s eligible receivables from time to time. Eligible receivables included those receivables that had payment terms equal to or less than 45 days or had been outstanding for less than 90 days. This credit facility bore interest at a rate of prime plus 1.75% as well as a 0.75% discount rate on all advances. The receivables were financed with recourse. On February 22, 2006, with the proceeds of the sale of our sports drink assets to Mott’s, we repaid this facility in full and terminated it (see Note A [1] - The Company and Significant Accounting Policies).

In addition, the Company has notes payable as follows:

	2006	2005
Installment note payable to insurance finance company
due in monthly installments of $7,104, including
interest at 6.50% through February 2007	$7,104	$—
Installment note payable to insurance finance company
due in monthly installments of $3,722, including
interest at 7.53% through October 2007	37,223	—
Installment note payable to insurance finance company
due in monthly installments of $8,235, including
interest at 5.57% through January 2006	—	8,197
Installment note payable to insurance finance company
due in monthly installments of $4,913, including
interest at 6.50% through September 2006	—	47,649
	$44,327	$55,846

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2006 and 2005

NOTE E - CONVERTIBLE NOTES PAYABLE

On August 24, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hormel. Pursuant to the Purchase Agreement, Hormel loaned the Company the principal amount of $500,000 in exchange for a Secured Convertible Promissory Note, which amount would accrue interest at a rate of 8% per annum (the “Note”). The outstanding principal balance under the Note and any accrued but unpaid interest thereon was due and payable on August 24, 2007 to the extent that Hormel had not exercised certain conversion rights under the Note. In the event we defaulted, interest on the outstanding principal balance would accrue at the rate of 10% per annum. The Note was collateralized by a subordinated lien on and security interest on the Company’s assets pursuant to the terms of a Security Agreement between the Company and Hormel dated August 24, 2005. As additional consideration for the loan, Hormel had the right at Hormel’s option to convert the outstanding principal amount and accrued and unpaid interest of the Note into shares of the common stock of the Company (the “Common Stock”), at a price per share equal to the product of (x) the weighted average closing price of the Common Stock for the five trading days preceding the notice of conversion of the Note and (y) 0.85. Hormel agreed that it would not convert the Note if such conversion would cause Hormel, together with its affiliates, to beneficially own, on an as-converted basis, more than 9.9% of the shares of Common Stock then outstanding. However, Hormel had the ability to waive this limitation by providing written notice of such waiver to the Company with the waiver to be effective seventy-five days after receipt. On February 22, 2006, the Company repaid the principal and accrued interest of this Note in full. (See Note A [1] - The Company and Significant Accounting Policies.)

NOTE F - STOCKHOLDERS’ EQUITY

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

NOTE G - COMMITMENTS

[1]	Employment agreement:

The Company entered into an employment extension agreement on September 1, 2004, with the CEO of the Company that provides for minimum annual compensation of $275,000 which expired on December 31, 2006 and renewed as of January 1, 2007 for minimum annual compenstion of $295,000. As of December 31, 2005, $50,000 of this annual compensation was accrued and the Company paid this amount in 2006. In the event of a change in control, as defined in the employment agreement, the CEO shall be paid, as additional compensation, a lump sum equal to his annual base salary in effect immediately prior to the change in control. If the CEO is terminated without cause, as defined in the employment agreement, the Company shall pay the CEO, at the time of termination, an amount equal to the base salary which would have been paid during a period beginning on the date of termination of employment and ending on the later of the scheduled termination date, as defined in the employment agreement, or the first anniversary of the termination date.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2006 and 2005

[2]	Lease:

The Company had a lease agreement for office space that was set to expire June 2007. The lease provided for the rental of 5,500 square feet. This lease was renewed in November 2006 for an additional 5 years, expiring June 2012.

The future minimum lease payments due under the lease is as follows:

Years Ending December 31,
2007	$118,125
2008	140,250
2009	140,250
2010	143,000
2011	148,500
2012	75,625
$765,750

Rent expense amounted to $136,125 and $129,965 in 2006 and 2005, respectively.

NOTE H - STOCK OPTION PLANS AND WARRANTS

The Company has two stock option plans (the “Plans”) under which 957,000 shares of common stock are reserved for issuance under the Plans. In 1995, the Company established an incentive stock option plan (the “Plan”) in which options to purchase the common stock of the Company may be awarded to employees. In 2000, the Company established another stock option plan to increase the number of options under the Plans.

Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or as options not qualified under Section 422 of the Code. All options are issued with an exercise price at or above 100% of the fair market value of the common stock on the date of grant. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code. Incentive stock option awards of unrestricted stock are not designed to be deductible by the Company under Section 162(m). The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 5 years and outstanding options expire at various times through December 2011. Vesting ranges from immediate to over five years.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2006 and 2005

Stock option transactions for employees during 2006 and 2005 were as follows:

	Option Shares	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Share Outstanding
Balance, January 1, 2005	2,832,500	1,801,500	$0.313 - $4.34	$1.20
Granted/vested during the year	—	395,500	$0.65 - $2.79	$1.25
Expired during the year	(862,500)	(450,000)	$0.65 - $3.77	$1.33
Balance, December 31, 2005	1,970,000	1,747,000	$0.313 - $4.34	$1.11
Granted/vested during the year	913,000	193,000	$0.20 - $1.13	$0.81
Exercised during the year	(648,000)	(648,000)	$0.313 - $1.00	$0.46
Expired during the year	(223,500)	(222,500)	$0.20 - $4.34	$1.63
Balance, December 31, 2006	2,011,500	1,069,500	$0.20 - $3.80	$1.12
Aggregate Intrinsic Value, December 31, 2006	$647,655	$330,125

The market value of the Company’s common stock as of December 31, 2006 was $1.15 per share.

As of December 31, 2006, the total fair value of non-vested awards amounted to $515,151. The weighted average remaining period over which such options are expected to be recognized is 2.39 years.

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $2.00	1,678,500	3.59	$0.77	736,500	$0.73
$2.01 - $4.00	333,000	0.94	$2.89	333,000	$2.89
	2,011,500	3.15	$1.12	1,069,500	$1.40

In addition to options granted to employees under the Plans, the Company issued stock and stock options pursuant to contractual agreements to non-employees. Stock and stock options granted under these agreements are expensed when the related service or product is provided. The Company used the Black-Scholes method of valuing stock options to recognize an expense of $13,619 and $11,545 for such stock and stock options issued in 2006 and 2005, respectively.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2006 and 2005

Stock option transactions for non-employees during 2006 and 2005 were as follows:

	Option Shares	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Share Outstanding
Balance, January 1, 2005	217,375	217,375	$0.31 - $6.30	$2.01
Granted/vested during the year	25,500	25,500	$0.20 - $0.28	$0.26
Expired during the year	(87,375)	(87,375)	$1.06 - $3.50	$2.29
Balance, December 31, 2005	155,500	155,500	$0.20 - $6.30	$1.57
Granted/vested during the year	90,500	90,500	$0.20 - $1.23	$0.23
Exercised during the year	(58,000)	(58,000)	$0.20	$0.20
Expired during the year	(97,500)	(97,500)	$0.89 - $6.30	$1.34
Balance, December 31, 2006	90,500	90,500	$0.20 - $4.88	$1.35

Information with respect to non-employee stock options outstanding and non-employee stock options exercisable at December 31, 2006 is as follows:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$0.20 - $2.00	70,000	2.45	$0.38
$4.01 - $6.30	20,500	0.29	$4.67
	90,500	1.96	$1.35

Stock warrant transactions during 2006 and 2005 were as follows:

	Warrants	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share
Balance, January 1, 2005	2,293,275	$0.63 - $3.44	$0.70
Expired during the year	(22,000)	$3.44	$3.44
Balance, December 31, 2005	2,271,275	$0.63 - $0.88	$0.67
Exercised during the year	(919,565)	$0.63 - $0.85	$0.72
Balance, December 31, 2006	1,351,710	$0.63 - $0.88	$0.64

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2006 and 2005

NOTE I - INCOME TAXES

The difference between the statutory federal income tax rate on the Company’s pre-tax income (loss) and the Company’s effective income tax rate is summarized as follows:

	2006		2005
	Amount	Percent	Amount	Percent
U.S. federal income tax provision
(benefit) at federal statutory rate	$1,241,450	35%	$(748,120)	35%
Effect of state taxes, net of
federal benefit	212,820	6%	(128,249)	6%
Change in valuation allowance	(11,000)	0%	(597,000)	28%
Other	(165,270)	(5%)	(30,041)	1%
	$1,278,000	36%	$(1,503,410)	70%

Included in the other component is the utilization of net operating losses in excess of the expected amount as recorded as of December 31, 2005.

At December 31, 2006, the Company has approximately $12,398,000 in federal and $671,000 in state net operating loss carryovers that can be used to offset future taxable income. The net operating loss carryforwards begin to expire in the year 2015 through the year 2026.

The components of the Company’s deferred tax assets are as follows:

	2006	2005

Net operating loss carryforwards	$4,380,000	$5,653,000
Inventory reserve	224,000	289,000
Other	49,000	—
Valuation allowance	(4,653,000)	(4,664,000)
Deferred tax asset	$-0-	$1,278,000

During 2005, the Company sold $2,939,596 of its New Jersey net operating losses. The amount received from this sale was approximately $225,000.

NOTE J - CONCENTRATIONS OF CREDIT RISKS, MAJOR CUSTOMERS, AND MAJOR VENDORS

[1]	Concentrations of credit risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade accounts receivable.

The Company has concentrated its credit risk for cash by maintaining substantially all of its depository accounts in a single financial institution. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated approximately $2,500,000 at December 31, 2006 that exceeded the Federal Deposit Insurance Corporation (“FDIC”) limit. The financial institution has a strong credit rating, and management believes that credit risk relating to these deposits is minimal.

The Company does not require collateral on its trade accounts receivable. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

[2]	Fair value of financial instruments:

Cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these instruments.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2006 and 2005

[3]	Major customers:

For the years ended December 31, the Company had revenue from two customers that accounted for approximately 20% and 19% in 2006 and 30% and 20% in 2005, of net revenue. Accounts receivable outstanding related to these customers at December 31, 2006 and 2005 were $207,235 and $0, respectively. Deferred revenue from one of these customers was $244,197 as of December 31, 2006 and $369,069 as of December 31, 2005. Such amounts are included in the accompanying balance sheet. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

[4]	Major vendors:

Two suppliers accounted for approximately 54% and 18%, respectively, of total inventory purchases for the year ended December 31, 2006 and three suppliers accounted for 52%, 26%, and 13%, respectively, of total inventory purchases for the year ended December 31, 2005. At December 31, 2006, amounts due to two vendors represented approximately 25% and 20%, respectively, of accounts payable and accrued expenses. At December 31, 2005, amounts due to one vendor represented approximately 42% of accounts payable and accrued expenses.
NOTE K - SEGMENT AND RELATED INFORMATION

At 2006 and 2005, the Company has one reportable segment:

Dietary and nutritional supplements.

The following table presents revenues by region:

	2006	2005
United States	$5,751,148	$5,005,765
Canada	178,556	201,359
Other	280,142	237,434
Total	$6,209,846	$5,444,558

Product sales for the years ended December 31, 2006 and 2005 are net of credits of $216,177 and $499,202, respectively, for marketing promotions, customer rebates, and returns of certain products. These credits primarily relate to the sports performance product line.

NOTE L - RELATED PARTY TRANSACTIONS

In connection with the Hormel preferred stock agreement, the Company entered into an Exclusive Manufacturing Agreement with a subsidiary of Hormel. The initial term of the agreement was for one year commencing on January 28, 2005 and was extended until January 28, 2007 as part of the convertible note transaction. During the years 2006 and 2005, the Company purchased approximately $1,991,000 and $1,194,000, respectively, of finished goods from this Hormel subsidiary. At December 31, 2006 and December 31, 2005, the Company owed this Hormel subsidiary approximately $195,000 and $645,000, respectively, that has been included on the balance sheet in accounts payable and accrued expenses.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2006 and 2005

NOTE M - SUBSEQUENT EVENTS

[1]	Common Stock:

Between January 1, 2007 and March 12, 2007, the Company issued an additional 253,165 shares of its common stock as a result of the exercise of options and warrants, resulting in proceeds of approximately $162,000.

Between January 1, 2007 and March 12, 2007, the Company issued an additional 243,243 shares of its common stock as a result of private sale of stock to two new directors of the Company resulting in proceeds of $450,000.