Form 10KSB/A
period 2006-12-31
PACIFICHEALTH LABORATORIES INC
filed 2007-04-05
CIK 1000278

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

PACIFICHEALTH LABORATORIES, INC.
FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2006

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This Amendment No. 1 to the Annual Report on Form 10-KSB (this “Amendment”) of PacificHealth Laboratories, Inc. (the "Company") for the year ended December 31, 2006 is filed to present the reissued Report of the Company’s independent registered public accounting firm, Weiser, LLP, included in our Annual Report on Form 10-KSB. The Report was reissued to include emphasis on the Company’s adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.” No changes have been made to the financial statements. The change made in the reissued Report does not reflect any change in Weiser’s opinion on the Company’s financial statements or any disagreement between the Company and Weiser and was not the result of any mistake or inaccuracy of the Company or any misapplication of accounting principles. This Amendment contains only the reissued report and an updated exhibit 23.1, Consent of Independent Registered Public Accounting Firm.  Except as described above, no other change has been made to the Form 10-KSB, and this Amendment does not amend, update or change any Item or the disclosures in the Form 10-KSB in any way.

Item 7 - Financial Statements

The reissued Report of Independent Registered Public Accounting Firm is presented on the following page. An updated Exhibit 23.1 follows the signature page. The Original Filing should be referred to for the complete text of the financial statements and notes thereto.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PacificHealth Laboratories, Inc.

We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A [10] to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, applying the modified prospective method at the beginning of the year ended December 31, 2006.

Weiser LLP
New York, New York
March 12, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.

By: /s/ Robert Portman
Robert Portman
President and Chief Executive Officer
Date: April 5, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Robert Portman	Chairman of the Board and Chief	April 5, 2007
Robert Portman	Executive Officer (Principal Executive
Officer)

/s/ Stephen P. Kuchen	Director, Principal	April 5, 2007
Stephen P. Kuchen	Financial and Accounting
Officer, Secretary

/s/ David I. Portman	Director	April 5, 2007
David I. Portman

/s/ Michael Cahr	Director	April 5, 2007
Michael Cahr

/s/ Adam Mizel	Director	April 5, 2007
Adam Mizel

/s/ Marc Particelli	Director	April 5, 2007
Marc Particelli