Form 10QSB
period 2007-03-31
PACIFICHEALTH LABORATORIES INC
filed 2007-05-04
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

At May 4, 2007, there were 13,303,836 shares of common stock, par value $0.0025 per share, of the issuer outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,589,222	$2,564,038
Accounts receivable, net	1,106,971	502,234
Inventories	2,635,400	1,913,275
Prepaid expenses	105,555	144,059
Total current assets	5,437,148	5,123,606

Property and equipment, net	159,269	74,163

Deposits	10,895	10,895

Total assets	$5,607,312	$5,208,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$25,414	$44,327
Accounts payable and accrued expenses	861,941	960,757
Deferred revenue	295,142	244,197
Total current liabilities	1,182,497	1,249,281

Stockholders’ equity:
Common stock, $.0025 par value; authorized 50,000,000 shares; issued and outstanding: 13,301,836 shares at March 31, 2007 and 12,776,690 shares at December 31, 2006	33,255	31,942
Additional paid in capital	18,556,480	17,867,945
Accumulated deficit	(14,164,920)	(13,940,504)
	4,424,815	3,959,383

Total liabilities and stockholders’ equity	$5,607,312	$5,208,664

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Revenues:
Net product sales	$1,818,894	$1,575,396

Cost of goods sold	1,132,887	758,395

Gross profit	686,007	817,001

Selling, general and administrative expenses	849,166	748,333
Research and development expenses	75,370	41,252
Depreciation expense	15,812	14,093
	940,348	803,678

Net operating (loss) income	(254,341)	13,323

Other income (expense)
Gain on sale of patents/technology, net of expenses of $90,795	—	3,909,205
Other income	10,000	—
Interest income	20,536	8,414
Interest expense	(611)	(28,649)
	29,925	3,888,970

(Loss) income before income taxes	(224,416)	3,902,293

Provision for income taxes	—	1,278,000

Net (loss) income	(224,416)	2,624,293

Less preferred dividends	—	(5,000)

Net (loss) income applicable to common stockholders	$(224,416)	$2,619,293

Basic (loss) income per share	$(0.02)	$0.24

Diluted (loss) income per share	$(0.02)	$0.22

Weighted average common shares - Basic	12,983,950	10,768,845

Weighted average common shares - Diluted	12,983,950	11,979,704

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$(224,416)	$2,624,293
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
Depreciation	15,812	14,093
Allowance for doubtful accounts	3,000	3,000
Equity instrument based consulting expense	60,844	60,385
Gain on sale of patents and technology,
net of expenses of $90,795	—	(3,909,205)
Provision for income taxes	—	1,278,000
Changes in assets and liabilities:
Increase in accounts receivable	(607,737)	(607,225)
(Increase) decrease in inventories	(722,125)	327,466
Decrease (increase) in prepaid expenses	38,504	(236,374)
Decrease in deposits	—	9,498
Decrease in accounts payable/accrued expenses	(98,816)	(1,028,059)
Increase (decrease) in deferred revenue	50,945	(14,206)
Net cash used in operating activities	(1,483,989)	(1,478,334)

Cash flows from investing activities:
Purchase of fixed assets	(100,918)	(22,974)
Proceeds from sale of patents and technology,
net of expenses of $90,795	—	3,909,205
Net cash (used in) provided by investing activities	(100,918)	3,886,231

Cash flows from financing activities:
Issuance of notes payable	7,874	633,325
Repayments of notes payable	(26,787)	(729,611)
Repayments of convertible notes payable	—	(500,000)
Common stock issued	450,000	—
Proceeds from common stock options/warrants exercised	179,004	191,634
Net cash provided by (used in) by financing activities	610,091	(404,652)

Net (decrease) increase in cash	(974,816)	2,003,245

Cash, beginning balance	2,564,038	138,487

Cash, ending balance	$1,589,222	$2,141,732

Supplemental disclosures of cash flow information:
Cash paid for interest	$611	$28,649

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

On February 22, 2006, pursuant to an Asset Purchase Agreement of the same date, we sold to Mott’s LLP, a division of Cadbury Schweppes Americas Beverages (“CSAB”) the patents, trademarks, web sites, and other intellectual property related to our ACCELERADE and ENDUROX sports nutrition product lines for $4,000,000 in cash and potential future royalty payments. Simultaneously, we entered into a License Agreement with CSAB giving us the exclusive, royalty free right to continue to sell our sports nutrition products in powder, gel and pill form. Consequently, we will continue to sell our current sports nutrition products in the same manner as prior to the sale of the intellectual property assets.

If CSAB launches a product using the purchased assets, we will receive royalty payments for a finite period following such launch, subject to an annual limitation on the amount of the royalty. There are no minimum royalties and there is no specific time by which CSAB must launch a product, but we will have the option to repurchase the assets if a product is not launched within a time specified in the Asset Purchase Agreement.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of revenue recognition as it relates to customer returns, inventory obsolescence, allowance for doubtful accounts, and valuation allowances for deferred tax assets, and valuation of equity instruments issued under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”).

2. Revenue Recognition

Sales are recognized when all of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured. Sales are recorded net of incentives paid to customers.

The Company has a sales agreement with a significant customer for all products sold to this customer whereby all unsold product is subject to return provisions. The Company recognizes revenue when this major customer sells through its products to its consumers. At March 31, 2007, the Company has deferred $295,142 in revenues related to this customer. At December 31, 2006, the Company had deferred $244,197 in revenues related to this customer.

3. Inventories

As of March 31, 2007 and December 31, 2006, inventories consisted of the following:

	March 31, 2007 (Unaudited)	December 31, 2006
Raw materials	$400,148	$531,995
Work in process	—	77,771
Packaging supplies	31,134	41,378
Finished goods	2,084,136	1,165,188
Finished goods on consignment	119,982	96,943

	$2,635,400	$1,913,275

4. Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuances of stock options to employees. As a result of the adoption of SFAS 123R utilizing the Modified Prospective method, the Company recorded charges of $59,334 in the three months ended March 31, 2007, representing the effect on income from continuing operations, income before income taxes, and net income. The impact of the adoption of SFAS 123R was to reduce basic and diluted earnings per share by $0.00 in the three months ended March 31, 2007. The Company recorded charges of $49,626 in the three months ended March 31, 2006, representing the effect on income from continuing operations, income before income taxes, and net income. The impact of the adoption of SFAS 123R was to reduce basic and diluted earnings per share by $0.00 in the three months ended March 31, 2006.

The Company granted 20,000 stock options to employees and directors during the three months ended March 31, 2007 with an exercise price of $2.14 per share. These options vest ratably through the first quarter of 2008. These options were determined to have a total fair value of $35,800. Compensation expense recognized during the three months ended March 31, 2007 amounted to $4,476. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R. The Company granted 508,000 options to employees and directors during the three months ended March 31, 2006 with exercise prices ranging from $0.20 per share to $0.60 per share. Compensation expense recognized during the three months ended March 31, 2006 amounted to $25,301. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $0.

The Company granted 1,000 stock options to a consultant during the three months ended March 31, 2007 that vested upon grant with an exercise price of $2.10 per share. These options were determined to have a fair value of $1,510 that was charged to operations and added to paid-in capital in the three-month period ended March 31, 2007. In addition, 1,000 options previously issued to consultants expired during the first three months of 2007. The Company granted 89,000 stock options to consultants during the three months ended March 31, 2006 that vested upon grant with an exercise price of $0.20 per share. These options were determined to have a value of $10,759 that was charged to operations and added to paid-in capital in the three month period ended March 31, 2006.

A summary of employee options activity under our plans as of March 31, 2007 and changes during the three-month period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2007	2,011,500	$1.12
Granted during the period	20,000	$2.14
Exercised during the period	(8,000)	$0.72
Expired during the period	—	—
Outstanding, March 31, 2007	2,023,500	$1.14	2.93	$1,816,070
Exercisable, March 31, 2007	1,303,834	$1.24	2.16	$1,151,901

The market value of the Company’s common stock as of March 31, 2007 was $1.86 per share.

As of March 31, 2007, the total fair value of non-vested awards amounted to $562,079. The weighted average remaining period over which such options are expected to be recognized is 2.18 years.

The fair value of each option award during the three months ended March 31, 2007 is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

March 31, 2007
Expected volatility	106-119%
Weighted-average volatility	113%
Expected dividends	0.0%
Expected term (in years)	5
Risk-free rate	3.35-4.75%

5. Income Taxes

The Company has approximately $12,398,000 in federal and $671,000 in state net operating loss carryovers generated through December 31, 2006 that can be used to offset future taxable income in calendar years 2007 through 2026. The net operating loss carryovers will expire in the year 2015 through the year 2026. As of March 31, 2007, the Company has fully reserved for these net operating loss carryovers.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted the provision of FIN 48 effective January 1, 2007. The adoption of FIN 48 has no material effect on the Company’s results of operations or financial position.

6. Concentration

The Company’s three largest customers accounted for approximately 18%, 11% and 10%, respectively, of net sales for the three months ended March 31, 2007 and the Company’s two largest customers accounted for approximately 25% and 19%, respectively, of net sales for the three months ended March 31, 2006. At March 31, 2007, amounts due from these three customers represented approximately 15%, 30% and 3%, respectively, of accounts receivable. At December 31, 2006, amounts due from two of these customers represented approximately 27% and 14%, respectively, of accounts receivable.

Three suppliers accounted for approximately 59%, 16% and 11%, respectively, of total inventory purchases for the three months ended March 31, 2007 and two suppliers accounted for approximately 69% and 11%, respectively, of total inventory purchases for the three months ended March 31, 2006. At March 31, 2007, amounts due to these three vendors represented approximately 51%, 7% and 0%, respectively, of accounts payable and accrued expenses. At December 31, 2006, amounts due to two of these vendors represented approximately 25% and 20%, respectively, of accounts payable and accrued expenses.

7. Equity Instruments

Stock Issued
During the three months ended March 31, 2007, the Company issued an additional 243,243 shares of its common stock as a result of a private sale of stock to a new director of the Company and an investment fund managed by another new director of the Company resulting in proceeds of $450,000.

Options and Warrants
During the three months ended March 31, 2007, 8,000 options and 273,903 warrants were exercised, resulting in proceeds of $179,004.

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

•    ENDUROX EXCEL® - Introduced in March 1997.
•    ENDUROX R4® Recovery Drink - Introduced in February 1999
•    ACCELERADE® Sports Drink - Introduced in June 2001
•    ACCEL GEL® - Introduced in February 2004

On February 22, 2006, pursuant to an Asset Purchase Agreement of the same date, we sold to Mott’s LLP, a division of Cadbury Schweppes Americas Beverages (“CSAB”), the patents, trademarks, web sites, and other intellectual property related to our ACCELERADE and ENDUROX sports nutrition product lines for $4,000,000 in cash and potential future royalty payments. Simultaneously, we entered into a License Agreement with CSAB giving us the exclusive, royalty free right to continue to sell our sports nutrition products in powder, gel and pill form. Consequently, we will continue to sell our current sports nutrition products in the same manner as prior to the sale of the intellectual property assets.

If CSAB launches a product using the purchased assets, we will receive royalty payments for a finite period following such launch, subject to an annual limitation on the amount of the royalty. We expect CSAB to launch a RTD product in late second quarter of 2007.

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

(b) Results of Operations - Three Months Ended March 31, 2007 and 2006

        We recorded net loss applicable to common stockholders of ($224,416), or ($0.02) per share (basic and diluted), for the quarter ended March 31, 2007 compared to a net income applicable to common stockholders of $2,619,293, or $0.22 per share (diluted), for the quarter ended March 31, 2006. The first quarter of 2006 would have resulted in a net loss of ($6,912) (non-GAAP measure), or $0.00 per share, if $2,631,205 (net of income taxes of $1,278,000) from the sale of patents and technology to CSAB were excluded from net income. See Part I, Item 2(a) above for a description of the CSAB transaction.

The loss for the first quarter of 2007 was primarily the result of two strategic decisions we made: (i) increased marketing and other expenses of $107,000 for the launch of SATIATRIM and (ii) lower gross margins on ACCELERADE and ACCEL GEL as we discounted older labeled product so that new packaging identical to the CSAB design would be available when CSAB begins their RTD launch.

Revenues for the three-month period ended March 31, 2007 increased 15% to $1,818,894 from $1,575,396 for the same period in 2006. Revenues increased in the first quarter of 2007 as compared to the same period in 2006 as a result of the implementation of an aggressive new retailer program which involves free-standing racks, increased serving sizes per canister that results in additional sales dollars per canister, and the expansion of the number of ACCELERADE and ACCEL GEL sku’s by some of our larger accounts in anticipation of the CSAB Ready-To-Drink launch. Given our expectation that the CSAB launch will commence in late second quarter, we would expect to see limited additional impact in the second quarter beyond what we experienced in the first quarter.

For the three months ended March 31, 2007, gross profit margin was 37.7% compared to 51.9% for the three months ended March 31, 2006. In order to fully take advantage of the CSAB advertising spend, we redesigned all ACCELERADE and ACCEL GEL packaging to conform to the new CSAB ACCELERADE RTD packaging. To flush out old inventory, we aggressively discounted these products, leading to lower gross profit margins. This should continue in the second quarter. We also experienced cost of production increases in our finished products from 2005 to 2006. Inventory sold in the first quarter of each year is predominantly from production from the end of the previous year.

Selling, general, and administrative (“S, G, & A”) expenses increased $100,833 to $849,166 for the three-month period ended March 31, 2007 from $748,333 for the three-month period ended March 31, 2006. S, G, & A expenses increased primarily due to marketing expenses associated with the launch of SATIATRIM. We expect to continue to invest in the marketing of SATIATRIM. In late second quarter we will officially launch the product via a major public relations campaign involving the Internet, radio, TV and print media.

Research and development expenses were $75,370 for the three months ended March 31, 2007 compared to $41,252 for the three months ended March 31, 2006. We anticipate research and development expenses will increase as we conduct additional clinical trials on all of our products.

Interest expense was $611 for the three months ended March 31, 2007 compared to $28,649 for the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2006 was incurred in connection with our accounts receivable funding from USA Funding that was paid off upon the completion of the CSAB transaction in the first quarter of 2006.

Income tax expense was $-0- for the three months ended March 31, 2007 compared to $1,278,000 for the three months ended March 31, 2006. The income tax expense in the three months ended March 31, 2006 was due to the aforementioned CSAB transaction. The effective tax rate in 2006 differs from the statutory tax rate primarily due to the utilization of net operating losses to reduce taxable income.

(c) Liquidity and Capital Resources

At March 31, 2007, our current assets exceeded our current liabilities by approximately $4,255,000 with a ratio of current assets to current liabilities of approximately 4.6 to 1. At March 31, 2007, cash on hand was $1,589,222, a decrease of $974,816 from December 31, 2006, primarily as the result of an increase of $607,737 in accounts receivable, an increase in inventory of $722,125, a decrease in prepaid expenses of $38,504, a decrease in accounts payable and accrued expenses of $98,816, a decrease in notes payable of $18,913, and an increase in deferred revenue of $50,945 from December 31, 2006. Accounts receivable increased at March 31, 2007 from December 31, 2006 due to normally higher revenues in the 1st quarter as compared to the fourth quarter of the previous year. Inventories increased in advance of both the ACCELERADE marketing initiatives and the SATIATRIM launch. Deferred revenue increased as a major customer increased its inventories in the first quarter of 2007 as compared to the fourth quarter of 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2007, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three-month period ended March 31, 2007, we issued an additional 273,903 shares of our common stock as a result of the exercise of warrants which had been issued in private placements occurring in 2003, resulting in proceeds of $179,004. The offer and sale of these shares of Common Stock upon exercise of the warrants was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. No sale of the Common Stock involved the use of underwriters, and no commissions were paid in connection with the issuance or sale of the Common Stock. The shares of Common Stock have been registered under the Securities Act of 1933 for resale by the holders thereof.

On February 16, 2007, we sold an aggregate of 243,243 shares of our Common Stock, $.0025 par value (the “Shares”), to our new director Marc Particelli and to the Aquifer Opportunity Fund, L.P. that is managed by new director Adam Mizel for an aggregate purchase price of $450,000. The purchase price of $1.85 per share was based on the 10-day average closing price as of February 15, 2007. The Shares were issued pursuant to the terms and conditions of a Stock Purchase Agreement, dated February 22, 2007 entered into with Aquifer Opportunity Fund, L.P. and Mr. Particelli. Pursuant to the terms of the Purchase Agreement the holders of the Shares are entitled to piggyback registration rights and demand registration rights in the event Mr. Mizel is no longer a director.

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

Date: May 4, 2007

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