Form 10QSB
period 2007-06-30
PACIFICHEALTH LABORATORIES INC
filed 2007-08-09
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At August 8, 2007, there were 13,450,240 shares of common stock, par value $0.0025 per share, of the issuer outstanding.

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

PART I. FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,500,446	$2,564,038
Accounts receivable, net	1,170,724	502,234
Inventories	2,782,219	1,913,275
Prepaid expenses	172,155	144,059
Total current assets	5,625,544	5,123,606

Property and equipment, net	150,405	74,163

Deposits	10,895	10,895

Total assets	$5,786,844	$5,208,664

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$78,442	$44,327
Accounts payable and accrued expenses	986,947	960,757
Deferred revenue	332,118	244,197
Total current liabilities	1,397,507	1,249,281

Stockholders' equity:
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
13,352,346 shares at June 30, 2007 and
12,776,690 shares at December 31, 2006	33,381	31,942
Additional paid-in capital	18,648,152	17,867,945
Accumulated deficit	(14,292,196)	(13,940,504)
	4,389,337	3,959,383

Total liabilities and stockholders' equity	$5,786,844	$5,208,664

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenues:
Net product sales	$2,069,889	$1,747,206	$3,888,783	$3,322,602

Cost of goods sold	1,304,359	952,691	2,437,246	1,711,086

Gross profit	765,530	794,515	1,451,537	1,611,516

Selling, general and administrative expenses	830,663	782,430	1,679,829	1,530,763
Research and development expenses	51,793	46,233	127,163	87,484
Depreciation expense	24,519	14,858	40,331	28,952
	906,975	843,521	1,847,323	1,647,199

Net operating loss	(141,445)	(49,006)	(395,786)	(35,683)

Other income (expense):
Gain on sale of patents/technology, net of expenses of $90,795	-	-	-	3,909,205
Other income	-	-	10,000	-
Interest income	15,395	24,319	35,931	32,733
Interest expense	(1,226)	(1,487)	(1,837)	(30,136)
	14,169	22,832	44,094	3,911,802

(Loss) income before income taxes	(127,276)	(26,174)	(351,692)	3,876,119

Provision for income taxes	-	-	-	1,278,000

Net (loss) income	(127,276)	(26,174)	(351,692)	2,598,119

Less preferred dividends	-	(5,000)	-	(10,425)

Net (loss) income applicable to common stockholders	$(127,276)	$(31,174)	$(351,692)	$2,587,694

Basic (loss) income per share	$(0.01)	$0.00	$(0.03)	$0.23

Diluted (loss) income per share	$(0.01)	$0.00	$(0.03)	$0.20

Weighted average common shares - Basic	13,319,685	11,368,088	13,152,745	11,070,122

Weighted average common shares - Diluted	13,319,685	11,368,088	13,152,745	13,167,853

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$(351,692)	$2,598,119
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Depreciation	40,331	28,952
Allowance for doubtful accounts	6,000	6,000
Writedown of packaging inventory	49,135	-
Equity instrument based consulting expense	124,867	109,639
Gain on sale of patents and technology,
net of expenses of $90,795	-	(3,909,205)
Provision for income taxes	-	1,278,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(674,490)	(685,578)
(Increase) decrease in inventories	(918,079)	163,667
Increase in prepaid expenses	(28,096)	(58,570)
Increase in deposits	-	(20,472)
Increase (decrease) in accounts payable/accrued expenses	26,190	(1,040,432)
Increase (decrease) in deferred revenue	87,921	(29,835)
Net cash used in operating activities	(1,637,913)	(1,559,715)

Cash flows from investing activities:
Purchase of property and equipment	(116,573)	(52,145)
Proceeds from sale of patents and technology,
net of expenses of $90,795	-	3,909,205
Net cash (used in) provided by investing activities	(116,573)	3,857,060

Cash flows from financing activities:
Issuance of notes payable	79,305	763,443
Repayments of notes payable	(45,190)	(825,326)
Repayments of convertible notes payable	-	(500,000)
Common stock issued	450,000	-
Proceeds from common stock options/warrants exercised	206,779	869,884
Net cash provided by financing activities	690,894	308,001

Net (decrease) increase in cash	(1,063,592)	2,605,346

Cash, beginning balance	2,564,038	138,487

Cash, ending balance	$1,500,446	$2,743,833

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,837	$30,136

Schedule of non-cash financing activity:
Conversion of 90,909 shares of Series A Preferred Stock
into 909,091 shares of common stock	$-	$966,387

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

On February 22, 2006, pursuant to an Asset Purchase Agreement of the same date, the Company sold to Mott’s LLP, a division of Cadbury Schweppes Americas Beverages (“CSAB”) the patents, trademarks, web sites, and other intellectual property related to its ACCELERADE and ENDUROX sports nutrition product lines for $4,000,000 in cash and potential future royalty payments. Simultaneously, the Company entered into a License Agreement with CSAB giving it the exclusive, royalty free right to continue to sell its sports nutrition products in powder, gel and pill form. Consequently, the Company will continue to sell its current sports nutrition products in the same manner as prior to the sale of the intellectual property assets.

The Company will receive royalty payments for a finite period following the launch of a product using the purchased assets, subject to an annual limitation on the amount of the royalty. There are no minimum royalties. CSAB launched a ready-to-drink (“RTD”) product in late June 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of revenue recognition as it relates to customer returns, inventory obsolescence, allowance for doubtful accounts, and valuation allowances for deferred tax assets, and valuation of equity instruments issued under Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R").

2. Revenue Recognition

Sales are recognized when all of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured. Sales are recorded net of incentives paid to customers.

The Company has a sales agreement with a significant customer for all products sold to this customer whereby all unsold product is subject to return provisions. The Company recognizes revenue when this major customer sells through its products to its consumers. At June 30, 2007, the Company has deferred $332,118 in revenues related to this customer. At December 31, 2006, the Company had deferred $244,197 in revenues related to this customer.

3. Inventories

As of June 30, 2007 and December 31, 2006, inventories consisted of the following:

	June 30, 2007
	(Unaudited)	December 31, 2006
Raw materials	$367,839	$531,995
Work in process	-	77,771
Packaging supplies	73,172	41,378
Finished goods	2,184,435	1,165,188
Finished goods on consignment	156,773	96,943
	$2,782,219	$1,913,275

4. Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuances of stock options to employees. Utilizing the Modified Prospective method, the Company recorded charges of $64,023 and $123,357, respectively, in the three- and six- months ended June 30, 2007, representing the effect on loss from continuing operations, loss before income taxes, and net loss. The impact of the adoption of 123R was to reduce basic earnings per share by $0.00 and $0.01, respectively, in the three- and six- months ended June 30, 2007. The Company recorded charges of $49,254 and $98,880, respectively in the three- and six- months ended June 30, 2006, representing the effect on (loss) income from continuing operations, (loss) income before income taxes, and net (loss) income. The impact of the adoption of 123R was to reduce basic earnings per share by $0.00 and $0.01, respectively, in the three- and six- months ended June 30, 2006.

The Company granted 6,000 stock options to employees and directors during the three months ended June 30, 2007 with an exercise price of $2.05 per share. These options vest ratably through the second quarter of 2009. These options were determined to have a total fair value of $10,254. The Company granted 26,000 stock options to employees and directors during the six months ended June 30, 2007 with exercise prices ranging from $2.05 to $2.14 per share. These options were determined to have a total fair value of $46,054. Compensation expense recognized during the three months ended June 30, 2007 amounted to $64,023. Compensation expense recognized during the six months ended June 30, 2007 amounted to $124,867. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R. The Company granted no options to employees and directors during the three months ended June 30, 2006. The Company granted 508,000 options to employees and directors during the six months ended June 30, 2006. These options were determined to have a total fair value of $230,540. Compensation expense recognized during the three months ended June 30, 2006 amounted to $25,302. Compensation expense recognized during the six months ended June 30, 2006 amounted to $98,880. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $0.

The Company granted no stock options to consultants during the three months ended June 30, 2007. The Company granted 1,000 stock options to a consultant during the six months ended June 30, 2007 that vested upon grant with an exercise price of $2.10 per share. These options were determined to have a fair value of $1,510 that was charged to operations and added to paid-in capital in the six month period ended June 30, 2007. In addition, 1,000 options previously issued to consultants expired during the first six months of 2007. The Company granted no stock options to consultants during the three months ended June 30, 2006. The Company granted 89,000 stock options to consultants during the six months ended June 30, 2006 that vested upon grant with an exercise price of $0.20 per share. These options were determined to have a fair value of $10,759 that was charged to operations and added to paid-in capital in the six-month period ended June 30, 2006.

A summary of employee options activity under our plans as of June 30, 2007 and changes during the six-month period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2007	2,011,500	$1.12
Granted during the period	26,000	$2.12
Exercised during the period	(17,000)	$0.72
Expired during the period	(33,000)	$3.80
Outstanding, June 30, 2007	1,987,500	$1.10	2.73	$2,658,495
Exercisable, June 30, 2007	1,259,834	$1.18	1.96	$1,627,676

The market value of the Company’s common stock as of June 30, 2007 was $2.37 per share.

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested, January 1, 2007	942,000	$0.81
Granted during the period	26,000	$2.12
Vested during the period	(240,334)	$0.52
Forfeited during the period	-	$-
Nonvested, June 30, 2007	727,666	$0.95

As of June 30, 2007, the total fair value of non-vested awards amounted to $509,820. The weighted average remaining period over which such options are expected to be recognized is 1.97 years.

The fair value of each option award during the three months ended June 30, 2007 is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

June 30, 2007
Expected volatility	106-119%
Weighted-average volatility	113%
Expected dividends	0.0%
Expected term (in years)	5
Risk-free rate	3.35-4.75%

5. Income Taxes

The Company has approximately $12,398,000 in federal and $671,000 in state net operating loss carryovers generated through December 31, 2006 that can be used to offset future taxable income in calendar years 2007 through 2026. The net operating loss carryovers will expire in the year 2015 through the year 2026. As of June 30, 2007, the Company has fully reserved for these net operating loss carryovers.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted the provision of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no material effect on the Company’s results of operations or financial position.

6. Concentration

The Company’s two largest customers accounted for approximately 17% and 17%, respectively, of net sales for the three months ended June 30, 2007 and the Company’s two largest customers accounted for approximately 17% and 17%, respectively, of net sales for the three months ended June 30, 2006. The Company’s two largest customers accounted for approximately 18% and 14%, respectively, of net sales for the six months ended June 30, 2007 and the Company’s two largest customers accounted for approximately 21% and 18%, respectively, of net sales for the six months ended June 30, 2006. At June 30, 2007, amounts due from these two customers represented approximately 31% and 17%, respectively, of accounts receivable. At December 31, 2006, amounts due from these two customers represented approximately 27% and 14%, respectively, of accounts receivable.

Two suppliers accounted for approximately 70% and 25%, respectively, of total inventory purchases for the three months ended June 30, 2007 and two suppliers accounted for approximately 74% and 17%, respectively, of total inventory purchases for the three months ended June 30, 2006. Two suppliers accounted for approximately 64% and 20%, respectively, of total inventory purchases for the six months ended June 30, 2007 and two suppliers accounted for approximately 58% and 30%, respectively, of total inventory purchases for the six months ended June 30, 2006. At June 30, 2007, amounts due to these two vendors represented approximately 57% and 8%, respectively, of accounts payable and accrued expenses. At December 31, 2006, amounts due to these two vendors represented approximately 3% and 2%, respectively, of accounts payable and accrued expenses.

7. Equity Instruments

Stock Issued
During the three months ended June 30, 2007, the Company did not issue any additional shares of its common stock. During the six months ended June 30, 2007, the Company issued an additional 243,243 shares of its common stock as a result of a private sale of stock to a new director of the Company and an investment fund managed by another new director of the Company resulting in proceeds of $450,000.

Options and Warrants
During the three months ended June 30, 2007, 11,000 options and 39,510 warrants were exercised, resulting in proceeds of $27,775. During the six months ended June 30, 2007, 19,000 options and 313,413 warrants were exercised, resulting in proceeds of $206,779. Of these shares, 8,120 were issued pursuant to a cashless exercise feature.

8. Subsequent Event

Between July 1, 2007 and August 8, 2007, the Company has issued an additional 97,894 shares of its common stock as a result of the exercise of options and warrants, resulting in proceeds of $51,259. Of these shares, 21,418 were issued pursuant to a cashless exercise feature.

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

· ENDUROX EXCEL® - Introduced in March 1997.

· ENDUROX R4® Recovery Drink - Introduced in February 1999

· ACCELERADE® Sports Drink - Introduced in June 2001

· ACCEL GEL® - Introduced in February 2004

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

We will receive royalty payments for a finite period following the launch of a product using the purchased assets, subject to an annual limitation on the amount of the royalty and commencing upon the shipment of a minimum number of cases of the product. There are no minimum royalties. CSAB launched a RTD product in late June of 2007.

Cadbury is contemplating the sale of their U.S. drink lines. We believe that this will not have a material effect on our financial statements.

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

We have continued research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage and chewable tablet) and also has the potential to be added to food and increase the satiation property of the food to which it was added. Starting in the third quarter of 2003, the Company funded a number of clinical studies on an improved formulation. The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal. We have seven patents on our appetite suppressant technology with additional patents pending. We test launched a ready-to-drink beverage using this improved technology under the trade name SATIATRIM® in January 2007 and officially launched the product in June 2007.

Type II Diabetes
Our appetite suppression technology may also have potential for the treatment of Type II diabetes, the fastest growing chronic condition in the U.S., affecting an estimated 46 million people. We have instituted clinical trials to measure the effectiveness of our formulation in controlling blood glucose.

(b)    Results of Operations - Three and Six Months Ended June 30, 2007 and 2006

We recorded a net loss applicable to common stockholders of ($127,276), or ($0.01) per share (basic and diluted), for the second quarter ended June 30, 2007 compared to a net loss applicable to common stockholders of ($31,174), or $0.00 per share (basic and diluted), for the second quarter ended June 30, 2006. We recorded a net loss applicable to common stockholders of ($351,692), or ($0.03) per share (basic and diluted), for the six-month period ended June 30, 2007, compared to net income applicable to common stockholders of $2,587,694, or $0.20 per share fully diluted, for the six-month period ended June 30, 2006. The six-month period ended June 30, 2006 would have resulted in a net loss (non-GAAP measure) of ($43,511), or $0.00 per share (basic and diluted), if $2,631,205 (net of income taxes of $1,278,000) from the sale of patents and technology to CSAB were excluded from net income. See Part I, Item 2(a) above for a description of the CSAB transaction. The loss for the three- and six- month periods ended June 30, 2007 was primarily the result of two strategic decisions we made: (i) increased marketing and other expenses of $80,366 and $187,718, respectively, for the three- and six- month periods ended June 30, 2007 for the launch of SATIATRIM and (ii) lower gross margins as detailed below.

Revenues increased 18% in the quarter ended June 30, 2007 to $2,069,889 from $1,747,206 for the same period in 2006. Revenues in the six-month period ended June 30, 2007 increased 17% to $3,888,783 from $3,322,602 for the same period in 2006. Revenues increased in the three- and six- month periods ended June 30, 2007 as compared to the same periods in 2006 as a result of the implementation of an aggressive new retailer program which involves free-standing racks, increased serving sizes per canister that results in additional sales dollars per canister, and the expansion of the number of ACCELERADE and ACCEL GEL sku’s by some of our larger accounts in anticipation of the CSAB Ready-To-Drink launch. CSAB launched ACCELERADE Ready-to-Drink on June 21, 2007 so the second quarter and YTD 2007 received limited impacted from the CSAB incremental marketing expenditures. CSAB expects to spend $50 million on marketing the ACCELERADE brand that should have a positive effect on revenues in the second half of this year.

For the three months ended June 30, 2007, gross profit margin was 37.0% compared to 45.5% for the three months ended June 30, 2006. For the six months ended June 30, 2007, gross profit margin was 37.3% compared to 48.5% for the six months ended June 30, 2006. We experienced a change in our product mix. Also, in order to fully take advantage of the CSAB advertising spend, we redesigned all ACCELERADE and ACCEL GEL packaging to conform to the new CSAB ACCELERADE RTD packaging. To flush out old inventory, we aggressively discounted these products, leading to lower gross profit margins. We wrote off approximately $49,000 of non CSAB-type packaging material, which is the equivalent of 2.4% of the six-month revenues. We experienced cost of production and raw material price increases, specifically whey protein, in our finished products from 2006 to 2007. We also experienced a significant increase in freight costs coupled with our decision to provide free freight to more customers as a sales incentive. To address these issues, we have implemented our first ever price increase effective July 1, 2007. We believe this price increase should bring our margins back up to the low to mid 40% range as experienced for the year 2006. This price increase has met no resistance in the market place.

We completed our pilot product launch of SATIATRIM during the early part of the second quarter of 2007 and on June 28, 2007, commenced the official launch of the product. Based upon the results of the pilot campaign, we have developed what we expect to be an effective marketing campaign. The primary aspects of the marketing campaign will consist of a public relations effort directed at leading women’s magazines supplemented by numerous direct response campaigns including e-mail as well as a series of full-page color ads in one of the leading woman’s magazines. We are also expanding our efforts beyond the U.S. market. In August, a major direct response company will launch SATIATRIM in Great Britain. Approximately $450,000 of SATIATRIM finished goods inventory have lot expiration dates that commence in December 2007 with a final expiration date of January 11, 2008. We expect that we will be able to sell through the entire finished goods inventory prior to the expiration of those lots. However, there can be no assurances that we will be able to sell through all or any of the inventory on hand as of June 30, 2007. If such inventory is not sold as of the early part of the fourth quarter of 2007, we will be required to write down such inventory at a loss equal to the value of the recorded inventory at that time. We will monitor the effectiveness of the marketing campaign throughout the third quarter of 2007.

Selling, general, and administrative (“S, G, & A”) expenses increased to $830,663 for the three-month period ended June 30, 2007 from $782,430 for the three-month period ended June 30, 2006. S, G, & A expenses increased to $1,679,829 for the six-month period ended June 30, 2007 from $1,530,763 for the six-month period ended June 30, 2006. S, G, & A expenses increased primarily due to the investment in marketing and other expenses of $80,366 and $187,718 respectively, for the three- and six- month periods ended June 30, 2007 associated with the launch of SATIATRIM. We expect to continue to invest in the marketing of SATIATRIM. Late in the second quarter, we officially launched the product via a major public relations campaign that involves the Internet, radio, television, and print media.

Research and development (“R & D”) expenses were $51,793 for the three months ended June 30, 2007 compared to $46,233 for the three months ended June 30, 2006. R & D expenses were $127,163 for the six months ended June 30, 2007 versus $87,484 for the six months ended June 30, 2006. We anticipate R & D expenses will increase as we conduct additional clinical trials and seek out additional patents and claims for all of our products.

Interest expense was $1,226 for the three months ended June 30, 2007 compared to $1,487 for the three months ended June 30, 2006. Interest expense was $1,837 for the six months ended June 30, 2007 compared to $30,136 for the six months ended June 30, 2006. $24,634 of interest expense in 2006 was incurred in connection with our accounts receivable funding from USA Funding that was paid off upon the completion of the CSAB transaction in the first quarter of 2006.

Income tax expense was $-0- for the three months ended June 30, 2007 and June 30, 2006. Income tax expense was $-0- for the six months ended June 30, 2007 compared to $1,278,000 for the six months ended June 30, 2006. The income tax expense in the six months ended June 30, 2006 was due to the aforementioned CSAB transaction. The effective tax rate in 2006 differs from the statutory tax rate primarily due to the utilization of net operating losses to reduce taxable income.

(c)    Liquidity and Capital Resources

At June 30, 2007, our current assets exceeded our current liabilities by approximately $4,228,000 with a ratio of current assets to current liabilities of approximately 4.0 to 1. At June 30, 2007, cash on hand was $1,500,446, a decrease of $1,063,592 from December 31, 2006, primarily as the result of an increase of $674,490 in accounts receivable, an increase in inventory of $868,944, a increase in prepaid expenses of $28,096, an increase in accounts payable and accrued expenses of $26,190, an increase in notes payable of $34,115 and an increase in deferred revenue of $87,921 from December 31, 2006. Accounts receivable increased at June 30, 2007 from December 31, 2006 due to normally higher revenues in the 2nd quarter as compared to the fourth quarter of the previous year. Inventories increased in advance of both the ACCELERADE marketing initiatives and the SATIATRIM launch. Deferred revenue increased as a major customer increased its inventories in the second quarter of 2007 as compared to the fourth quarter of 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2007, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three month period ended June 30, 2007, we issued an additional 39,510 shares of our common stock as a result of the exercise of warrants which had been issued in private placements occurring in 2003, resulting in proceeds of $19,854. The offer and sale of these shares of Common Stock upon exercise of the warrants was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. No sale of the Common Stock involved the use of underwriters, and no commissions were paid in connection with the issuance or sale of the Common Stock. The shares of Common Stock have been registered under the Securities Act of 1933 for resale by the holders thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 6, 2007, the Company held its Annual Meeting of Stockholders, pursuant to information contained in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement that were mailed to stockholders on May 10, 2007.

(b) One of the matters listed in the Company’s Proxy for the meeting was the annual Election of Directors. There were six nominees for election who were elected by the shareholders to serve for a one-year term. The results of the balloting were as follows (Shares voting: 11,018,380 of 13,303,836):

Nominee	For	Against	Abstain
Robert Portman	10,709,593	-0-	308,787
Stephen P. Kuchen	10,709,593	-0-	308,787
David Portman	10,709,593	-0-	308,787
Michael Cahr	10,710,193	-0-	308,187
Adam Mizel	10,713,193	-0-	305,187
Marc Particelli	10,710,193	-0	308,187

(c) Another matter voted upon by the stockholders was the ratification of the appointment of Weiser, LLP as independent auditors for the Company for the fiscal year ending December 31, 2007. This matter was approved. The results of the balloting for this matter was as follows:

Matter	For	Against	Abstain
Appointment of auditors	10,987,322	25,975	5,083

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit(1)

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

Exhibit Number	Description of Exhibit(1)

3(i)(c)	Certificate of Designations for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on January 28, 2005)

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

4.4.4	Certificate of Designations for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on January 28, 2005)

Exhibit Number	Description of Exhibit(1)

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

Date: August 8, 2007

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