Form 10QSB
period 2007-09-30
PACIFICHEALTH LABORATORIES INC
filed 2007-11-14
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

-OR-

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes  [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act) Yes  [  ] No [X]

At November 14, 2007, there were 13,501,426 shares of common stock, par value $0.0025 per share, of the issuer outstanding.

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

PART I.   FINANCIAL INFORMATION
     ITEM 1.   FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,797,172	$2,564,038
Accounts receivable, net	1,080,213	502,234
Inventories, net	2,086,651	1,913,275
Prepaid expenses	113,097	144,059
Total current assets	5,077,133	5,123,606

Property and equipment, net	144,087	74,163

Deposits	10,895	10,895

Total assets	$5,232,115	$5,208,664

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$43,885	$44,327
Accounts payable and accrued expenses	616,942	960,757
Deferred revenue	480,508	244,197
Total current liabilities	1,141,335	1,249,281

Stockholders' equity:
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
13,486,426 shares at September 30, 2007 and
12,776,690 shares at December 31, 2006	33,716	31,942
Additional paid-in capital	18,782,165	17,867,945
Accumulated deficit	(14,725,101)	(13,940,504)
	4,090,780	3,959,383

Total liabilities and stockholders' equity	$5,232,115	$5,208,664

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues:
Net product sales	$2,134,736	$1,774,130	$6,023,519	$5,096,732

Cost of Goods Sold:
Cost of product sales	1,196,772	976,738	3,634,018	2,687,824
Write off of obsolete inventory	439,208	-	439,208	-
Total cost of goods sold	1,635,980	976,738	4,073,226	2,687,824

Gross profit	498,756	797,392	1,950,293	2,408,908

Selling, general and administrative expenses	890,049	705,564	2,569,878	2,236,327
Research and development expenses	35,327	53,916	162,490	141,400
Depreciation expense	26,777	14,329	67,108	43,281
	952,153	773,809	2,799,476	2,421,008

Net operating (loss) income	(453,397)	23,583	(849,183)	(12,100)

Other income (expense):
Gain on sale of patents/technology, net of expenses of $90,795	-	-	-	3,909,205
Interest income	16,603	31,516	52,534	64,249
Interest expense	(1,114)	(915)	(2,951)	(31,051)
Other income	5,003	-	15,003	-
	20,492	30,601	64,586	3,942,403

(Loss) income before income taxes	(432,905)	54,184	(784,597)	3,930,303

Provision for income taxes	-	-	-	1,278,000

Net (loss) income	(432,905)	54,184	(784,597)	2,652,303

Less: Preferred dividends	-	-	-	(10,425)

Net (loss) income applicable to common stockholders	$(432,905)	$54,184	$(784,597)	$2,641,878

Basic (loss) income per share	$(0.03)	$0.00	$(0.06)	$0.23

Diluted (loss) income per share	$(0.03)	$0.00	$(0.06)	$0.20

Weighted average common shares - Basic	13,446,579	12,702,460	13,251,766	11,620,214

Weighted average common shares - Diluted	13,446,579	14,328,082	13,251,766	13,389,104

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$(784,597)	$2,652,303
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Depreciation	67,108	43,281
Allowance for doubtful accounts	9,000	9,000
Writedown of packaging inventory	49,135	-
Equity instrument based compensation/consulting expense	189,958	154,875
Gain on sale of patents and technology,
net of expenses of $90,795	-	(3,909,205)
Provision for income taxes	-	1,278,000
Write-off of inventory	439,208	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(586,979)	(619,784)
(Increase) decrease in inventories	(661,719)	291,570
Decrease in prepaid expenses	30,962	17,403
(Increase) in deposits	-	(20,591)
(Decrease) in accounts payable/accrued expenses	(343,815)	(1,147,323)
Increase (decrease) in deferred revenue	236,311	(8,927)
Net cash used in operating activities	(1,355,428)	(1,259,398)

Cash flows from investing activities:
Purchase of property and equipment	(137,032)	(55,003)
Proceeds from sale of patents and technology,
net of expenses of $90,795	-	3,909,205
Net cash (used in) provided by investing activities	(137,032)	3,854,202

Cash flows from financing activities:
Issuance of notes payable	79,305	766,100
Repayments of notes payable	(79,747)	(863,119)
Repayments of convertible notes payable	-	(500,000)
Common stock issued	450,000	-
Proceeds from common stock options/warrants exercised	276,036	900,930
Net cash provided by financing activities	725,594	303,911

Net (decrease) increase in cash and cash equivalents	(766,866)	2,898,715

Cash and cash equivalents, beginning balance	2,564,038	138,487

Cash and cash equivalents, ending balance	$1,797,172	$3,037,202

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,951	$31,051

Schedule of non-cash financing activity:
Conversion of 90,909 shares of Series A Preferred Stock
into 909,091 shares of common stock	$-	$966,387

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

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

The Company has a sales agreement with a significant customer for all products sold to this customer whereby all unsold product is subject to return provisions.  The Company recognizes revenue when this major customer sells through its products to its consumers.  At September 30, 2007, the Company has deferred $480,508 in revenues related to this customer. At December 31, 2006, the Company had deferred $244,197 in revenues related to this customer.

3. Inventories

As of September 30, 2007 and December 31, 2006, inventories consisted of the following:

	Sept. 30, 2007
	(Unaudited)	December 31, 2006
Raw materials	$440,326	$531,995
Work in process	-	77,771
Packaging supplies	64,970	41,378
Finished goods	1,358,985	1,165,188
Finished goods on consignment	222,370	96,943
	$2,086,651	$1,913,275

Included above are reserves against finished goods of $817,815 and $545,648, respectively, at September 30, 2007 and December 31, 2006

4. Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuances of stock options to employees. Utilizing the Modified Prospective method, the Company recorded charges of $65,091 and $188,448, respectively, in the three- and nine- months ended September 30, 2007, representing the effect on loss from continuing operations, loss before income taxes, and net loss. The impact of the adoption of 123R was to reduce basic earnings per share by $0.00 and $0.01, respectively, in the three- and nine- months ended September 30, 2007. The Company recorded charges of $42,376 and $141,256, respectively in the three- and nine- months ended September 30, 2006, representing the effect on income from continuing operations, income before income taxes, and net income. The impact of the adoption of 123R was to reduce basic earnings per share by $0.00 and $0.01, respectively, in the three- and nine- months ended September 30, 2006.

The Company granted 35,000 stock options to employees and directors during the three months ended September 30, 2007 with exercise prices ranging from $1.90 to $1.93 per share. 20,000 of these options vest in the first quarter of 2008 and 15,000 of these options vest ratably through the third quarter of 2010. These options were determined to have a total fair value of $55,465. The Company granted 61,000 stock options to employees and directors during the nine months ended September 30, 2007 with exercise prices ranging from $1.90 to $2.14 per share. These options were determined to have a total fair value of $101,519. Compensation expense recognized during the three months ended September 30, 2007 amounted to $65,091. Compensation expense recognized during the nine months ended September 30, 2007 amounted to $188,448. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R. The Company granted no options to employees and directors during the three months ended September 30, 2006. The Company granted 508,000 options to employees and directors during the nine months ended September 30, 2006 with exercise prices ranging from $0.20 per share to $0.60 per share. 241,333 of these options vest during the first quarter of 2007; 133,333 of these options vest during the first quarter of 2008; and 133,334 of these options vest during the first quarter of 2009. These options were determined to have a total fair value of $230,540. These options were determined to have a fair value of $25,302 for the three months ended September 30, 2006 and $75,904 for the nine months ended September 30, 2006. In addition, $17,074 and $65,352 for the three- and nine-month periods ending September 30, 2006 respectively consist of options expense from options issued prior to January 1, 2006. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $83,670 and $109,280, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $6,748 and $59,248, respectively.

The Company granted no stock options to consultants during the three months ended September 30, 2007. The Company granted 1,000 stock options to a consultant during the nine months ended September 30, 2007 that vested upon grant with an exercise price of $2.10 per share. These options were determined to have a fair value of $1,510 that was charged to operations and added to paid-in capital in the nine month period ended September 30, 2007.  In addition, 22,500 options previously issued to consultants expired during the first nine months of 2007. The Company granted 2,500 stock options to consultants during the three months ended September 30, 2006 that vested upon grant with an exercise price of $1.23 per share. These options were determined to have a fair value of $2,860 that was charged to operations and added to paid-in capital in the three-month period ended September 30, 2006. The Company granted 91,500 stock options to consultants during the nine months ended September 30, 2006 that vested upon grant with exercise prices ranging from $0.20 to $1.23 per share. These options were determined to have a fair value of $13,619 that was charged to operations and added to paid-in capital in the nine-month period ended September 30, 2006.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months		Nine Months
	Ended 9/30		Ended 9/30
	2007	2006	2007	2006

Employee compensation	$65,091	$42,736	$188,448	$141,256
Consultant compensation	-	2,860	1,510	13,619
	$65,091	$45,596	$189,958	$154,875

A summary of employee options activity under our plans as of September 30, 2007 and changes during the nine-month period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2007	2,011,500	$1.12
Granted during the period	61,000	$2.00
Exercised during the period	(66,000)	$0.69
Expired during the period	(33,000)	$3.80
Outstanding, September 30, 2007	1,973,500	$1.12	2.52	$1,731,825
Exercisable, September 30, 2007	1,210,834	$1.20	1.67	$1,072,393

The market value of the Company’s common stock as of September 30, 2007 was $1.85 per share.

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested, January 1, 2007	942,000	$0.81
Granted during the period	61,000	$2.00
Vested during the period	(240,334)	$0.52
Forfeited during the period	-	$-
Non-vested, September 30, 2007	762,666	$1.00

As of September 30, 2007, the total fair value of non-vested awards amounted to $428,222. The weighted average remaining period over which such options are expected to be recognized is 2.30 years.

The fair value of each option award during the three months ended September 30, 2007 is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

Sept. 30, 2007
Expected volatility	117%
Weighted-average volatility	117%
Expected dividends	0.0%
Expected term (in years)	5
Risk-free rate	4.20%

5. Income Taxes

The Company has approximately $15,630,000 in federal and $2,728,000 in state net operating loss carryovers generated through December 31, 2006 that can be used to offset future taxable income in calendar years 2007 through 2026. The net operating loss carryovers will expire in the year 2015 through the year 2026. As of September 30, 2007, the Company has fully reserved for these net operating loss carryovers.

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

6. Concentration

The Company’s largest customer accounted for approximately 29% of net sales for the three months ended September 30, 2007 and the Company’s two largest customers accounted for approximately 20% and 19%, respectively, of net sales for the three months ended September 30, 2006. The Company’s two largest customers accounted for approximately 20% and 14%, respectively, of net sales for the nine months ended September 30, 2007 and the Company’s two largest customers accounted for approximately 20% and 19%, respectively, of net sales for the nine months ended September 30, 2006.  At September 30, 2007, amounts due from these two customers represented approximately 44% and 4%, respectively, of accounts receivable. At December 31, 2006, amounts due from these two customers represented approximately 27% and 14%, respectively, of accounts receivable. No other customers exceeded 10% of respective captions noted above.

Two suppliers accounted for approximately 63% and 37%, respectively, of total inventory purchases for the three months ended September 30, 2007 and one supplier accounted for approximately 80% of total inventory purchases for the three months ended September 30, 2006.  Two suppliers accounted for approximately 66% and 24%, respectively, of total inventory purchases for the nine months ended September 30, 2007 and two suppliers accounted for approximately 66% and 21%, respectively, of total inventory purchases for the nine months ended September 30, 2006.  At September 30, 2007, amounts due to these two vendors represented approximately 34% and 20%, respectively, of accounts payable and accrued expenses.  At December 31, 2006, amounts due to these two vendors represented approximately 3% and 2%, respectively, of accounts payable and accrued expenses. No other vendors exceeded 10% of respective captions noted above.

7. Equity Instruments

Stock Issued
During the three months ended September 30, 2007, the Company did not sell any shares of its common stock. During the nine months ended September 30, 2007, the Company sold 243,243 shares of its common stock as a result of a private sale of stock to a new director of the Company and an investment fund managed by another new director of the Company resulting in proceeds of $450,000.

Options and Warrants
During the three months ended September 30, 2007, 47,000 options and 87,080 warrants were exercised, resulting in proceeds of $69,257. Of these shares, 27,604 were issued pursuant to warrants with a cashless exercise feature. During the nine months ended September 30, 2007, 66,000 options and 400,493 warrants were exercised, resulting in proceeds of $276,036. Of these shares, 35,724 were issued pursuant to warrants with a cashless exercise feature.

8. Subsequent Event

Between October 1, 2007 and November 14, 2007, the Company has issued an additional 15,000 shares of its common stock as a result of the exercise of options, resulting in proceeds of $7,550

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

ACTIVATION OF MUSCLE GROWTH, ENERGY AND TRANSPORT PATHWAYS

Exercise Performance
Our research into factors influencing exercise performance and muscle growth and recovery has led to the development and commercialization of a new generation of sports and recovery drinks.  The key to our technology is the specific ratio in which protein is combined with carbohydrates.  We have two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery.  Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic and strength training athlete.  These include:

· ENDUROX EXCEL®  - Introduced in March 1997.

· ENDUROX R4® Recovery Drink – Introduced in February 1999

· ACCELERADE® Sports Drink – Introduced in June 2001

· ACCEL GEL®  – Introduced in February 2004

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

We have continued research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage and chewable tablet) and also has the potential to be added to food and increase the satiation property of the food to which it was added.  Starting in the third quarter of 2003, the Company funded a number of clinical studies on an improved formulation.  The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal.  We have seven patents on our appetite suppressant technology with additional patents pending.  We test launched a ready-to-drink beverage using this improved technology under the trade name SATIATRIM® in January 2007 and officially launched the product in June 2007.  Refer to Results of Operations (below) for current activity.

Type II Diabetes
Our appetite suppression technology may also have potential for the treatment of Type II diabetes, the fastest growing chronic condition in the U.S., affecting an estimated 46 million people. We have instituted clinical trials to measure the effectiveness of our formulation in controlling blood glucose.

(b)    Results of Operations – Three and Nine Months Ended September 30, 2007 and 2006

We recorded a net loss applicable to common stockholders of ($432,905), or ($0.03) per share (basic and diluted), for the third quarter ended September 30, 2007 compared to net income applicable to common stockholders of $54,184, or $0.00 per share (basic and diluted), for the third quarter ended September 30, 2006. We recorded a net loss applicable to common stockholders of ($784,597), or ($0.06) per share (basic and diluted), for the nine-month period ended September 30, 2007, compared to net income applicable to common stockholders of $2,641,878, or $0.20 per share fully diluted, for the nine-month period ended September 30, 2006. The nine-month period ended September 30, 2006 would have resulted in net income (non-GAAP measure) of $10,673, or $0.00 per share (basic and diluted), if $2,631,205 (net of income taxes of $1,278,000) from the sale of patents and technology to CSAB were excluded from net income. See Part I, Item 2(a) above for a description of the CSAB transaction.  The loss for the three- and nine- month periods ended September 30, 2007 was primarily the result of three circumstances: (i) increased marketing and other expenses of $88,449 and $276,167, respectively, for the three- and nine- month periods ended September 30, 2007 for the launch of SATIATRIM, (ii) lower gross margins as detailed below, and (iii) the write-off of $439,208 of SATIATRIM inventory as noted below. Without the inventory write-off, we would have recorded a net income of $6,303 (non-GAAP measure) for the three months ended September 30, 2007 and a net loss of $345,389 (non-GAAP measure) for the nine months ended September 30, 2007.

Revenues increased 20% in the quarter ended September 30, 2007 to $2,134,736 from $1,774,130 for the same period in 2006. Revenues in the nine-month period ended September 30, 2007 increased 18% to $6,023,519 from $5,096,732 for the same period in 2006. Revenues increased in the three- and nine- month periods ended September 30, 2007 as compared to the same periods in 2006 as a result of the implementation of a new retailer program which involves free-standing racks, the CSAB ACCELERADE Ready-to-Drink advertising and promotional launch, increased serving sizes per canister that results in additional sales dollars per canister, and the expansion of the number of ACCELERADE and ACCEL GEL products carried by some of our larger accounts. CSAB launched ACCELERADE Ready-to-Drink on June 21, 2007.

For the three months ended September 30, 2007, gross profit margin on product sales was 43.9% compared to 44.9% for the three months ended September 30, 2006. For the nine months ended September 30, 2007, gross profit margin on product sales was 39.7% compared to 47.3% for the nine months ended September 30, 2006. We experienced a change in our product mix. Also, in order to fully take advantage of the CSAB advertising spend, we redesigned all ACCELERADE and ACCEL GEL packaging to conform to the new CSAB ACCELERADE RTD packaging. To flush out old inventory, we aggressively discounted these products, leading to lower gross profit margins. We wrote off approximately $49,000 of non CSAB-type packaging material, which is the equivalent of 0.8% of the nine-month revenues.  We experienced cost of production and raw material price increases, specifically whey protein, in our finished products from 2006 to 2007. We also experienced a significant increase in freight costs coupled with our decision to provide free freight to more customers as a sales incentive. To address these issues, we implemented our first ever price increase effective July 1, 2007.  This price increase met no resistance in the market place.

During the quarter ended September 30, 2007, we reserved $439,208 of SATIATRIM inventory that has expiration dates between December 2007 and January 2008. This was done in accordance with generally accepted accounting principles. We intend to use this inventory as sample product during its remaining useful life which management believes will assist in its promotional efforts. Our marketing efforts to date did not result in sufficient sales to be able to project that we would be able to sell through this inventory before it expires. We will continue to market and sell this product through a public relations effort directed at leading women’s magazines supplemented by numerous direct response campaigns including e-mail. We will also continue our efforts to expand beyond the U.S. market.

Selling, general, and administrative (“S, G, & A”) expenses increased to $890,049 for the three-month period ended September 30, 2007 from $705,564 for the three-month period ended September 30, 2006. S, G, & A expenses increased to $2,569,878 for the nine-month period ended September 30, 2007 from $2,236,327 for the nine-month period ended September 30, 2006. S, G, & A expenses increased primarily due to the investment in marketing and other expenses of $88,449 and $276,167 respectively, for the three- and nine- month periods ended September 30, 2007 associated with the launch of SATIATRIM. We expect to continue to invest in the marketing of SATIATRIM. Late in the second quarter, we officially launched the product via a major public relations campaign that involves the Internet, radio, television, and print media.

Research and development (“R & D”) expenses were $35,327 for the three months ended September 30, 2007 compared to $53,916 for the three months ended September 30, 2006. R & D expenses were $162,490 for the nine months ended September 30, 2007 versus $141,400 for the nine months ended September 30, 2006. We anticipate R & D expenses will increase as we conduct additional clinical trials and seek out additional patents and claims for all of our products.

Interest expense was $1,114 for the three months ended September 30, 2007 compared to $915 for the three months ended September 30, 2006. Interest expense was $2,951 for the nine months ended September 30, 2007 compared to $31,051 for the nine months ended September 30, 2006. There was $24,634 of interest expense in 2006 incurred in connection with our accounts receivable funding from USA Funding that was paid off upon the completion of the CSAB transaction in the first quarter of 2006.

Income tax expense was $-0- for the three months ended September 30, 2007 and September 30, 2006. Income tax expense was $-0- for the nine months ended September 30, 2007 compared to $1,278,000 for the nine months ended September 30, 2006.  The income tax expense in the nine months ended September 30, 2006 was due to the aforementioned CSAB transaction. The effective tax rate in 2006 differs from the statutory tax rate primarily due to the utilization of net operating losses to reduce taxable income.

(c)    Liquidity and Capital Resources

At September 30, 2007, our current assets exceeded our current liabilities by approximately $3,936,000 with a ratio of current assets to current liabilities of approximately 4.4 to 1. At September 30, 2007, cash on hand was $1,797,172, a decrease of $766,866 from December 31, 2006, primarily as the result of an increase of $577,979 in accounts receivable, an increase in inventory of $173,376, a decrease in prepaid expenses of $30,962, an decrease in accounts payable and accrued expenses of $343,815, an decrease in notes payable of $442 and an increase in deferred revenue of $236,311 from December 31, 2006. Accounts receivable increased at September 30, 2007 from December 31, 2006 due to normally higher revenues in the third quarter as compared to the fourth quarter of the previous year. Inventory also increased due to higher sales volumes. Deferred revenue increased as a major customer took on additional products and increased its inventories in the third quarter of 2007 as compared to the fourth quarter of 2006. In addition, we issued common stock in connection with sales of common stock and exercises of options and warrants resulting in proceeds of $726,036 during the nine months ended September 30, 2007.

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

ITEM 3.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2007, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three-month period ended September 30, 2007, we issued an additional 87,080 shares of our common stock as a result of the exercise of warrants which had been issued in private placements occurring in 2003, resulting in proceeds of $37,619.  Of these shares, 27,604 were issued pursuant to a cashless exercise feature. The offer and sale of these shares of Common Stock upon exercise of the warrants was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.  No sale of the Common Stock involved the use of underwriters, and no commissions were paid in connection with the issuance or sale of the Common Stock.  The shares of Common Stock have been registered under the Securities Act of 1933 for resale by the holders thereof.

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

Exhibit Number	Description of Exhibit(1)

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

Exhibit Number	Description of Exhibit(1)

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

Date: November 14, 2007

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