Form 10KSB
period 2007-12-31
PACIFICHEALTH LABORATORIES INC
filed 2008-03-07
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

The issuer’s revenues for its most recent fiscal year were $7,427,857.

As of March 5, 2008, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $4,848,154.

As of March 5, 2008, the issuer had 13,501,426 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PACIFICHEALTH LABORATORIES, INC.
FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

Note Concerning Forward Looking Information		3

PART I

ITEM 1.	BUSINESS.	4
ITEM 2.	DESCRIPTION OF PROPERTY	10
ITEM 3.	LEGAL PROCEEDINGS	10
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL
	BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	10
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11
ITEM 7.	FINANCIAL STATEMENTS	15
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	15
ITEM 8A(T)	CONTROLS AND PROCEDURES	15
ITEM 8B.	OTHER INFORMATION	16

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
	GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	16
ITEM 10.	EXECUTIVE COMPENSATION	19
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
	RELATED STOCKHOLDER MATTERS	24
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
	INDEPENDENCE	27
ITEM 13.	EXHIBITS	28
ITEM 14.	PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES	28

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

·	The development of new products and the expansion of the market for our current products;
·	Implementing aspects of our business plans;
·	Financing goals and plans;
·	Our existing cash and whether and how long these funds will be sufficient to fund our operations; and
·	Our raising of additional capital through future equity financings.

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

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control.  Cautionary language in this Report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 – Business and Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I

ITEM 1.                      BUSINESS.

1(a)         Business Development

PacificHealth Laboratories (hereinafter referred to as “the Company”, “us”, or “we”) is a nutrition technology company that was incorporated in the state of Delaware in April 1995.  Our mission is to conceive, develop and commercialize specific and scientifically validated nutrition tools in the areas of fitness development and weight regulation to improve our consumer’s performance in life. Our products are substantiated by clinical trials conducted at leading university research centers. Our principal areas of focus include sports performance, weight loss, and management of Type II diabetes. Our products can be marketed without prior Food and Drug Administration (“FDA”) approval under current regulatory guidelines. We commercialize our technologies using multiple strategies including licensing and/or direct sales via targeted consumer channels.  As detailed in Item 1(b) below, on February 22, 2006, we sold to Mott’s LLP the patents, trademarks, web sites and other intellectual property related to our ACCELERADE® and ENDUROX® sports nutrition product lines, and we entered into a license agreement with Mott’s that gives us the exclusive, royalty-free right to continue to sell these products in powder, gel and pill form.

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

Activation of Muscle Growth, Energy, and Transport Pathways

Exercise Performance
Our research into factors influencing exercise performance and muscle growth and recovery has led to the development and commercialization of a new generation of sports/recovery drinks and supplements.  The key to our drink technology is the specific ratio in which protein is combined with carbohydrate.  We have two patents on this technology.   Over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery.  Based on this research, we have commercialized a number of products including:

·	ENDUROX EXCEL® - Introduced in March 1997

·	ENDUROX R4® Recovery Drink – Introduced in February 1999

·	ACCELERADE® Sports Drink – Introduced in May 2001

·	ACCEL GEL® Energy Gel – Introduced in February 2004

On February 22, 2006, pursuant to an Asset Purchase Agreement of the same date, we sold to Mott’s LLP (“Mott’s”), a division of Cadbury Schweppes Americas Beverages (“CSAB”), the patents, trademarks, web sites, and other intellectual property related to the our ACCELERADE and ENDUROX sports nutrition product lines for $4,000,000 in cash and potential future royalty payments.  Simultaneously, we entered into a License Agreement with Mott’s giving us the exclusive, royalty-free right to continue to sell our sports nutrition products in powder, gel and pill form.  Consequently, we will continue to sell our current sports nutrition products in the same manner as prior to the sale of the intellectual property assets.

We will receive royalty payments from Mott’s for a finite period, subject to an annual limitation on the amount of the royalty.  There are no annual minimum royalties. Mott’s launched ACCELERADE Ready To Drink (“RTD”) in the second quarter of 2007. Going forward, we believe Mott’s intends to focus ACCELERADE RTD exclusively on targeted channels and classes of trade and accounts where they expect the product to be financially viable.

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

Oral Rehydration
Another scientific byproduct of our research on the effects of protein has been the identification of nutritional formulas that can enhance sodium transport. Such products would have widespread medical application in treating dehydration commonly associated with vomiting and diarrhea. We will continue our studies and may file patents for this indication in 2008.

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

All of our existing and proposed products are expected to be manufactured in the United States by third parties.  See item 1(b)(i) below.

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

To support our marketing efforts, we may use a variety of marketing methods including advertising in trade and consumer sports and health food magazines that are intended to reach our targeted consumer. In addition, we may attend trade shows and exhibitions, sponsor promotional programs/events and in-store promotions, and engage in public relations efforts that has resulted and may continue to result in articles in numerous sports, health, fitness, trade and natural product publications, newspaper coverage, radio, and television spots.

In the years ended December 31, 2007 and December 31, 2006, our expenditures for product advertising and promotion were approximately $159,000 and $105,000, respectively. Advertising expenditures increased in 2007 due to the launch of SATIATRIM, our natural appetite suppressant product.

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

1(b)(vi)  Dependence on Major Customers

GNC and Performance, Inc. accounted for approximately 21% and 15%, respectively, of net sales in 2007 and 43% and 19%, respectively, of net accounts receivable at December 31, 2007. Deferred revenue for consigned inventory at GNC was $559,876 as of December 31, 2007. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

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

1(b)(x)  Expenditures for Research and Development

Our research and development expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were approximately as follows: 2007 - $211,000; 2006 - $196,000. We anticipate R & D expenses will increase as we conduct additional clinical trials to seek out additional patents and claims for our products.

1(b)(xi)  Compliance with Environmental Laws

Except as described above under Item 1(b)(viii) and (ix), we are not aware of any administrative or other costs that we may incur which are directly related to compliance with environmental laws, and we have not experienced any other significant effect from the impact of environmental laws.

1(b)(xii)  Employees

At the present time, we have fourteen (14) full time employees and one (1) part time employee. Of these, three employees are executive, seven are in sales and marketing, and five are in accounting, operations and administration. We employ a number of consultants who devote limited portions of their time to our business. None of our employees are represented by a union, and we believe that our employee relations are good.

ITEM 2.                      DESCRIPTION OF PROPERTY

We have a lease agreement for office space in Matawan, NJ for the rental of 5,500 square feet expiring June 2012. Rent including utilities will be $140,250 annually for the first 36 months; $145,750 annually for the next 12 months; and $151,250 annually for the last 12 months.

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

  ITEM 3.                    LEGAL PROCEEDINGS

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

5(a)         Market Information.

Our common stock is currently traded on the over-the-counter market on the OTC Bulletin Board, under the symbol "PHLI".

The following table sets forth the high and low sales prices of our common stock since January 1, 2006, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

Year ended December 31, 2007	High Low

First Quarter	$2.35 $1.08
Second Quarter	$2.65 $1.65
Third Quarter	$3.38 $1.55
Fourth Quarter	$1.80 $0.55

Year ended December 31, 2006	High Low

First Quarter	$1.24 $0.17
Second Quarter	$2.75 $0.84
Third Quarter	$2.08 $1.02
Fourth Quarter	$1.49 $0.99

On March 5, 2008, the closing price of our common stock as reported by the OTC Bulletin Board was $0.48 per share.

5(b)         Holders

As of March 5, 2008, there were approximately 102 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our stock as many beneficial holders have their stock in “street name”.

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

Company Repurchases

We did not repurchase any shares of our common stock in the fourth quarter of 2007.

ITEM 6.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

6(a)         Introduction

We were incorporated in April 1995 to discover, develop and commercialize nutritional products that are patentable and substantiated by well-controlled clinical trials conducted at leading university research centers.  Our principal areas of focus include sports performance, weight loss, and management of Type II diabetes.  We introduced our first product, ENDUROX, in March 1996.  We extended our exercise performance products with the introduction of ENDUROX R4 Recovery Drink in February 1999, ACCELERADE Sports Drink in May 2001, and ACCEL GEL in February 2004.  These products are based on our patented technology that involves the combination of carbohydrate and protein in a specific ratio.  A number of studies, both funded by our company and also conducted independently, demonstrate that this technology can extend endurance, decrease post-exercise muscle damage, speed recovery and improve rehydration.

In April 2000, we introduced our first product for weight loss that was based upon a novel mode of action – the stimulation of one of the body’s principal satiety peptides, cholecystokinin (CCK).  This technology was launched under the brand name SATIETROL.  In June 2001, we licensed this product to GSK and discontinued promotion of our brand.  In September 2002, the license was returned to us and we initiated a program to improve both the efficacy and form versatility of the technology.  We launched a new ready-to-drink beverage based on this enhanced technology under the brand name SATIATRIM in January 2007.

In February 2006, we entered into an asset sale with Mott’s, LLC, a division of Cadbury Schweppes, (see Item 1(b)).  As part of the agreement, we will continue to sell the powder, gel and pill forms of ACCELERADE, ENDUROX R4 and ACCEL GEL, both in the United States and in those countries where we are presently doing business.

6(b)         Results of Operations - Years Ended December 31, 2007 and 2006

We recorded a net loss applicable to common stockholders of ($1,276,059), or ($0.10) per share basic and diluted, for the year ended December 31, 2007, compared to generating a net income applicable to common stockholders of $2,258,577, or $0.17 per diluted share, for the year ended December 31, 2006. The year ended December 31, 2006 would have resulted in a net loss (non-GAAP measure) of ($372,628), or ($0.03) per share (basic and diluted), if $2,631,205 (net of income taxes of $1,278,000) from the sale of patents and technology to CSAB were excluded from net income. See Part I, Item 1(b) above for a description of the CSAB transaction.  The loss for the year ended December 31, 2007 was primarily the result of three circumstances: (i) increased marketing and other expenses of $514,901 for the launch of SATIATRIM, (ii) lower gross margins as detailed below, and (iii) the write-off of $439,208 of SATIATRIM inventory as noted below. Without the inventory write-off, we would have recorded a net loss of ($836,851) (non-GAAP measure) for the year ended December 31, 2007.

Revenues increased 20% in the year ended December 31, 2007 to $7,427,857 from $6,209,846 for the year ended December 31, 2006. Approximately 15% of this increase represented volume increase and approximately 5% represented price increases that took effect on July 1, 2007. Revenues increased for the year ended December 31, 2007 as compared to the year ended December 31, 2006 as a result of the implementation of a new retailer program which involved free-standing racks, the CSAB ACCELERADE Ready-to-Drink advertising and promotional launch, increased serving sizes per canister that resulted in additional sales dollars per canister, and the expansion of the number of ACCELERADE and ACCEL GEL products carried by some of our larger accounts. CSAB launched ACCELERADE Ready-to-Drink on June 21, 2007.

For the year ended December 31, 2007, gross profit margin was 34.2% compared to 44.0% for the year ended December 31, 2006. For the year ended December 31, 2007, gross profit margin on product sales (non-GAAP measure, see SATIATRIM write off below) was 40.1% compared to 44.0% for the year ended December 31, 2006. We experienced a change in our product mix and, in order to fully take advantage of the CSAB advertising spend, we redesigned all ACCELERADE and ACCEL GEL packaging to conform to the new CSAB ACCELERADE RTD packaging. To flush out old inventory, we aggressively discounted these products in early 2007, leading to lower gross profit margins. We wrote off approximately $49,000 of non CSAB-type packaging material, which is the equivalent of 0.7% of 2007 revenues.  We experienced cost of production and raw material price increases, specifically whey protein, in our finished products from 2006 to 2007. We also experienced a significant increase in freight costs coupled with our decision to provide free freight to more customers as a sales incentive. To address these issues, we implemented our first ever price increase effective July 1, 2007.  This price increase met no resistance in the market place.

During the quarter ended September 30, 2007, we wrote off $439,208 of SATIATRIM inventory that had expiration dates between December 2007 and January 2008. We used this inventory as sample product during its remaining useful life which management believes will assist in its promotional efforts. Our marketing efforts to date did not result in sufficient sales to be able to project that we would be able to sell through this inventory before it expires.

Selling, general, and administrative (“S, G, & A”) expenses increased to $3,595,960 for the year ended December 31, 2007 from $2,917,450 for the year ended December 31, 2006. S, G, & A expenses increased primarily due to the investment in marketing and other expenses of $514,901 associated with the launch of SATIATRIM. Late in the second quarter, we officially launched the product via a major public relations campaign that involved the Internet, radio, television, and print media.

Research and development expenses were $211,078 for the year ended December 31, 2007 compared to $196,020 for the year ended December 31, 2006.  We anticipate R & D expenses will increase as we conduct additional clinical trials and seek out additional patents and claims for all of our products.

Depreciation expense was $96,374 for the year ended December 31, 2007 compared to $50,905 for the year ended December 31, 2006. Depreciation expense increased due to the purchase of free-standing racks implemented as a result of a new retailer program. We anticipate depreciation expense will increase as we continue to expand this successful retailer program in 2008.

Interest expense was $3,496 for the year ended December 31, 2007 compared to $31,416 for the year ended December 31, 2006. There was $24,634 of interest expense in 2006 incurred in connection with our accounts receivable funding from USA Funding that was paid off upon the completion of the CSAB transaction in the first quarter of 2006.

6(c)         Liquidity and Capital Resources

Our cash and liquidity position significantly improved with the sale on February 22, 2006 of our sports drink patents and trademarks to Mott’s for $4,000,000 cash plus future potential royalties.  We used a portion of the cash proceeds of this transaction to repay $277,067 owed under our accounts receivable facility, to repay the $500,000 interest-bearing convertible note held by Hormel Health Labs, LLC, and approximately $611,981 owed to our exclusive contract manufacturer (an affiliate of Hormel).  Prior to this transaction, we had experienced significant liquidity problems. As part of our growth plan, we hired two new executives focused primarily on innovation in the areas of sports nutrition and weight loss products. The compensation associated with these individuals will increase our overall S, G & A for 2008. In addition, we plan to increase our discretionary marketing expenses during the same time frame. Although these additional cash outlays will have a direct impact upon our statement of operations, management believes that the effects of the price increases and estimated future sales will partially offset the above-noted cash outlays. In consideration of the above, management believes it has sufficient liquidity to meet its obligations as they come due. There can be no assurance that we will not experience cash and liquidity problems again in the future.

At December 31, 2007, our current assets exceeded our current liabilities by approximately $3,496,000 with a ratio of current assets to current liabilities of approximately 4.3 to 1. At December 31, 2006, our current assets exceeded our current liabilities by approximately $3,874,000 with a ratio of current assets to current liabilities of approximately 4.1 to 1. At December 31, 2007, cash on hand was $1,712,713, a decrease of $851,325 from December 31, 2006, primarily as the result of an increase of $207,389 in accounts receivable, an increase in inventory of $97,171, a decrease in prepaid expenses of $32,387, a decrease in accounts payable and accrued expenses of $488,282, net repayments of notes payable of $28,122 and an increase in deferred revenue of $315,679 from December 31, 2006. Accounts receivable increased at December 31, 2007 from December 31, 2006 due to higher revenues in the fourth quarter of 2007 as compared to the fourth quarter of 2006.  Deferred revenue increased as a major customer took on additional products and increased its inventories in 2007. In addition, we issued common stock in connection with sales of common stock and exercises of options and warrants resulting in proceeds of $733,586 during 2007.

In 2007, capital expenditures amounted to $207,218 consisting mostly of permanent point of display racks for our retail customer base. We have no material commitments for capital expenditures.

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

6(e)         Seasonality

Sports nutrition products tend to be seasonal, especially in the colder climates. Lower sales are typically realized during the first and fourth quarters and higher sales are typically realized during the second and third fiscal quarters. We also plan our advertising and promotional campaigns for the ENDUROX R4 and ACCELERADE products around these seasonal demands. Weight loss products also have seasonality with greater sales seen in the first and second quarters as a result of consumers’ New Year’s resolutions and desire to “get into shape” for the summer. Similarly, we planned advertising and promotional expenditures for SATIATRIM to take advantage of this seasonality.  We believe that the impact of new product introductions and marketing promotions associated with the introduction of new products will have a far greater impact on our operations than industry and product seasonality.

6(f)          Impact of Recently Issued Financial Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not expect SFAS 157 to have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”  (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Amendment of Topic14, Shared-Based Payment” (“SAB 110”).  SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R (revised 2004).  We do not expect SAB 110 to have a material impact on its results of operations or financial condition.

6(g)         Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

6(h)         Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note A to our financial statements.  The more significant accounting policies involving estimates are described below.

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

Among such estimates made by management in the preparation of our financial statements are the determinations of the allowance for doubtful accounts, inventory valuation, and revenue recognition as it relates to customer returns. The allowance for doubtful accounts is determined by assessing the realizability of accounts receivable by taking into consideration the value of past due accounts and collectability based on credit worthiness of such customers. We assess the realizability of inventories by reviewing inventory to determine the value of items that are slow moving, lack marketability, and by analysis of the shelf life of products. Estimates are made for sales returns based on historical experience with actual returns. Certain of our products are subject to minimum sales thresholds by a significant retail customer. These sales thresholds are based on quantities sold- through at the retail level. We record revenue with respect to these products at the time the goods are sold-through to the end user as reported to us by the customer. We analyze retail sell-through data provided by the customer and our expectations of future customer sell-through trends. Based upon this information, we determine if any reserves for returns are necessary. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

ITEM 7.                      FINANCIAL STATEMENTS

Financial information required in response to this Item of Form 10-KSB is set forth at pages F-1 through F-15 of this Report.

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T)               CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the company’s management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

(b)           Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B                    OTHER INFORMATION

None.

PART III

ITEM 9.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

9(a)         Directors and Executive Officers
Our directors and executive officers as of the date of this Report are as follows:

Name	Position

Robert Portman, Ph.D.	Chairman of the Board of Directors, Chief Executive Officer, and Chief Scientific Officer
Jason Ash	President, Chief Operating Officer, and Director

Stephen P. Kuchen	Chief Financial Officer, Treasurer, Secretary, and Director
David Portman	Director
Michael Cahr	Director [1,2]
Adam Mizel	Director [1,2]
Marc Particelli	Director [2]

      1 Member of Audit Committee
      2 Member of Compensation Committee

MANAGEMENT AND DIRECTORS

DR. ROBERT PORTMAN, age 63, currently serves as our Chief Executive Officer, Chief Scientific Officer, and Chairman of the Board of Directors. He has served as Chief Executive Officer since June 2005 and Chairman of the Board of Directors and Chief Scientific Officer since September 2004. He served as President from June 2005 through the end of calendar year 2007. From our inception to September 2004, Dr. Portman served as our President, Chief Executive Officer, and Chairman of the Board of Directors. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising with billings in excess of $100 million. Dr. Portman is coauthor of two books, Nutrient Timing and The Performance Zone. He has authored hundreds of articles on the role of nutrition in improving sports performance. He is a frequent guest on TV and radio and has been a keynote speaker at national coaches meetings on how nutritional intervention during and after exercise can improve athletic performance and speed muscle recovery. As Chief Scientific Officer of PacificHealth Laboratories, he holds 12 patents for nutritional inventions to improve sports performance as well as to control appetite and help in the management of Type II diabetes.

JASON ASH, age 33, has served as President, Chief Operating Officer, and a Director since January 2008. Prior to joining the company, Mr. Ash worked internationally for Cadbury Schweppes in broad commercial management and consumer marketing, most recently as General Manager and Vice President of Cadbury Schweppes Americas Beverages (“CSAB”) Sports, Energy & Water Category Unit. Mr. Ash has served in various positions at Cadbury Schweppes both in the USA and Europe since 2002. During his tenure, Mr. Ash was responsible for the strategic development and commercialization of the growing Sports Energy and Water pipeline of CSAB in North America as well as a number of key business-changing roles in the UK, Turkey and Middle East. In addition to his considerable experience at Cadbury Schweppes, Mr. Ash has also held Marketing and Finance positions at Masterfoods and Unilever and his work has been nominated for a number of marketing industry awards.

STEPHEN P. KUCHEN, age 47, has served as our Chief Financial Officer, Treasurer, Secretary and a Director, since September 2004. From September 2004 through the end of 2007, Mr. Kuchen also served as our Chief Operating Officer. From June 2000 through September 2004, Mr. Kuchen served as our Vice President - Finance, Chief Financial Officer, Treasurer, Assistant Secretary and a Director. Mr. Kuchen initially joined us in February of 2000 as Controller. Prior to joining us, Mr. Kuchen was employed from 1996 to 1999 as the Controller of Able Laboratories, a public company located in South Plainfield, New Jersey that manufactures and sells generic pharmaceuticals. Prior to his employment by Able Laboratories, Mr. Kuchen was the Controller of Jerhel Plastics, a privately owned manufacturer of women's compact cases from 1993 to 1996. Mr. Kuchen is a graduate of Seton Hall University in South Orange, NJ, and is a Certified Management Accountant.

DAVID I. PORTMAN, age 67, has served as a Director from our inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. Currently, Mr. Portman is President of TRIAD Development, a real estate Company that has numerous commercial and rental properties in New Jersey.

MICHAEL CAHR, age 68, was appointed to the Board of Directors in April 2002. Since September 2004, Mr. Cahr has been a General Partner at Focus Equity Partners, a private equity investment and management firm that acquires middle market companies and assists them in reaching their performance potential.  Prior to Focus, he was President of Saxony Consultants, a company that provides financial and marketing expertise to organizations in the United States and abroad. From February 2000 to March 2002, Mr. Cahr served as President and Chief Executive Officer of Ikadega, Inc., a Northbrook, Illinois server technology company developing products and services for the healthcare, data storage and hospitality fields. Mr. Cahr was Chairman of Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical information from September 1997 through March 1999 and President, CEO and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology, healthcare services, biotech and medical services from October 1987 to June 1994.

ADAM MIZEL, age 38, was appointed to the Board of Directors in February 2007. Since September 2005, Mr. Mizel has been the Managing Principal of the General Partner of the Aquifer Opportunity Fund, L.P., an investment fund that takes a private equity approach to investing in small capitalization public companies.  Mr. Mizel previously was Managing Director and Chief Operating Officer of Azimuth Trust, LLC., an alternative asset management firm from 2001 until 2005.  Earlier, Mr. Mizel was a partner at Capital Z Partners, L.P., a private equity and alternative investment firm, and Managing Director at Zurich Centre Investments, Inc., the North American private equity unit of Zurich Financial Services Group.  Mr. Mizel began his investment career at Morgan Stanley Capital Partners in 1991.

MARC PARTICELLI, age 62, was appointed to the Board of Directors in February 2007. Since July 2006, Mr. Particelli has been Chairman of the Board of Coactive Marketing Group (NASDAQ: CMKG), an integrated marketing communications agency. Mr. Particelli served as interim President and Chief Executive Officer of Coactive from July 2006 through October 2006. From August 2005 until March 2006, Mr. Particelli was the Chief Executive Officer of TSM Corporation, a telecommunications company serving the Hispanic market. Mr. Particelli was Chairman of the Board, President and Chief Executive Officer of Modem Media, an interactive marketing services firm, from January 1991 until its acquisition by Digitas Inc. in October 2004. Earlier, Mr. Particelli was a partner at Oak Hill Capital Management, a private equity investment firm, and managing director at Odyssey Partners L.P., a hedge fund. Prior to entering the private equity business, Mr. Particelli spent 20 years with Booz Allen where he helped create the Marketing Industries Practice and led its expansion across Europe, Asia and South America. Mr. Particelli also currently serves as a director of, and investor in, several private companies and as an advisor to several private equity firms.

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

CORPORATE GOVERNANCE

9(e)         Audit Committee
                The Board of Directors has established a separately designated, standing Audit Committee that performs the role described in section 3(a)(58)(A) of the Exchange Act.  During the fiscal year ended December 31, 2007, the Audit Committee consisted of Michael Cahr and Adam Mizel.  Messrs. Cahr and Mizel met the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act.

9(f)         Audit Committee Financial Expert

Michael Cahr, a member of the Audit Committee of our Board of Directors, is the Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-B.  Mr. Cahr is “independent” as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

9(g)        Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Exchange Act requires that our directors and executive officers, and any persons who own more than ten percent of our common stock, file with the Securities and Exchange Commission, or SEC, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors, executive officers and beneficial owners during the fiscal year ended December 31, 2007 were filed on a timely basis.

9(i)         Code of Ethics

Our Board of Directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-B.

Our code of ethics is posted on our Internet website at www.pacifichealthlabs.com.  We will provide our code of ethics in print without charge to any stockholder who makes a written request to:  Corporate Secretary, PacificHealth Laboratories, Inc., 100 Matawan Road, Suite 420, Matawan, NJ  07747.  Any waivers of the application and any amendments to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions must be made by our Board of Directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.pacifichealthlabs.com.

ITEM 10.                   EXECUTIVE COMPENSATION

The table below sets forth information concerning compensation paid to Dr. Robert Portman and Stephen Kuchen in 2007 and 2006. None of our executive officers other than Dr. Portman and Mr. Kuchen received compensation of $100,000 or more in fiscal 2007 and 2006.  As set forth below, our compensation program for our named executive officers consists of base salary and discretionary option awards.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Portman, Chairman of the Board, Chief Executive Officer, President and Chief Scientific Officer	2007 2006	$295,000 (1) $275,000 (1)	__ __	__ __	$134,484 (2) $103,282 (2)	__ __	__ __	$11,700 (3) $0 (4)	$441,184 $378,282

Stephen P. Kuchen, Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and Director	2007 2006	$150,000 (5) $137,500 (5)	$4,000 $2,000	__ __	$43,528 (2) $32,451 (2)	__ __	__ __	$0 (4) $0 (4)	$197,528 $171,951

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

(2) The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) of awards of stock options and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in Note A[10] of our audited financial statements for the fiscal year ended December 31, 2007 included in Part II – Item 7,  Financial Statements of this Annual Report on Form 10-KSB and in Note A[10] of our audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB filed with the SEC on March 13, 2007.

(3) Consists of an auto allowance.

(4) Perquisites and other personal benefits in the aggregate were less than $10,000.

(5) Effective as of January 1, 2008, Mr. Kuchen’s base salary was increased to $154,500.

Employment Agreements

The annual base salary reflected in the Summary Compensation Table for Dr. Portman is fixed in his employment agreement, which is described below. We do not have a written or unwritten employment agreement with Mr. Kuchen.  His annual base salary is determined by our Compensation Committee and is adjusted periodically.

During 2006, we employed Dr. Portman under an extension of his employment agreement.  This agreement provided that Dr. Portman was entitled to receive salary compensation of $275,000 per year, but that he would receive $225,000 as an annual base salary until our financial condition significantly improved.  When our financial condition improved, he would receive the accrued difference of $50,000.   Following the closing of our sale of intellectual property assets to Mott’s in February 2006, Dr. Portman received $50,000 pursuant to this provision of the extension employment agreement. In addition, the extension employment agreement provided that Dr. Portman was entitled to an annual bonus not to exceed 100% of his base salary.  Dr. Portman’s eligibility for, and the amount of, this bonus, was to be based upon attainment of milestones by the company and/or Dr. Portman.   No milestones for this bonus were established during 2007, and no bonus was paid in 2007.

    Under the extension employment agreement, Dr. Portman received options to purchase up to 450,000 shares of our common stock not issued pursuant to any of our Stock Option Plans but will be similar to those of our 2000 Incentive Stock Option Plan. The exercise price of the options was set at $0.65 per share, which was the prevailing market price of our common stock at September 1, 2004.  One-third of the options vested on September 1, 2004, one-third on September 1, 2005, and the remaining one-third on September 1, 2006.

Under the extension employment agreement, Dr. Portman was also entitled to payments upon his termination or upon a change-in-control of the company as described below under the heading “Post-Termination or Change-In-Control Payments.”  The term of the extension employment agreement terminated on December 31, 2006.

                    On December 13, 2006, our Compensation Committee recommended, and our full Board of Directors approved, the terms of a new employment agreement with Dr. Portman, effective January 1, 2007.  Under the new employment agreement, Dr. Portman receives a salary of $295,000 per year, as well as a car allowance in the amount of $975 per month.  In addition, Dr. Portman will be entitled to an annual bonus not to exceed 100% of his base salary.  Dr. Portman’s eligibility for, and the amount of, this bonus will be based upon attainment of milestones by the company and/or Dr. Portman.  The milestones will be agreed upon by Dr. Portman and our Compensation Committee.  No milestones have been determined at this time.  The term of Dr. Portman’s employment agreement will terminate on December 31, 2008, unless terminated earlier by either Dr. Portman or the company.  Dr. Portman has the right to terminate the employment agreement without cause on thirty days’ prior written notice, or with cause.  The company also has the right to terminate Dr. Portman’s employment agreement with or without cause. In addition, if Dr. Portman’s employment is terminated by us without cause, or by Dr. Portman for cause, any stock options granted to Dr. Portman, to the extent not already vested, will vest.  Under the new employment agreement, Dr. Portman also will be entitled to payments upon his termination or upon a change-in-control of the company as described below under the heading “Post-Termination or Change-In-Control Payments.”

We entered into an employment agreement with Mr. Ash with an initial term beginning January 3, 2008 and ending December 31, 2009.  The agreement automatically extends for a one-year period unless either party gives the other party at least 120 days written notice prior to the end of the initial term.  Thereafter, the agreement will automatically extend for successive additional periods of one year unless either party gives the other party at least 90 days written notice prior to the end of the then current term.  Notice by either party of a change in base salary, benefits or termination provisions of the agreement will be deemed a notice of non-renewal.  In the event notice of non-renewal is given, but Mr. Ash continues to be employed by us following the expiration of a term, Mr. Ash’s base salary and benefits will continue to be governed by the terms of the agreement, and either party may terminate the agreement on not less than 90 days written notice to the other party.

Under his employment agreement, Mr. Ash receives an initial annual base salary of $295,000.  The amount of Mr. Ash’s annual base salary will be adjusted with a market increase consistent with his position, company performance, and Mr. Ash’s responsibilities, and such increase will be no less than the change in the consumer price index for urban consumers in each year of renewal of his employment agreement.  Mr. Ash is also entitled to receive annual bonus compensation, beginning with calendar year 2008, not to exceed 100% of Mr. Ash’s base salary, the eligibility for and amount of which shall be based upon the attainment of certain milestones agreed upon by Mr. Ash and the Compensation Committee of the Board of Directors. Mr. Ash is entitled to participate in all benefit plans offered from time to time to our senior executives.  In addition, we provide Mr. Ash with an all-inclusive relocation/travel/car stipend of $55,000 for his first year of employment and $40,000 for the second year of employment.  We also agreed to reimburse Mr. Ash for air travel to and from the UK for one trip per month during the first six months of his employment agreement up to a maximum of $2,500 per trip and to pay for all legal costs associated with obtaining a visa and through green card for Mr. Ash and his spouse.

On November 28, 2007, the date Mr. Ash’s employment agreement was executed, and pursuant to Mr. Ash’s employment agreement, the Board of Directors approved the issuance of options to purchase 600,000 shares of our common stock (the “Options”) at an exercise price of $0.65 per share, the closing price on the day of the Board’s approval, to vest as follows: 150,000 shares on January 3, 2009, 150,000 shares on January 3, 2010, 150,000 shares on January 3, 2011 and 150,000 shares on January 3, 2012.  To the extent not previously exercised, the Options will terminate upon the earlier of (i) January 3, 2013 or (ii) 90 days following the termination of Mr. Ash’s employment with us.  The Options were not issued pursuant to any of our Stock Option Plans but will be similar to those of our 2000 Incentive Stock Option Plan.

Equity Awards in 2007

During 2007, our Compensation Committee did not recommend any stock option or other equity awards to our named executive officers.  On November 28, 2007, the date Mr. Ash’s employment agreement was executed, and pursuant to Mr. Ash’s employment agreement, the Board of Directors approved the issuance to him of options to purchase 600,000 shares of the company’s common stock at an exercise price of $0.65 per share, the closing price on the day of the Board’s approval, to vest as follows: 150,000 shares on January 3, 2009, 150,000 shares on January 3, 2010, 150,000 shares on January 3, 2011 and 150,000 shares on January 3, 2012.  Mr. Ash’s employment with us became effective January 3, 2008, thus he was not one of our named executive officers in 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the value of all unexercised options previously awarded to the executive officers named above at the fiscal year end, December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Portman, Chairman of the Board, Chief Executive Officer, and Chief Scientific Officer	91,667 (1) 100,000 (2) 450,000 (3)	183,333 (1) 200,000 (2) __	__ __ __	$1.13 $0.60 $0.65	12/12/2011 02/13/2011 08/21/2009	__	__	__	__
Stephen P. Kuchen, Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and Director	16,667 (1) 33,333 (2) 120,000 (4) 20,000 (5)	33,333 (1) 66,667 (2) __ __	__ __ __ __	$1.13 $0.60 $0.70 $1.92	12/12/2011 02/13/2011 10/01/2009 03/06/2008	__	__	__	__

(1) These options vest in three equal annual installments beginning on December 13, 2007.

(2) These options vest in three equal annual installments beginning on February 13, 2007.

(3) These options vested in three equal annual installments beginning on September 1, 2004.

(4) These options vested in four equal annual installments beginning on October 1, 2004.

(5) These options vested in two equal annual installments beginning on March 6, 2004.

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

If we terminate Mr. Ash’s employment without cause or if Mr. Ash terminates his employment for good reason, Mr. Ash will be entitled to receive twelve months base salary at the then current rate, payable in accordance with our usual practices.  In the event that Mr. Ash continues to receive any other cash compensation from us following such termination or if Mr. Ash commences any substantially full-time employment during such twelve-month period, the remaining amount of severance pay due shall be reduced dollar-for-dollar.

If Mr. Ash’s employment is terminated by us for any reason other than Mr. Ash’s death, we, at our election, by notice to Mr. Ash given not later than ten days after such termination, shall have the right to require Mr. Ash to agree to a restrictive covenant prohibiting Mr. Ash from competing with us for a period of one year.  As a condition to Mr. Ash’s observance of this restrictive covenant, we will pay Mr. Ash twelve months base salary at the then current rate, payable in accordance with our usual practices.  Such payment shall be in lieu of, rather than in addition to, any other severance payments, other than the Change in Control Payment, due under the employment agreement.  In addition, in the event that Mr. Ash receives compensation from any other substantially full-time employment, we shall have the option to continue such payments in full without any dollar-for-dollar reduction.

In the event of a “change in control and a contemporaneous or subsequent termination of employment by Mr. Ash for Good Reason or termination by us without cause, Mr. Ash will be paid, in addition to any other severance payments due to Mr. Ash, a lump sum equal to half his annual base salary in effect immediately prior to the change in control.  In addition, upon such a termination, all unvested stock options held by Mr. Ash will immediately become accelerated and vested.  Any payment due in the event of a Change in Control will be paid upon the completion of the Change in Control

Under our arrangement with Mr. Kuchen, in the event of a sale, merger or change in control of the company, Mr. Kuchen will receive one-half of his annual salary and all of his options would become immediately vested.  If Mr. Kuchen were subsequently terminated, Mr. Kuchen would receive one-half of his annual salary as severance.

DIRECTOR COMPENSATION

In the past, we have compensated our non-employee Directors with awards of options to purchase shares of our common stock at an exercise price equal to the closing trading price of our common stock on the Over-the-Counter Bulletin Board on the date of grant. On occasions, we have also used the closing price on the date prior to grant.

Dr. Robert Portman, our Chairman of the Board, Chief Executive Officer, and Chief Scientific Officer, and Stephen Kuchen, our Chief Financial Officer, Treasurer and Secretary, receive no compensation for their services as Directors because they are employees of the company. The compensation received by Dr. Portman and Mr. Kuchen as employees of the company is shown in the Summary Compensation Table on page 21.

On February 16, 2007, our Board of Directors increased the size of our Board from four to six members and appointed Mr. Mizel and Mr. Particeclli to fill the two new vacancies.  On the same day, the Board approved the issuance to each of Mr. Mizel and Mr. Particelli of options to purchase 10,000 shares of the company’s common stock at an exercise price of $2.14 per share, the closing price on the date prior to the Board's approval, to vest over one year beginning February 16, 2007. These options were issued pursuant to the terms and conditions of the company’s 2000 Incentive Stock Option Plan.

Director Compensation Table

The table below summarizes the compensation that we paid to non-employee Directors for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David I. Portman	__	__	$19,214 (1)	__	__	__	$19,214
Michael Cahr	__	__	$19,214 (1)	__	__	__	$19,214
Adam Mizel	__	__	$25,561 (1)	__	__	__	$25,561
Marc Particelli	__	__	$25,561 (1)	__	__	__	$25,561

(1) The amounts in column (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) of awards of stock options and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in Note A[10] of our audited financial statements for the fiscal year ended December 31, 2007 included in Part II – Item 7. Financial Statements of this Annual Report on Form 10-KSB and in Note A[10] of our audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB filed with the SEC on March 13, 2007.  As of December 31, 2007, each Director had the following number of options outstanding:  David I. Portman – 115,000; Michael Cahr – 60,000; Adam Mizel – 40,000; Marc Particelli – 40,000.

ITEM 11.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 5, 2008, we had 13,501,426 shares of common stock outstanding. The following table sets forth information concerning the present ownership of our common stock by our directors, executive officers and each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock.

Name and Address (1)	Common Stock (2) Amount Beneficially Owned	Common Stock (2) Percentage of Class
Robert Portman (3) Chairman of the Board, Chief Executive Officer, Chief Scientific Officer	3,122,718	21.7%
Jason Ash President, Chief Operating Officer and a Director	-0-	*
Stephen P. Kuchen (4) Vice President, Chief Financial Officer and a Director	249,378	1.8%
David I. Portman (5) Secretary and a Director	533,928	3.9%
Michael Cahr (6) Director	247,500	1.8%
Adam Mizel (7) Director	467,780	3.5%
Marc Particelli (8) Director	99,054	*
Executive Officers and Directors as a group (7 persons)	4,720,358	31.3%
Matthew Smith (9) 241 Central Park West New York, NY 10024	953,862	6.8%
Diker Management, LLC (10) 745 Fifth Ave., Suite 1409 New York, NY 10151	1,123,518	8.3%

*	Less than one percent

(1)	Except as otherwise indicated, the address of each person named in the above table is c/o PacificHealth Laboratories, Inc., 100 Matawan Road, Suite 420, Matawan, NJ 07747.

(2)
Common Stock which is issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors.

(3)
Includes 741,667 shares issuable upon the exercise of options not under any Incentive Stock plan (“NON-ISO”); and 160,428 shares issuable upon the exercise of warrants issued pursuant to a 2003 Private Placement. Does not include 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her minor children, as to which Dr. Portman disclaims beneficial ownership.

(4)
Includes 103,334 shares issuable upon the exercise of options granted under our 1995 Plan; 120,000 shares issuable upon the exercise of options granted not covered under any Plan (“NON-ISO”) and 5,348 shares issuable upon the exercise of warrants issued pursuant to a 2003 Private Placement.

(5)
Includes 60,000 shares issuable upon the exercise of options granted under our 1995 Plan; 15,000 shares issuable upon the exercise of options granted under our 2000 Plan; and 53,476 shares issuable upon the exercise of warrants granted pursuant to a 2003 Private Placement.

(6)	Includes 20,000 shares issuable upon the exercise of options granted under our 1995 Plan.

(7)
Includes 447,780 shares that are owned by Acquifer Opportunity Fund, L.P., of which Mr. Mizel is the managing principal of the general partner and 20,000 shares issuable upon the exercise of options granted under our 2000 Plan.  Mr. Mizel disclaims beneficial ownership of the shares owned by Acquifer Opportunity Fund, L.P. except to the extent of his pecuniary interest therein.

(8)	Includes 20,000 shares issuable upon the exercise of options granted under our 2000 Plan.

(9)
Includes 318,048 shares issuable upon the exercise of warrants granted pursuant to a 2003 Private Placement and 127,500 shares issuable upon the exercise of warrants granted pursuant to consulting services pursuant to a 2003 Private Placement.

(10)
As reported in an amendment to Schedule 13G filed with the SEC on February 12, 2008, Diker GP, LLC, a Delaware limited liability company ("Diker GP"), is the general partner of the Diker Value Tech Fund, LP, Diker Value Tech QP Fund, LP, Diker Micro-Value Fund, LP, the Diker Micro-Value QP Fund, LP, Diker Micro & Small Cap Fund LP, and Diker M&S Cap Master Ltd, each of which is a Delaware limited partnership (collectively, the “Diker Funds”).  As the sole general partner of the Diker Funds, Diker GP, has the power to vote and dispose of the shares of our common stock owned by the Diker Funds and, accordingly, may be deemed the beneficial owner of such shares. Pursuant to investment advisory agreements, Diker Management, LLC, a Delaware limited liability company ("Diker Management"), serves as the investment manager of the Diker Funds. Accordingly, Diker Management may be deemed the beneficial owner of shares held by the Diker Funds. Charles M. Diker and Mark N. Diker are the managing members of each of Diker GP and Diker Management, and in that capacity direct their operations. Therefore, Charles M. Diker and Mark N. Diker may be beneficial owners of shares beneficially owned by Diker GP and Diker Management. Diker GP, Diker Management, Charles M. Diker and Mark N. Diker disclaim all beneficial ownership as affiliates of a Registered Investment Adviser, and in any case disclaim beneficial ownership except to the extent of their pecuniary interest in the shares.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of 2007 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	663,750	$0.88	375,250
Equity compensation plans not approved by security holders	1,745,000	$0.72	N/A
Total	2,408,750	$0.76	375,250

Pursuant to the terms of Dr. Portman’s and Mr. Ash’s employment agreements with us and pursuant to Mr. Kuchen’s arrangement with us, each of our named executive officers hold some options to purchase shares of our common stock that have not been approved by our stockholders.  Specifically, Dr. Portman holds options to purchase an aggregate of 1,025,000 shares of our common stock, Mr. Ash holds options to purchase 600,000 shares of our common stock, and Mr. Kuchen holds options to purchase 120,000 shares of our common stock that have not been approved by our shareholders. The terms of the non-qualified options granted to Dr. Portman and Mr. Ash are similar to those of our 2000 Incentive Stock Option Plan.  The terms of the non-qualified options granted to Mr. Kuchen are similar to those of our 1995 Incentive Stock Plan.  The material terms of the 1995 Incentive Stock Plan and the 2000 Incentive Stock Option Plan are described in Note H to our audited financial statements for the fiscal year ended December 31, 2007 included in “Part II – Item 7, Financial Statements” of this Annual Report on Form 10-KSB.  For information about the vesting schedule and exercise prices of these options, see the footnotes in the above table captioned “Outstanding Equity Awards at Fiscal Year-End” and the description under “Equity Awards in 2007” under “Item 10, Executive Compensation” above.

ITEM 12.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

During the last two fiscal years, we have not entered into any material transactions or series of transactions which, in the aggregate, would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest, nor are any such transactions presently proposed, except as follows:

(a)              On February 22, 2006, we sold to Mott's LLP the patents, trademarks, web sites and other intellectual property related to our ACCELERADE® and ENDUROX® sports nutrition product lines, and we entered into a license agreement with Mott’s that gives us the exclusive, royalty free right to continue to sell these products in powder, gel and pill form.  In connection with these transactions, Dr. Robert Portman, our Chairman, CEO, President and Chief Scientific Officer, entered into a Consulting, License and Non-Competition Agreement for a period ending on the later of the second anniversary of launch of a product by Mott's or February 22, 2009.  Under the consulting agreement, Dr. Portman will consult with Mott's with respect to research, development, enhancement, testing, marketing and sale of products related to the transferred intellectual property.  Dr. Portman will not receive any compensation for these services, other than for personal appearances at certain speaking engagements and media opportunities.  Dr. Portman is significantly limited in his ability to engage in the research, development, testing, marketing, sale or distribution of sports drinks, except with respect to our activities under the License Agreement or on behalf of Mott's.  Under the consulting agreement, Dr. Portman has licensed, for no additional compensation, the non-exclusive right to use his name, in connection with the packaging, marketing and sale of any products by Mott's under the ACCELERADE and ENDUROX brands.  In the license agreement between the company and Mott’s, we granted Mott's similar rights to use the company's name. The breach of certain covenants by Dr. Portman in the consulting agreement may give Mott's the right to terminate the company's rights under the license agreement or the royalty payments under the asset purchase agreement.

(b)              Effective January 5, 2007, we terminated the amended and restated Investors Rights Agreement that we initially entered in with Hormel Health Labs LLC on January 28, 2005.  The other party to this transaction was Diamond Crystal Sales, LLC, which acted in its capacity as successor to Hormel following Hormel’s merger with and into Diamond effective October 31, 2006.   In addition, effective as of January 5, 2007, we, Diamond and Dr. Robert Portman terminated the Right of First Refusal and Co-Sale Agreement into which we, Hormel and Dr. Portman had previously entered on January 28, 2005.  The termination of the Investors Rights Agreement and the Co-Sale Agreement occurred in connection with Diamond’s sale of the 909,091 shares of our common shares previously held by Hormel in a private transaction to certain purchasers effective January 5, 2007.   Hormel had acquired the 909,091 shares of our common stock upon its conversion of the 90,909 shares of our Series A Convertible Preferred Stock that it purchased pursuant to the Series A Preferred Stock Purchase Agreement on January 28, 2005. Upon the closing of Diamond’s sale of the common stock, the Investor Rights Agreement and the Co-Sale Agreement, and all rights, duties, obligations and liabilities of the parties under the agreements, terminated.  This included termination of any liability for breach or non-fulfillment of either agreement prior to the sale of the common stock.  The purchasers of the shares of common stock sold by Diamond included Dr. Robert Portman and our Directors, David Portman and Michael Cahr, each of whom purchased 100,000 shares at $0.95 per share. Messrs. The purchasers also included the Aquifer Opportunity Fund of which Adam Mizel is the Managing Principal. At the time of the transaction, Mr. Mizel was not yet one of our Directors.

(c)              On February 16, 2007, our Board of Directors approved the sale of an aggregate of 243,243 shares of our common stock to newly appointed Director Mr. Particelli and Aquifer Opportunity Fund, L.P., of which Mr. Mizel, is the Managing Principal of the General Partner, for an aggregate purchase price of $450,000. The purchase price of $1.85 per share was based on the 10-day average closing price as of February 15, 2007. The shares were issued pursuant to the terms and conditions of a Stock Purchase Agreement, dated February 22, 2007 entered into by the company with Aquifer Opportunity Fund, L.P. and Mr. Particelli. Pursuant to the terms of the Purchase Agreement, the holders of the Shares are entitled to piggyback registration rights and demand registration rights in the event Mr. Mizel is no longer a Director.  Under the Purchase Agreement, Mr. Particelli acquired 54,054 shares for $100,000 and Aquifer Opportunity Fund L.P. acquired 189,189 for $350,000.

Director Independence

During 2007, the following members of our Board of Directors were independent under the relevant Marketplace Rules of The NASDAQ Stock Market LLC:  Michael Cahr, Adam Mizel, and Marc Particelli.  During 2007, Mr. Cahr served on the Audit Committee, the Compensation Committee and the Nominating Committee.  During 2007, Mr. Mizel served on the Audit Committee and the Compensation Committee. During 2007, Mr. Particelli served on the Compensation Committee. Messrs. Cahr, Mizel, and Particelli satisfied the criteria set forth under the Marketplace Rules of The NASDAQ Stock Market LLC relating to the independence standards for members of the Audit Committee.  The Board of Directors did not consider any transaction, relationship or arrangement not otherwise disclosed above in this Item 12 under the heading Related Transactions in determining the independence of Messrs. Cahr, Mizel, or Particelli.

ITEM 13.                  EXHIBITS

(a)           A list of the exhibits filed as a part of this report is set forth in the Exhibit Index starting after page 30 hereof.

ITEM 14.                  PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Weiser LLP served as our independent auditors for the years ended December 31, 2007 and December 31, 2006. We have been billed the fees set forth below in connection with services rendered by the independent auditors to us:

Fee Category	Fiscal 2007		Fiscal 2006
Audit Fees¹		$90,463		$109,575
Audit-Related Fees[2]	$	- 0 -	$	- 0 -
Tax Fees[3]		$10,105		$6,500
All Other Fees[4]		$5,000		$16,500
TOTAL		$105,568		$132,575

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

The pre-approval policy was implemented effective as of March 16, 2004. All engagements of the independent auditor to perform any audit services and non-audit services since that date have been pre-approved by the Audit Committee in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent auditor to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by the Audit Committee in accordance with its normal functions.

SUPPLEMENTAL INFORMATION

We have not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 2007.  Such report and proxy statement will be furnished to security holders in connection with our Annual Meeting scheduled to be held in the second quarter of 2008. Copies of such material will be furnished to the Commission when it is sent to security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.

By: /s/ Robert Portman
Robert Portman, President and Chief Executive Officer
Date: March 5, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Robert Portman	Chairman of the Board and Chief	March 5, 2008
Robert Portman	Executive Officer (Principal Executive
Officer)

/s/ Stephen P. Kuchen	Director, Principal	March 5, 2008
Stephen P. Kuchen	Financial and Accounting
Officer, Secretary

/s/ David I. Portman	Director	March 5, 2008
David I. Portman

/s/ Michael Cahr	Director	March 5, 2008
Michael Cahr

/s/ Adam Mizel	Director	March 5, 2008
Adam Mizel

/s/ Marc Particelli	Director	March 5, 2008
Marc Particelli

EXHIBIT INDEX

Exhibit No.		Description	Incorporated by Reference
3.1	--	Certificate of Incorporation of PacificHealth Laboratories, Inc. and all amendments thereto	A

3.2	--	Amended and Restated Bylaws of PacificHealth Laboratories, Inc.	C

3.3	--	Certificate of Amendment of Certificate of Incorporation of PacificHealth Laboratories, Inc.	H

3.4	--	Certificate of Designations For Series A Preferred Stock	I

4.1	--	Specimen Common Stock Certificate	C

4.2	--	Stock Purchase Agreement dated June 1, 2001 between Pacific Health Laboratories, Inc. and Glaxo Wellcome International B.V.	E

10.1†	--	Incentive Stock Option Plan of 1995	A

10.2	--	Strategic Alliance Agreement between the Company and the Institute of Nutrition and Food Hygiene	A

10.3	--	Exclusive Licensing Agreement between the Company and the INFH	A

10.4	--	Shareholders Agreement	A

10.5†	--	2000 Incentive Stock Option Plan	D

10.6†		Employment Extension Agreement between PacificHealth Laboratories, Inc. and Robert Portman effective September 1, 2004, executed February 28, 2006	J

10.8		Asset Purchase Agreement dated February 22, 2006 between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment)	L

10.9		License Agreement dated February 22, 2006 between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment)	L

10.10
Consulting, License and Noncompetition Agreement dated
February 22, 2006 among PacificHealth Laboratories, Inc.,
Mott’s LLP, and Robert Portman (redacted, subject to
request for confidential treatment)
L

10.11†		Option Certificate for grant to Robert Portman	M

10.12†		Option Certificate for grant to Stephen Kuchen under the PacificHealth Laboratories, Inc. 1995 Incentive Stock Option Plan.	M

10.13	Form of Stock Purchase Agreement entered into among the Company, Aquifer Opportunity Fund, L.P. and Marc C. Particelli.	N

10.14	Form of Grant Instrument under PacificHealth Laboratories, Inc. 2000 Incentive Stock Option Plan for Adam M. Mizel.	N

10.15	Form of Grant Instrument under PacificHealth Laboratories, Inc. 2000 Incentive Stock Option Plan for Marc C. Particelli	N

10.16	Employment Agreement, effective January 3, 2008, by and between PacificHealth Laboratories, Inc. and Jason Ash	O

10.17†	Summary of Compensation for Executive Officers of PacificHealth Laboratories, Inc.	*

23.1	Consent of Weiser LLP	*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

_______________________
*	Filed herewith

†	Management contract or management compensatory plan or arrangement.

A	Filed with Registration Statement on Form SB-2 (Registration No. 333-36379) (the “1997 SB-2”) on September 25, 1997.

B	Filed with Amendment No. 1 to the 1997 SB-2 on October 23, 1997.

C	Filed with Amendment No. 3 to the 1997 SB-2 on December 17, 1997.

D	Filed with Definitive Proxy Statement (Schedule 14A) for annual meeting held on August 16, 2000, filed on July 11, 2000.

E	Filed with Current Report on Form 8-K dated June 1, 2001, filed on June 14, 2001.

F	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2001.

G	Filed with Amendment to Current Report on Form 8-K dated June 1, 2001, filed July 5, 2001.

H	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2002.

I	Filed as Exhibit 3.1 to Current Report on Form 8-K, dated January 24, 2005, filed on January 28, 2005.

J	Filed as Exhibit 10.1 to Current Report on Form 8-K, dated and filed on September 9, 2004.

K	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2004.

L	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2005.

M	Filed as Exhibit to Current Report on Form 8-K, dated December 13, 2006 and filed on December 19,2006.

N	Filed as Exhibit to Current Report on Form 8-K, dated February 22, 2007 and filed February 27, 2007.

O	Filed as Exhibit to Current Report on Form 8-K, dated November 28, 2007 and filed December 3, 2007.

Note:  In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-23495.

PACIFICHEALTH LABORATORIES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

PACIFICHEALTH LABORATORIES, INC.

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PacificHealth Laboratories, Inc.

We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Weiser LLP
New York, New York
March 5, 2008

PACIFICHEALTH LABORATORIES, INC.

Balance Sheets

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$1,712,713	$2,564,038
Accounts receivable, net of allowances of $20,000 and $31,000, respectively	709,623	502,234
Inventories (including consigned inventory of approximately $261,000 and $97,000, respectively)	2,010,446	1,913,275
Prepaid expenses	111,672	144,059

Total current assets	4,544,454	5,123,606

Property and equipment, net	185,007	74,163
Deposits	10,895	10,895

TOTAL ASSETS	$4,740,356	$5,208,664

LIABILITIES
Current liabilities:
Notes payable	$16,205	$44,327
Accounts payable and accrued expenses	472,475	960,757
Deferred revenue	559,876	244,197

	1,048,556	1,249,281

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2007 and December 31, 2006 Common stock, $0.0025 par value, authorized 50,000,000 shares;	-	-
issued and outstanding 13,501,426 shares at December 31, 2007 and
12,776,690 shares at December 31, 2006	33,754	31,942
Additional paid-in capital	18,874,609	17,867,945
Accumulated deficit	(15,216,563)	(13,940,504)

	3,691,800	3,959,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,740,356	$5,208,664

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Operations

	Years Ended
	December 31,
	2007	2006

Revenue:
Net product sales	$7,427,857	$6,209,846

Cost of goods sold:
Product sales	4,445,978	3,472,955
Write-down of inventories	439,208	-

	4,885,186	3,472,955

Gross profit	2,542,671	2,736,891

Operating expenses:
Selling, general and administrative	3,595,960	2,917,450
Research and development	211,078	196,020
Depreciation	96,374	50,905

	3,903,412	3,164,375

Loss before other income (expense) and provision for income taxes	(1,360,741)	(427,484)

Other income (expense):
Gain on sale of patents/technology, net of expenses of $90,795	-	3,909,205
Interest income	71,734	96,697
Interest expense	(3,496)	(31,416)
Other income	16,444	-

	84,682	3,974,486

(Loss) income before income taxes	(1,276,059)	3,547,002
Provision for income taxes	-	1,278,000

Net (loss) income	(1,276,059)	2,269,002

Less preferred dividends	-	(10,425)

Net (loss) income applicable to common stockholders	$(1,276,059)	$2,258,577

Net (loss) income per common share - basic	$(0.10)	$0.19

Net (loss) income per common share - diluted	$(0.10)	$0.17

Weighted average shares outstanding - basic	13,313,995	11,906,777

Weighted average shares outstanding – diluted	13,313,995	13,397,154

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Changes in Stockholders' Equity
Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2006	90,909	$966,387	10,267,045	$25,667	$15,790,335	$(16,209,506)	$572,883

Fair value of stock options issued					189,880		189,880
Preferred stock converted into common stock	(90,909)	(966,387)	909,091	2,273	964,114		-
Stock options/warrants exercised			1,600,554	4,002	923,616		927,618
Net income						2,269,002	2,269,002

Balance, December 31, 2006	-	-	12,776,690	31,942	17,867,945	(13,940,504)	3,959,383

Fair value of stock options issued					274,890		274,890
Common stock issued			243,243	608	449,392		450,000
Stock options/warrants exercised			481,493	1,204	282,382		283,586
Net loss						(1,276,059)	(1,276,059)

Balance, December 31, 2007	-	$-	13,501,426	$33,754	$18,874,609	$(15,216,563)	$3,691,800

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Cash Flows

	Years Ended December 31,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(1,276,059)	$2,269,002
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred tax benefit	-	1,278,000
Depreciation	96,374	50,905
Allowance for doubtful accounts	(10,516)	12,000
Equity instrument-based compensation/consulting expense	274,890	189,880
Write-off of packaging inventories	49,135	-
Write-off of inventories	439,208	-
Gain on sale of patents/technology, net of expenses of $90,795	-	(3,909,205)
Changes in:
Accounts receivable	(196,873)	(326,399)
Prepaid expenses	32,387	(25,057)
Inventories	(585,514)	(603,496)
Deposits	-	9,498
Accounts payable and accrued expenses	(488,282)	(586,201)
Deferred revenue	315,679	(124,871)

Net cash used in operating activities	(1,349,571)	(1,765,944)

Cash flows from investing activities:
Purchase of property and equipment	(207,218)	(59,711)
Proceeds from sale of patents and technology, net of expenses of $90,795	-	3,909,205

Net cash (used in) provided by investing activities	(207,218)	3,849,494

Cash flows from financing activities:
Proceeds from common stock issuance	450,000	-
Proceeds from common stock options/warrants exercised	283,586	927,618
Repayments of convertible notes payable	-	(500,000)
Proceeds of note payable	79,305	861,200
Repayment of note payable	(107,427)	(946,817)

Net cash provided by financing activities	705,464	342,001

Net (decrease) increase in cash and cash equivalents	(851,325)	2,425,551
Cash and cash equivalents at beginning of year	2,564,038	138,487

Cash and cash equivalents at end of year	$1,712,713	$2,564,038

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,496	$48,082
Cash paid for income taxes	$20,408	$2,609

Schedule of non-cash financing activity:
Conversion of 90,909 shares of Series A Preferred Stock into 909,091
shares of common stock	$-	$966,387

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2007 and 2006

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

On February 22, 2006, the Company sold the trademarks, technology, and patents for its sports nutrition brands, Accelerade® and Endurox® R4 ® to Mott’s LLP (“Mott’s”). Such patents were held by the Company’s CEO, Robert Portman, and assigned to the Company when such patents were issued. Under the terms of the agreement, the Company received a $4 million upfront payment and will receive a royalty based on future sales for a defined period, subject to an annual limitation on the amount of the royalty.  There are no minimum royalties. Simultaneously, the Company and Mott’s entered into a License Agreement giving the Company the exclusive, royalty-free right to continue to sell these products in powder, gel and pill form.  Consequently, the Company will continue to market its current sports nutrition products in the same manner as prior to the sale of the intellectual property assets.  The Company’s CEO is required to provide consulting services to Mott’s on an as-needed basis not to exceed 130 hours per year.

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

Inventories are recorded at the lower of cost or market using the first-in, first-out ("FIFO") method. The Company determines its reserve for obsolete inventory by considering a number of factors, including product shelf life, marketability, and obsolescence. The Company determines the need to write down inventories by analyzing product expiration, market conditions, and salability of its products.

[5]	Property and equipment:

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 2 to 5 years.

[6]	Earnings (loss) per share:

Basic earnings (loss) per common share are computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options is computed using the treasury stock method.  For the year ended December 31, 2007, diluted loss per share did not include the effect of 2,408,750 options outstanding and 938,930 warrants outstanding, respectively, as their effect would be anti-dilutive. For the year ended December 31, 2006, diluted income per share did not include the effect of 779,500 options outstanding, as their effect would be anti-dilutive.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2007 and 2006

[7]	Revenue recognition:

Sales are recognized when all of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured. Sales are recorded net of incentives paid and discounts offered to customers.

The Company has a purchasing agreement with a significant customer for all products sold to this customer whereby all unsold product is subject to a right of return provision if certain minimum levels of retail sales in a 12-month period of time from the date of initial sale are not achieved. Through December 31, 2004, in addition to the four criteria described above, the Company recognized revenue related to these products after analyzing retail sell-through data provided by the customer and the Company’s expectation of future customer sell-through trends. A new agreement was signed in April 2005 that increased minimum levels of retail sell-through requirements. Since January 1, 2005, the Company recognizes revenue when its major customer sells through its products to the consumer. This change was made due to the inability to accurately estimate future returns from this customer as the Company has previously agreed to accept returns/discounts of product from this customer that it was not contractually obligated to do so as well as because the Company entered into a new purchasing agreement with this customer that increased certain sell-through minimums. As of December 31, 2007 and 2006, shipments to this customer amounting to $559,876 and $244,197, respectively, have been reflected as deferred revenue in the Company’s balance sheet.

[8]	Research and development:

Costs of research and development activities are expensed as incurred.

[9]	Advertising costs:

Advertising costs are expensed as incurred.  During 2007 and 2006, the Company recorded advertising expense of $158,716 and $104,705, respectively.

[10]	Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R") utilizing the modified prospective method which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuances of stock options to employees. The Company recorded a charge of $272,334 in the year ended December 31, 2007, representing the effect on income from continuing operations, income before income taxes, and net income. The Company recorded a charge of $176,261 in the year ended December 31, 2006, representing the effect on income from continuing operations, income before income taxes, and net income. The impact of the adoption of 123R was to reduce basic and diluted earnings per share by $0.02 and $0.01, respectively, in the year ended December 31, 2006.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility ranging from 110% to 119% for 2007 and from 102% to 117% for 2006, expected life of the options of 5 years, risk-free interest rate of approximately 4% in 2007 and 5% in 2006 and a dividend yield of 0%. The weighted average fair values of options granted during the years ended December 31, 2007 and 2006 were $0.76 and $0.80, respectively.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2007 and 2006

[11]	Segment information:

The Company operates in one business segment:  the design, development and marketing of dietary and nutritional supplements that enhance health and well-being.

[12]	Income taxes:

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse. Any resulting deferred tax asset is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). The impact of the adoption of FIN 48 had no material effect on the Company’s results of operations or financial position.

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

[14]	Comprehensive income (loss):

The Company does not have any comprehensive income (loss) items at December 31, 2007 and 2006.

[15]	Recent accounting pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect SFAS 157 to have a material impact on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.115  (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 “Amendment of Topic 14, Share-Based Payment”, (“SAB 110”).  SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R (revised 2004).  The Company does not expect SAB 110 to have a material impact on its results of operations or financial condition.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2007 and 2006

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

[17]  Shipping and handling fees and costs:

Shipping and handling costs are included in cost of sales.

Note B - Inventories

Inventories, which are held at third-party warehouses and on consignment with customers, consist of the following and include obsolescence reserves of $176,363 at December 31, 2007 and $545,648 at December 31, 2006 which are netted against finished goods at third party warehouse:

	2007	2006

Raw materials (at contract manufacturer)	$266,624	$531,995
Work in process (at contract manufacturer)	67,920	77,771
Packaging supplies (at third party warehouse)	56,480	41,378
Finished goods (at third party warehouse)	1,358,378	1,165,188
Finished goods (on consignment)	261,044	96,943

	$2,010,446	$1,913,275

Note C - Property and Equipment

Property and equipment consist of the following:

	2007	2006

Furniture and equipment	$616,675	$431,624
Molds and dies	159,494	137,327

	776,169	568,951
Less accumulated depreciation	591,162	494,788

	$185,007	$74,163

Depreciation expense aggregated $96,374 and $50,905 for the years ended December 31, 2007 and 2006, respectively.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2007 and 2006

Note D - Notes Payable

The Company has notes payable as follows:

	2007	2006
Installment note payable to insurance finance company
due in monthly installments of $8,168, including
interest at 6.48% through February 2008	$16,205	-
Installment note payable to insurance finance company
due in monthly installments of $7,104, including
interest at 6.50% through February 2007	-	$7,104
Installment note payable to insurance finance company
due in monthly installments of $3,722, including
interest at 7.53% through October 2007	-	37,223
	$16,205	$44,327

Note E – Convertible notes payable

On August 24, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hormel Health Labs, LLC (“Hormel”).  Pursuant to the Purchase Agreement, Hormel loaned the Company the principal amount of $500,000 in exchange for a Secured Convertible Promissory Note, which amount would accrue interest at a rate of 8% per annum (the “Note”).  The outstanding principal balance under the Note and any accrued but unpaid interest thereon was due and payable on August 24, 2007 to the extent that Hormel had not exercised certain conversion rights under the Note. In the event we defaulted, interest on the outstanding principal balance would accrue at the rate of 10% per annum.  The Note was collateralized by a subordinated lien on and security interest on the Company’s assets pursuant to the terms of a Security Agreement between the Company and Hormel dated August 24, 2005.  As additional consideration for the loan, Hormel had the right at Hormel’s option to convert the outstanding principal amount and accrued and unpaid interest of the Note into shares of the common stock of the Company (the “Common Stock”), at a price per share equal to the product of (x) the weighted average closing price of the Common Stock for the five trading days preceding the notice of conversion of the Note and (y) 0.85.  Hormel agreed that it would not convert the Note if such conversion would cause Hormel, together with its affiliates, to beneficially own, on an as-converted basis, more than 9.9% of the shares of Common Stock then outstanding. However, Hormel had the ability to waive this limitation by providing written notice of such waiver to the Company with the waiver to be effective seventy-five days after receipt. On February 22, 2006, the Company repaid the principal and accrued interest of this Note in full.

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

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2007 and 2006

Note G - Commitments

[1]	Employment agreements:

The Company entered into a new employment agreement on January 1, 2007, with the CEO of the Company that provides for minimum annual compensation of $295,000. In the event of a change in control, as defined in the employment agreement, the CEO shall be paid, as additional compensation, a lump sum equal to his annual base salary in effect immediately prior to the change in control. If the CEO is terminated without cause, as defined in the employment agreement, the Company shall pay the CEO, at the time of termination, an amount equal to the base salary which would have been paid during a period beginning on the date of termination of employment and ending on the later of the scheduled termination date, as defined in the employment agreement, or the first anniversary of the termination date.

The Company entered into an employment agreement on January 3, 2008, with the new President and Chief Operating Officer of the Company that provides for minimum annual compensation of $295,000. In the event of a change in control, as defined in the employment agreement, and a contemporaneous or subsequent termination of Employee for Good Reason, the President shall be paid, as additional compensation, a lump sum equal to half his annual base salary in effect immediately prior to the change in control. If the President is terminated without cause, as defined in the employment agreement, the Company shall pay the President, at the time of termination, an amount equal to his annual base salary which would have been paid during a period beginning on the date of termination of employment and ending on the later of the scheduled termination date, as defined in the employment agreement, or the first anniversary of the termination date, to be offset by any compensation earned in other full-time employment.

The Company entered into an employment agreement on January 3, 2008, with the new Vice President, Product Development and Supply Chain of the Company that provides for minimum annual compensation of $190,000. If this Vice President is terminated without cause, as defined in the employment agreement, the Company shall pay him, at the time of termination, an amount equal to four months of his base salary which would have been paid during a period beginning on the date of termination of employment and ending on the later of the scheduled termination date, as defined in the employment agreement, or four months from the termination date, to be offset by any compensation earned in other full-time employment.

[2]	Lease:

The Company has a lease agreement for office space for the rental of 5,500 square feet expiring June 2012.

The future minimum lease payments due under the lease is as follows:

Years Ending
December 31,

2008	$140,250
2009	140,250
2010	143,000
2011	148,500
2012	75,625

$647,625

Rent expense amounted to $118,145 and $136,125 in 2007 and 2006, respectively.

Note H - Stock Option Plans and Warrants

The Company has two stock option plans (the "Plans") under which 375,250 shares of common stock are available for issuance under the Plans. In 1995, the Company established an incentive stock option plan (the "Plan") in which options to purchase the common stock of the Company may be awarded to employees.  In 2000, the Company established another stock option plan to increase the number of options under the Plans.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2007 and 2006

Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or as options not qualified under Section 422 of the Code.  All options are issued with an exercise price at or above 100% of the fair market value of the common stock on the date of grant.  Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code.  Incentive stock option awards of unrestricted stock are not designed to be deductible by the Company under Section 162(m).  The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 5 years and outstanding options expire at various times through December 2012.  Vesting ranges from immediate to over five years.

Stock option transactions for employees during 2007 and 2006 were as follows:

				Weighted
			Exercise	Average
			Price Per	Exercise Price
	Option	Vested	Common	Per Share
	Shares	Shares	Share	Outstanding

Balance, January 1, 2006	1,970,000	1,747,000	$0.313 - $4.34	$1.11

Granted/vested during the year	913,000	193,000	$0.20 - $1.13	$0.81
Exercised during the year	(648,000)	(648,000)	$0.313 - $1.00	$0.46
Expired during the year	(223,500)	(222,500)	$0.20 - $4.34	$1.63

Balance, December 31, 2006	2,011,500	1,069,500	$0.20 - $3.80	$1.12

Granted/vested during the year	741,000	418,668	$0.65 - $2.14	$0.76
Exercised during the year	(81,000)	(81,000)	$0.20 - $1.00	$0.65
Expired during the year	(333,000)	(333,000)	$2.79 - $3.80	$2.89

Balance, December 31, 2007	2,338,500	1,074,168	$0.20 - $2.14	$0.77

Aggregate Intrinsic Value,
December 31, 2007	$13,825	$13,825

The market value of the Company’s common stock as of December 31, 2007 was $0.55 per share.

As of December 31, 2007, the total fair value of non-vested awards amounted to $705,336. The weighted average remaining period over which such options are expected to be recognized is 3.11 years.

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2007 is as follows:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (in Years)	Price	Exercisable	Price

$0.31 - $2.00	2,312,500	3.35	$0.76	1,074,168	$0.74
$2.01 - $4.00	26,000	4.19	$2.12	-	-

	2,338,500	3.36	$0.77	1,074,168	$0.74

In addition to options granted to employees under the Plans, the Company issued stock and stock options pursuant to contractual agreements to non-employees.  Stock and stock options granted under these agreements are expensed when the related service or product is provided. The Company used the Black-Scholes method of valuing stock options to recognize an expense of $2,556 and $13,619 for such stock and stock options issued in 2007 and 2006, respectively.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2007 and 2006

Stock option transactions for non-employees during 2007 and 2006 were as follows:

				Weighted
			Exercise	Average
			Price Per	Exercise Price
	Option	Vested	Common	Per Share
	Shares	Shares	Share	Outstanding

Balance, January 1, 2006	155,500	155,500	$0.20 - $6.30	$1.57

Granted/vested during the year	90,500	90,500	$0.20 - $1.23	$0.23
Exercised during the year	(58,000)	(58,000)	$0.20	$0.20
Expired during the year	(97,500)	(97,500)	$0.89 - $6.30	$1.34

Balance, December 31, 2006	90,500	90,500	$0.20 - $4.88	$1.35

Granted/vested during the year	2,250	2,250	$1.21 - $2.10	$1.61
Expired during the year	(22,500)	(22,500)	$0.90 - $4.88	$4.36

Balance, December 31, 2007	70,250	70,250	$0.20 - $2.10	$0.39

Information with respect to non-employee stock options outstanding and non-employee stock options exercisable at December 31, 2007 is as follows:

		Weighted
	Number	Average	Weighted
	Outstanding	Remaining	Average
Range of	and	Contractual	Exercise
Exercise Prices	Exercisable	Life (in Years)	Price

$0.20 - $2.00	69,250	1.53	$0.37
$2.01 - $2.10	1,000	2.16	$2.10

	70,250	1.54	$0.39

Stock warrant transactions during 2007 and 2006 were as follows:

		Exercise	Weighted
		Price	Average
		Per	Exercise Price
		Common	Per
	Warrants	Share	Common Share

Balance, January 1, 2006	2,271,275	$0.63 - $0.88	$0.67
Exercised during the year	(919,565)	$0.63 - $0.85	$0.72
Balance, December 31, 2006	1,351,710	$0.63 - $0.88	$0.64
Exercised during the year	(412,780)	$0.63	$0.63

Balance, December 31, 2007	938,930	$0.63 - $0.88	$0.64

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2007 and 2006

Note I - Income Taxes

The difference between the statutory federal income tax rate on the Company's pre-tax income (loss) and the Company's effective income tax rate is summarized as follows:

	2007			2006
	Amount	Percent		Amount	Percent

U.S. federal income tax provision
(benefit) at federal statutory rate	$(446,620)	35%		$1,241,450	35%
Effect of state taxes, net of
federal benefit	(76,560)	6%		212,820	6%
Change in valuation allowance	411,600	(32%	)	(11,000)	0%
Stock compensation expense, (SFAS123R)	112,700	(9%	)	-0-	0%
Other	(1,120)	(0%	)	(165,270)	(5%	)

	$0	0%		$1,278,000	36%

Included in the other component in 2006 is the utilization of net operating losses in excess of the expected amount as recorded as of December 31, 2006.

At December 31, 2007, the Company has approximately $13,390,000 in federal and $4,066,000 in state net operating loss carryovers that can be used to offset future taxable income.  The net operating loss carryforwards begin to expire in the year 2015 through the year 2027.

The components of the Company's deferred tax assets are as follows:

	2007		2006

Net operating loss carryforwards		$4,931,000		$4,380,000
Inventory reserve		72,000		224,000
Other		62,000		49,000
Valuation allowance		(5,065,000)		(4,653,000)

Deferred tax asset	$	- 0 -	$	- 0 -

Note J - Concentrations of Credit Risks, Major Customers, and Major Vendors

[1]	Concentrations of credit risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade accounts receivable.

The Company has concentrated its credit risk for cash by maintaining substantially all of its depository accounts in two financial institutions. Amounts at one of the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 and amounts at the other institution are insured by the Securities Investor Protection Corporation up to $500,000. Uninsured balances aggregated approximately $1,150,000 at December 31, 2007 that exceeded these insured amounts. These financial institutions have a strong credit rating, and management believes that credit risk relating to these deposits is minimal.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2007 and 2006

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

For the years ended December 31, the Company had product sales from two customers that accounted for approximately 21% and 15% in 2007 and 20% and 19% in 2006, of net product sales.  Accounts receivable outstanding related to these customers at December 31, 2007 and 2006 were $435,845 and $207,235, respectively.  Deferred revenue from one of these customers was $559,876 as of December 31, 2007 and $244,197 as of December 31, 2006. Such amounts are included in the accompanying balance sheet. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

[4]	Major vendors:

Two suppliers accounted for approximately 69% and 22%, respectively, of total inventory purchases for the year ended December 31, 2007 and two suppliers accounted for 54% and 18%, respectively, of total inventory purchases for the year ended December 31, 2006.  At December 31, 2007, amounts due to these two vendors represented approximately 45% and 1%, respectively, of accounts payable and accrued expenses.  At December 31, 2006, amounts due to two vendors represented approximately 25% and 20%, respectively, of accounts payable and accrued expenses.

Note K - Segment and Related Information

In 2007 and 2006, the Company has one reportable segment:
Dietary and nutritional supplements.

The following table presents revenues by region:
	2007	2006

United States	$6,778,183	$5,751,148
Canada	208,649	178,556
Other	441,025	280,142

Total	$7,427,857	$6,209,846

Product sales for the years ended December 31, 2007 and 2006 are net of credits of $318,094 and $216,177, respectively, for marketing promotions, customer rebates, and returns of certain products.  These credits primarily relate to the sports performance product line.

Note L – Related Party Transactions

In connection with the Hormel preferred stock agreement, the Company entered into an Exclusive Manufacturing Agreement with a subsidiary of Hormel. The initial term of the agreement was for one year commencing on January 28, 2005 and was extended until January 28, 2007 as part of the convertible note transaction. During the years 2007 and 2006, the Company purchased approximately $166,000 and $1,991,000, respectively, of finished goods from this Hormel subsidiary. At December 31, 2007 and December 31, 2006, the Company owed this Hormel subsidiary approximately $-0- and $195,000, respectively, that has been included on the balance sheet in accounts payable and accrued expenses.