Form 10QSB
period 2008-03-31
PACIFICHEALTH LABORATORIES INC
filed 2008-05-02
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

At May 2, 2008, there were 13,501,426 shares of common stock, par value $0.0025 per share, of the issuer outstanding.

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

●	The development, testing, and commercialization of new products and the expansion of the market for our current products;
●	The receipt of royalty payments from our agreements with business partners;
●	Implementing aspects of our business plans;
●	Financing goals and plans;
●	Our existing cash and whether and how long these funds will be sufficient to fund our operations; and
●	Our raising of additional capital through future equity financings.

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

PART I.   FINANCIAL INFORMATION
     ITEM 1.   FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$182,601	$1,712,713
Other short-term investments	1,350,000	-
Accounts receivable, net	1,103,290	709,623
Inventories	1,775,729	2,010,446
Prepaid expenses	75,992	111,672
Total current assets	4,487,612	4,544,454

Property and equipment, net	177,728	185,007

Deposits	10,895	10,895

Total assets	$4,676,235	$4,740,356

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$-	$16,205
Accounts payable and accrued expenses	663,588	472,475
Deferred revenue	482,990	559,876
Total current liabilities	1,146,578	1,048,556

Stockholders' equity:
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
13,501,426 shares at March 31, 2008 and
13,501,426 shares at December 31, 2007	33,754	33,754
Additional paid-in-capital	18,983,871	18,874,609
Accumulated deficit	(15,487,968)	(15,216,563)

	3,529,657	3,691,800

Total liabilities and stockholders' equity	$4,676,235	$4,740,356

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Revenues:
Net product sales	$1,719,375	$1,818,894

Cost of goods sold	932,795	1,132,887

Gross profit	786,580	686,007

Selling, general and administrative expenses	1,010,444	849,166
Research and development expenses	31,911	75,370
Depreciation expense	34,096	15,812
	1,076,451	940,348

Net operating loss	(289,871)	(254,341)

Other income (expense)
Other income	1,133	10,000
Interest income	17,464	20,536
Interest expense	(131)	(611)
	18,466	29,925

Loss before income taxes	(271,405)	(224,416)

Provision for income taxes	-	-

Net loss	$(271,405)	$(224,416)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average common shares - Basic and diluted	13,501,426	12,983,950

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net loss	$(271,405)	$(224,416)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	34,096	15,812
Allowance for doubtful accounts	3,000	3,000
Equity instrument-based expense	109,262	60,844
Changes in assets and liabilities:
Increase in accounts receivable	(396,667)	(607,737)
Decrease (increase) in inventories	234,717	(722,125)
Decrease in prepaid expenses	35,680	38,504
Increase (decrease) in accounts payable/accrued expenses	191,113	(98,816)
(Decrease) increase in deferred revenue	(76,886)	50,945
Net cash used in operating activities	(137,090)	(1,483,989)

Cash flows from investing activity:
Purchase of fixed assets	(26,817)	(100,918)
Net cash used in investing activity	(26,817)	(100,918)

Cash flows from financing activities:
Issuance of notes payable	-	7,874
Repayments of notes payable	(16,205)	(26,787)
Common stock issued	-	450,000
Proceeds from common stock options/warrants exercised	-	179,004
Net cash (used in) provided by financing activities	(16,205)	610,091

Net decrease in cash	(180,112)	(974,816)

Cash and cash equivalents, beginning balance	1,712,713	2,564,038

Reclassification of other short-term investments	(1,350,000)	-

Cash and cash equivalents, ending balance	$182,601	$1,589,222

Supplemental disclosures of cash flow information:
Cash paid for interest	$131	$611

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of revenue recognition as it relates to customer returns, inventory obsolescence, allowance for doubtful accounts, valuation allowances for deferred tax assets, and valuation of share-based payments issued under Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R").

2. Revenue Recognition

Sales are recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured.  Sales are recorded net of incentives paid to customers.

The Company has a sales agreement with a significant customer for all products sold to this customer whereby all unsold product is subject to return provisions.  The Company recognizes revenue when this major customer sells through its products to its consumers.  At March 31, 2008, the Company has deferred $482,990 in revenues related to this customer. At December 31, 2007, the Company had deferred $559,876 in revenues related to this customer.

3. Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a "Dutch auction".  Despite the underlying long-term maturity of these securities, such securities were typically priced and accounted for as cash equivalents because of the Dutch auction process which has historically provided a liquid market for auction rate securities, as this mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities at the then existing market interest rate or to liquidate their holdings by selling their securities at par value. Recently, however, primarily due to liquidity issues experienced in global credit and capital markets, many auctions for auction rate securities have failed and the sellers of such securities have been unable to liquidate their securities.  A seller must then wait until the next successful auction to attempt to sell its auction rate securities, unless there is a secondary market for the particular securities. As a result of a failed auction, however, the auction rate securities will generally pay interest to the holder at a maximum or default rate defined by the securities' governing documents.

Accordingly, as of March 31, 2008, the Company has reclassified such investments from cash and cash equivalents to other short-term investments. During the three months ended March 31, 2008, the Company redeemed $150,000 of these investments with no gain or loss.

4. Inventories

As of March 31, 2008 and December 31, 2007, inventories consisted of the following:

	Mar. 31, 2008	December 31,
	(Unaudited)	2007
Raw materials	$292,464	$266,624
Work in process	-	67,920
Packaging supplies	62,541	56,480
Finished goods	1,198,839	1,358,378
Finished goods on consignment	221,885	261,044
	$1,775,729	$2,010,446

Included above are reserves against finished goods of $37,420 and $176,363, respectively, at March 31, 2008 and December 31, 2007.

5. Stock Based Compensation

The Company accounts for equity instrument issuances in accordance with SFAS 123R, "Share-Based Payment".  Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee services in share-based payment transactions and issuances of stock options to employees. The Company recorded a charge of $109,262 in the three-month period ended March 31, 2008, representing the effect on income from continuing operations, income before income taxes, and net income. The Company recorded a charge of $60,844 in the three-month period ended March 31, 2007, representing the effect on income from continuing operations, income before income taxes, and net income.

The Company granted 207,500 stock options to employees and directors during the three months ended March 31, 2008 with exercise prices ranging from $0.45 to $0.55 per share. There were 70,417 options that vest ratably in the first quarter of 2009, 70,417 of these options vest ratably in the first quarter of 2010 and 66,666 of these options vest ratably in the first quarter of 2011. These options were determined to have a total fair value of $87,988. Compensation expense recognized during the three months ended March 31, 2008 for these options amounted to $7,225. The Company granted 20,000 stock options to employees and directors during the three months ended March 31, 2007 with an exercise price of $2.14 per share. These options vest ratably through the first quarter of 2008. These options were determined to have a total fair value of $35,800. Compensation expense recognized during the three months ended March 31, 2007 amounted to $4,476. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0 and $0, respectively.

The Company granted no stock options to consultants during the three months ended March 31, 2008. The Company granted 1,000 stock options to a consultant during the three months ended March 31, 2007 that vested upon grant with an exercise price of $2.10 per share. These options were determined to have a fair value of $1,510 that was charged to operations in the three-month period ended March 31, 2007.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months
	Ended March 31,
	2008	2007

Employee compensation	$109,262	$59,334
Consultant compensation	-	1,510
	$109,262	$60,844

A summary of employee options activity under our plans as of March 31, 2008 and changes during the three-month period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2008	2,338,500	$0.77
Granted during the period	207,500	$0.55
Exercised during the period	-	-
Expired during the period	(34,500)	$1.46
Outstanding, March 31, 2008	2,511,500	$0.75	3.28	$8,280
Exercisable, March 31, 2008	1,213,001	$0.75	2.14	$8,280

The market value of the Company’s common stock as of March 31, 2008 was $0.43 per share.

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested, January 1, 2008	1,264,332	$0.80
Granted during the period	207,500	$0.55
Vested during the period	(173,333)	$0.93
Forfeited during the period	-	$-
Non-vested, March 31, 2008	1,298,499	$0.75

As of March 31, 2008, the total fair value of non-vested awards amounted to $664,226. The weighted average remaining period over which such options are expected to be recognized is 4.35 years.

The fair value of each option award during the three months ended March 31, 2008 is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

Mar. 31, 2008
Expected volatility	103% - 104%
Weighted-average volatility	104%
Expected dividends	0.0%
Expected term (in years)	5
Risk-free rate	2.78% - 3.49%

6. Income Taxes

The Company has approximately $13,401,000 in federal and $4,051,000 in state net operating loss carryovers generated through December 31, 2007 that can be used to offset future taxable income in calendar years 2008 through 2027. The net operating loss carryovers will expire in the year 2015 through the year 2027. As of March 31, 2008, the Company has fully reserved for these net operating loss carryovers.

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

7. Concentration

The Company’s two largest customers accounted for approximately 16% and 14%, respectively, of net sales for the three months ended March 31, 2008 and the Company’s three largest customers accounted for approximately 18%, 11% and 10%, respectively, of net sales for the three months ended March 31, 2007.  At March 31, 2008, amounts due from these two customers represented approximately 25% and 24%, respectively, of accounts receivable. At December 31, 2007, amounts due from these two customers represented approximately 43% and 19%, respectively, of accounts receivable. No other customers exceeded 10% of respective captions noted above.

Two suppliers accounted for approximately 70% and 13%, respectively, of total inventory purchases for the three months ended March 31, 2008 and three suppliers accounted for approximately 59%, 16% and 11%, respectively, of total inventory purchases for the three months ended March 31, 2007.  At March 31, 2008, amounts due to these two vendors represented approximately 38% and 3%, respectively, of accounts payable and accrued expenses. At December 31, 2007, amounts due to these two vendors represented approximately 45% and 1%, respectively, of accounts payable and accrued expenses. No other vendors exceeded 10% of respective captions noted above.

8. Subsequent Event

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution in the amount of $675,000 with an interest rate equal to the Wall Street Journal Prime Rate (currently 5.25%) with a floor of 5%. This line is collateralized by the short-term investments that are deemed auction rate securities. As of May 2, 2008, the Company has not drawn down on this line of credit.

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

ACTIVATION OF MUSCLE GROWTH, ENERGY AND TRANSPORT PATHWAYS

Exercise Performance
Our research into factors influencing exercise performance and muscle growth and recovery has led to the development and commercialization of a new generation of sports and recovery drinks.  The key to our technology is the specific ratio in which protein is combined with carbohydrates.  We received two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery.  Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic and strength training athlete.  These include:

· ENDUROX EXCEL®  - Introduced in May 1996 and March 1997.

· ENDUROX R4® Recovery Drink – Introduced in February 1999

· ACCELERADE® Sports Drink – Introduced in May 2001

· ACCEL GEL®  – Introduced in February 2004

· ENDUROX RESTORETM Recovery Drink for exercise lasting less than one hour – To be introduced in April 2008

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

We are eligible to receive royalty payments from Mott’s for a finite period, subject to an annual limitation on the amount of the royalty.  There are no annual minimum royalties. Mott’s launched ACCELERADE Ready To Drink (“RTD”) in the second quarter of 2007. Going forward, we believe Mott’s intends to focus ACCELERADE RTD exclusively on targeted channels and classes of trade and accounts where they expect the product to be financially viable.

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

We have continued research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage and chewable tablet) and also has the potential to be added to food and increase the satiation property of the food to which it was added.  Starting in the third quarter of 2003, the Company funded a number of clinical studies on an improved formulation.  The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal.  We have seven patents on our appetite suppressant technology with additional patents pending. We test launched a ready-to-drink beverage using this improved technology under the trade name SATIATRIM® in January 2007 and officially launched the product in June 2007. To date, we have not generated significant sales from this product line and do not expect to do so in the near term.

Type II Diabetes
Our appetite suppression technology may also have potential for the treatment of Type II diabetes, the fastest growing chronic condition in the U.S., affecting an estimated 46 million people. We have instituted clinical trials to measure the effectiveness of our formulation in controlling blood glucose.

(b)    Results of Operations – Three Months Ended March 31, 2008 and 2007

We recorded a net loss of ($271,405), or ($0.02) per share (basic and diluted), for the quarter ended March 31, 2008 compared to a net loss of ($224,416), or ($0.02) per share (basic and diluted), for the quarter ended March 31, 2007.  For the three-month period ended March 31, 2008, non-cash equity instrument-based (options) expense was $109,262 compared to $60,844 for the same period in 2007. Taking these non-cash items out results in net losses of ($162,143) and ($163,572) (non-GAAP measure), respectively, for the periods ending March 31, 2008 and 2007.

Revenues for the three-month period ended March 31, 2008 were $1,719,375 compared to $1,818,894 for the same period in 2007. Revenues decreased in the first quarter of 2008 as compared to the same period in 2007 as in the first quarter of 2007, we first implemented an aggressive new retailer program that involved freestanding racks and we aggressively discounted old labeled ACCELERADE of approximately $400,000 in sales in order to flush out old inventory to conform to the new CSAB ACCELERADE RTD packaging in anticipation of the CSAB Ready-To-Drink launch. We expect to continue to expand the retailer program involving freestanding racks throughout 2008 though and we also plan to launch new products in 2008 that can be introduced as part of this rack program.

 For the three months ended March 31, 2008, gross profit margin was 45.7% compared to 37.7% for the three months ended March 31, 2007. The first quarter of 2008 includes the effects of our first ever price increase that was effective July 1, 2007.  In the first quarter of 2007, in order to fully take advantage of the CSAB advertising spend, we redesigned all ACCELERADE and ACCEL GEL packaging to conform to the new CSAB ACCELERADE RTD packaging. To flush out old inventory, we aggressively discounted these products, leading to lower gross profit margins. We successfully initiated a 5% price increase on all of our products effective April 1, 2008 that should cover any increase in costs of raw materials or production in 2008.

Selling, general, and administrative (“S, G, & A”) expenses increased $161,278 to $1,010,444 for the three-month period ended March 31, 2008 from $849,166 for the three-month period ended March 31, 2007. For the three-month period ended March 31, 2008, non-cash options expense was $109,262 compared to $60,844 for the same period in 2007. S, G, & A expenses increased primarily due to the hiring of a President/Chief Operating Officer and a Vice President of Product Development and as well as, in the first quarter 2007, we incurred $107,000 of marketing expenses associated with the launch of SATIATRIM.

Research and development expenses were $31,911 for the three months ended March 31, 2008 compared to $75,370 for the three months ended March 31, 2007. We anticipate research and development expenses will increase as we conduct additional clinical trials on all of our products.

(c)    Liquidity and Capital Resources

At March 31, 2008, our current assets exceeded our current liabilities by approximately $3,341,000 with a ratio of current assets to current liabilities of approximately 3.9 to 1. At March 31, 2008, cash on hand was $178,454, a decrease of $1,534,259 from December 31, 2007, primarily as the result of an increase of $1,354,147 in other short-term investments, an increase of $393,667 in accounts receivable, a decrease in inventory of $234,717, a decrease in prepaid expenses of $35,680, an increase in accounts payable and accrued expenses of $191,113, repayments of notes payable of $16,205 and a decrease in deferred revenue of $76,886 from December 31, 2007. Accounts receivable increased at March 31, 2008 from December 31, 2007 due to higher revenues in the first quarter as compared to the fourth quarter of the previous year. Inventory also decreased due to higher sales volumes and better inventory management. Deferred revenue decreased as a major customer increased its sell-through to the end-user consumers in the first three months of 2008.

As of March 31, 2008, we have approximately $1.35 million invested in auction rate securities that are presented as short-term investments on the balance sheet. During the first quarter, we were able to redeem $150,000 of these investments with no gain or loss. We have subsequently been informed that requests for redemption have been temporarily suspended due to difficult credit market conditions. We have obtained a revolving line of credit with a financial institution that will accept these securities as collateral. We have evaluated our cash flow needs for the next 12 months and have determined that we will have sufficient funds to meet our current obligations as they come due and that if funds are needed, we have a viable alternative to accessing liquidity from the source noted above.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2008, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 2, 2008

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