Form 10-Q
period 2008-06-30
PACIFICHEALTH LABORATORIES INC
filed 2008-08-01
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

-OR-

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...to...

Commission File No. 333-36379

PACIFICHEALTH LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-3367588
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Matawan Road, Suite 420
Matawan, NJ	07747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (732) 739-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act) Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,559,998 shares of common stock, par value $0.0025, outstanding as of August 1, 2008.

PACIFICHEALTH LABORATORIES, INC.

Cautionary Note Regarding Forward-Looking Statements

As used herein, unless we otherwise specify, the terms the “Company,” "we," "us," and "our" means PacificHealth Laboratories, Inc.

This Report contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

●	The development, testing, and commercialization of new products and the expansion of markets for our current products;
●	The receipt of royalty payments from our agreements with business partners;
●	Implementing aspects of our business plan;
●	Financing goals and plans;
●	Our existing cash and whether and how long these funds will be sufficient to fund our operations; and
●	Our raising of additional capital through future equity financings.

These and other forward-looking statements are primarily in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Generally, you can identify these statements because they include phrases such as "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  We cannot be sure when or if we will be permitted by regulatory agencies to undertake clinical trials or to commence any particular phase of clinical trials.  Because of this, statements regarding the expected timing of clinical trials cannot be regarded as actual predictions of when we will obtain regulatory approval for any “phase” of clinical trials.

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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$535,687	$1,712,713
Other short-term investments	875,000	-
Accounts receivable, net	1,379,141	709,623
Inventories	1,667,970	2,010,446
Prepaid expenses	154,206	111,672
Total current assets	4,612,004	4,544,454

Property and equipment, net	225,913	185,007

Deposits	10,895	10,895

Total assets	$4,848,812	$4,740,356

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$48,092	$16,205
Accounts payable and accrued expenses	895,435	472,475
Deferred revenue	429,826	559,876
Total current liabilities	1,373,353	1,048,556

Stockholders' equity:
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
13,501,426 shares at June 30, 2008 and
13,501,426 shares at December 31, 2007	33,754	33,754
Additional paid-in-capital	19,076,281	18,874,609
Accumulated deficit	(15,634,576)	(15,216,563)

	3,475,459	3,691,800

Total liabilities and stockholders' equity	$4,848,812	$4,740,356

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues:
Net product sales	$2,370,429	$2,069,889	$4,089,804	$3,888,783

Cost of goods sold	1,315,887	1,304,359	2,248,682	2,437,246

Gross profit	1,054,542	765,530	1,841,122	1,451,537

Selling, general and administrative expenses	1,101,690	830,663	2,112,134	1,679,829
Research and development expenses	77,597	51,793	109,508	127,163
Depreciation expense	33,243	24,519	67,339	40,331
	1,212,530	906,975	2,288,981	1,847,323

Net operating loss	(157,988)	(141,445)	(447,859)	(395,786)

Other income (expense):
Other income	163	-	1,296	10,000
Interest income	11,683	15,395	29,147	35,931
Interest expense	(466)	(1,226)	(597)	(1,837)
	11,380	14,169	29,846	44,094

Loss before income taxes	(146,608)	(127,276)	(418,013)	(351,692)

Provision for income taxes	-	-	-	-

Net loss	$(146,608)	$(127,276)	$(418,013)	$(351,692)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares - basic and diluted	13,501,426	13,319,685	13,501,426	13,152,745

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net loss	$(418,013)	$(351,692)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	67,339	40,331
Allowance for doubtful accounts	6,000	6,000
Writedown of packaging inventory	-	49,135
Equity instrument-based expense	201,672	124,867
Changes in assets and liabilities:
Increase in accounts receivable	(675,518)	(674,490)
Decrease (increase) in inventories	342,476	(918,079)
Increase in prepaid expenses	(42,534)	(28,096)
Increase in accounts payable and accrued expenses	422,960	26,190
(Decrease) increase in deferred revenue	(130,050)	87,921
Net cash used in operating activities	(225,668)	(1,637,913)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	625,000	-
Purchase of fixed assets	(108,245)	(116,573)
Net cash provided by (used in) investing activities	516,755	(116,573)

Cash flows from financing activities:
Issuance of notes payable	58,537	79,305
Repayments of notes payable	(26,650)	(45,190)
Common stock issued	-	450,000
Proceeds from common stock options/warrants exercised	-	206,779
Net cash provided by financing activities	31,887	690,894

Net increase (decrease) in cash	322,974	(1,063,592)

Cash and cash equivalents, beginning balance	1,712,713	2,564,038

Reclassification of other short-term investments	(1,500,000)	-

Cash and cash equivalents, ending balance	$535,687	$1,500,446

Supplemental disclosures of cash flow information:
Cash paid for interest	$597	$1,837

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

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

The Company has a sales agreement with a significant customer for all products sold to this customer whereby all unsold product is subject to return provisions.  The Company recognizes revenue when this major customer sells through its products to its consumers.  At June 30, 2008, the Company has deferred $429,826 in revenues related to this customer. At December 31, 2007, the Company had deferred $559,876 in revenues related to this customer.

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

Accordingly, as of June 30, 2008, the Company has reclassified such investments from cash and cash equivalents to other short-term investments. During the six months ended June 30, 2008, the Company redeemed $625,000 of these investments with no gain or loss.

4. Inventories

As of June 30, 2008 and December 31, 2007, inventories consisted of the following:

	June 30, 2008	December 31,
	(Unaudited)	2007
Raw materials	$321,242	$266,624
Work-in-process	-	67,920
Packaging supplies	60,746	56,480
Finished goods	1,093,078	1,358,378
Finished goods on consignment	192,904	261,044
	$1,667,970	$2,010,446

Included above are reserves against finished goods of $37,258 and $176,363, respectively, at June 30, 2008 and December 31, 2007.

5. Stock Based Compensation

The Company accounts for equity instrument issuances in accordance with SFAS 123R, "Share-Based Payment".  Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee services in share-based payment transactions and issuances of stock options to employees. The Company recorded charges of $92,410 and $64,023, respectively, in the three-month periods ended June 30, 2008 and 2007, representing the effect on loss from continuing operations, loss before income taxes, and net loss. The Company recorded charges of $201,672 and $124,867, respectively, in the six-month periods ended June 30, 2008 and 2007, representing the effect on loss from continuing operations, loss before income taxes, and net loss.

The Company granted no stock options to employees and directors during the three months ended June 30, 2008. The Company granted 207,500 stock options to employees and directors during the six months ended June 30, 2008 with exercise prices ranging from $0.45 to $0.55 per share. There were 70,417 options that vest ratably in the first quarter of 2009; 70,417 of these options vest ratably in the first quarter of 2010; and 66,666 of these options vest ratably in the first quarter of 2011. These options were determined to have a total fair value of $87,988. Compensation expense recognized during the six months ended June 30, 2008 for these options amounted to $14,665. The Company granted 6,000 stock options to employees and directors during the three months ended June 30, 2007 with an exercise price of $2.05 per share. These options vest ratably through the second quarter of 2009. These options were determined to have a total fair value of $10,254. Compensation expense recognized during the three and six months ended June 30, 2007 amounted to $214. The total intrinsic value of options exercised during the three and six months ended June 30, 2008 and 2007 was $0 and $0, respectively.

The Company granted no stock options to consultants during the three months ended June 30, 2008 and June 30, 2007. The Company granted no stock options to consultants during the six months ended June 30, 2008. The Company granted 1,000 stock options to a consultant during the six months ended June 30, 2007 that vested upon grant with an exercise price of $2.10 per share. These options were determined to have a fair value of $1,510 that was charged to operations in the six-month period ended June 30, 2007.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Employee compensation	$92,410	$64,023	$201,672	$123,357
Consultant compensation	-	-	-	1,510
	$92,410	$64,023	$201,672	$124,867

A summary of employee options activity under our plans as of June 30, 2008 and changes during the six-month period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2008	2,338,500	$0.77
Granted during the period	207,500	$0.55
Exercised during the period	-	$-
Expired during the period	(34,500)	$1.46
Outstanding, June 30, 2008	2,511,500	$0.75	3.03	$2,880
Exercisable, June 30, 2008	1,216,001	$0.75	1.89	$2,880

The market value of the Company’s common stock as of June 30, 2008 was $0.28 per share.

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested, January 1, 2008	1,264,332	$0.80
Granted during the period	207,500	$0.55
Vested during the period	(176,333)	$0.95
Forfeited during the period	-	$-
Non-vested, June 30, 2008	1,295,499	$0.74

As of June 30, 2008, the total fair value of non-vested awards amounted to $591,653. The weighted average remaining period over which such options are expected to be recognized is 2.62 years.

The fair value of each option award during the six months ended June 30, 2008 is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

June 30, 2008
Expected volatility	103% - 104%
Weighted-average volatility	104%
Expected dividends	0.0%
Expected term (in years)	5
Risk-free rate	2.78% - 3.49%

6. Income Taxes

The Company has approximately $13,401,000 in federal and $4,051,000 in state net operating loss carryovers generated through December 31, 2007 that can be used to offset future taxable income in calendar years 2008 through 2027. The net operating loss carryovers will expire in the year 2015 through the year 2027. As of June 30, 2008, the Company has fully reserved for these net operating loss carryovers.

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

7. Concentrations

The Company’s two largest customers accounted for approximately 21% and 14%, respectively, of net sales for the three months ended June 30, 2008 and the Company’s two largest customers accounted for approximately 17% and 17%, respectively, of net sales for the three months ended June 30, 2007.  The Company’s two largest customers accounted for approximately 18% and 17%, respectively, of net sales for the six months ended June 30, 2008 and the Company’s two largest customers accounted for approximately 18% and 14%, respectively, of net sales for the six months ended June 30, 2007.  At June 30, 2008, amounts due from these two customers represented approximately 27% and 25%, respectively, of net accounts receivable. At December 31, 2007, amounts due from these two customers represented approximately 43% and 19%, respectively, of net accounts receivable. No other customers exceeded 10% of respective captions noted above.

Two suppliers accounted for approximately 56% and 34%, respectively, of total inventory purchases for the three months ended June 30, 2008 and two suppliers accounted for approximately 70% and 25%, respectively, of total inventory purchases for the three months ended June 30, 2007. Two suppliers accounted for approximately 61% and 27%, respectively, of total inventory purchases for the six months ended June 30, 2008 and two suppliers accounted for approximately 64% and 20%, respectively, of total inventory purchases for the six months ended June 30, 2007.  At June 30, 2008, amounts due to these two vendors represented approximately 17% and 31%, respectively, of accounts payable and accrued expenses. At December 31, 2007, amounts due to these two vendors represented approximately 45% and 1%, respectively, of accounts payable and accrued expenses. No other vendors exceeded 10% of respective captions noted above.

8. Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution in the amount of $675,000 with an interest rate equal to the Wall Street Journal Prime Rate ( 5.00% as of June 30, 2008) with a floor of 5.00%. This line is collateralized by the short-term investments that are deemed auction rate securities. As of August 1, 2008, the Company has not drawn down on this line of credit.

9. Subsequent Event

On July 8, 2008, the Company issued 58,572 shares of its common stock valued at $16,400 to the four outside directors of the Company as part of the 2008 Director’s Compensation package.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, the terms the “Company,” “we”, “us,” and “our” refer to PacificHealth Laboratories, Inc.

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

ACTIVATION OF MUSCLE GROWTH, ENERGY AND TRANSPORT PATHWAYS

Exercise Performance
Our research into factors influencing exercise performance and muscle growth and recovery has led to the development and commercialization of a new generation of sports and recovery drinks.  The key to our technology is the specific ratio in which protein is combined with carbohydrates.  We received two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery.  Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic athlete.  These include:

· ENDUROX® EXCEL® – Introduced in March 1997

· ENDUROX R4® Recovery Drink – Introduced in February 1999

· ACCELERADETM Sports Drink – Introduced in May 2001

· ACCEL GEL®  – Introduced in February 2004

· ENDUROX RESTORETM Recovery Drink for exercise lasting less than one hour – Introduced in April 2008

· ENDUROX® EXCEL® Natural Workout Supplement to build endurance – Introduced in June 2008

· ENDUROX® EXCEL® Electrolyte Replenisher to promote rehydration – Introduced in June 2008

· ENDUROX® EXCEL® Antioxidant Regenerator to prevent muscle fatigue – Introduced in June 2008

· ACCELERADETM HYDROTM Sports Drink with 30% less calories and 55% less sugar – Introduced in June 2008

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

We are eligible to receive royalty payments from Mott’s for a finite period, subject to an annual limitation on the amount of the royalty.  There are no annual minimum royalties. Mott’s launched ACCELERADE Ready To Drink (“RTD”) in the second quarter of 2007. Going forward, we believe Mott’s intends to focus ACCELERADE RTD exclusively on targeted channels and classes of trade where they expect the product to be financially viable.

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

(b)    Results of Operations – Three and Six Months Ended June 30, 2008 and 2007

We recorded a net loss of ($146,608), or ($0.01) per share (basic and diluted), for the quarter ended June 30, 2008 compared to a net loss of ($127,276), or ($0.01) per share (basic and diluted), for the quarter ended June 30, 2007.  For the three-month period ended June 30, 2008, non-cash equity instrument-based (options) expense was $92,410 compared to $64,023 for the same period in 2007. Taking these non-cash items out results in net losses of ($54,198) and ($63,253) (non-GAAP measure), respectively, for the three months ending June 30, 2008 and 2007. We recorded a net loss of ($418,013), or ($0.03) per share (basic and diluted), for the six months ended June 30, 2008 compared to a net loss of ($351,692), or ($0.03) per share (basic and diluted), for the six months ended June 30, 2007. For the six-month period ended June 30, 2008, non-cash equity instrument-based (options) expense was $201,672 compared to $124,867 for the same period in 2007. Taking these non-cash items out results in net losses of ($216,341) and ($226,825) (non-GAAP measure), respectively, for the six months ending June 30, 2008 and 2007.

Revenues for the three-month period ended June 30, 2008 increased 15% to $2,370,429 compared to $2,069,889 for the same period in 2007. Revenues for the six-month period ended June 30, 2008 increased 5% to $4,089,804 compared to $3,888,783 for the same period in 2007. Revenues increased in the three- and six- month periods ending June 30, 2008 as compared to the same periods in 2007 due to the introduction of new products as discussed in Item 2(a) above, the launch of an advertising campaign for both old and new products, and the continuation of our aggressive new retailer program that involves freestanding racks. We expect to continue to expand the retailer program involving freestanding racks throughout 2008 and we also plan to launch additional new products in 2008 that can be introduced as part of this rack program.

 For the three months ended June 30, 2008, gross profit margin was 44.5% compared to 37.0% for the three months ended June 30, 2007. For the six months ended June 30, 2008, gross profit margin was 45.0% compared to 37.3% for the six months ended June 30, 2007. The three- and six- month periods ending June 30, 2008 include the continuing impact of our first ever price increase that was effective July 1, 2007 as well as an additional 5% price increase on all of our products that was effective April 1, 2008.  In the first six months of 2007, in order to fully take advantage of the CSAB advertising spend, we redesigned all ACCELERADE and ACCEL GEL packaging to conform to the new CSAB ACCELERADE RTD packaging. To flush out old inventory, we aggressively discounted these products, leading to lower gross profit margins. The successful 5% price increase mentioned above should cover the increase in costs of raw materials or manufacturing in 2008, if any.

Selling, general, and administrative (“S, G, & A”) expenses increased $271,027 to $1,101,690 for the three-month period ended June 30, 2008 from $830,663 for the three-month period ended June 30, 2007. Selling, general, and administrative (“S, G, & A”) expenses increased $432,305 to $2,112,134 for the six-month period ended June 30, 2008 from $1,679,829 for the six-month period ended June 30, 2007. For the three-month period ended June 30, 2008, non-cash options expense was $92,410 compared to $64,023 for the same period in 2007. For the six-month period ended June 30, 2008, non-cash options expense was $201,672 compared to $124,867 for the same period in 2007. For the three- and six- month periods, S, G, & A expenses and non-cash options expense increased from the same periods in 2007 primarily due to the hiring of a President/Chief Operating Officer and a Vice President of Product Development.  S, G, & A expenses also increased due to $116,000 in advertising and promotional expenses incurred in 2008 for our exercise performance product lines that were not incurred in 2007.

Research and development expenses were $77,597 for the three months ended June 30, 2008 compared to $51,793 for the three months ended June 30, 2007. Research and development expenses were $109,508 for the six months ended June 30, 2008 compared to $127,163 for the six months ended June 30, 2007. We anticipate research and development expenses will increase as we conduct additional clinical trials on all of our products.

(c)    Liquidity and Capital Resources

At June 30, 2008, our current assets exceeded our current liabilities by approximately $3,239,000 with a ratio of current assets to current liabilities of approximately 3.4 to 1. At June 30, 2008, cash on hand was $535,687, a decrease of $1,177,026 from December 31, 2007, primarily as the result of an increase of $875,000 in other short-term investments, an increase of $669,518 in accounts receivable, a decrease in inventory of $342,476, an increase in prepaid expenses of $42,534, an increase in accounts payable and accrued expenses of $422,960, repayments of notes payable of $26,650, issuances of notes payable of $58,537 and a decrease in deferred revenue of $130,050 from December 31, 2007. Accounts receivable increased at June 30, 2008 from December 31, 2007 due to higher revenues in the second quarter as compared to the fourth quarter of the previous year. Inventory decreased due to higher sales volumes and better inventory management. Accounts payable and accrued expenses increased due to better cash management. Deferred revenue decreased as a major customer increased its sell-through to the end-user consumers in the first six months of 2008.

As of June 30, 2008, we have approximately $875,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During the first six months of 2008, we were able to redeem $625,000 of these investments with no gain or loss. Redemptions of these securities are currently difficult to complete due to difficult credit market conditions. We have obtained a revolving line of credit with a financial institution that will accept these securities as collateral. We have evaluated our cash flow needs for the next 12 months and have determined that we will have sufficient funds to meet our current obligations as they come due and that if funds are needed, we have a viable alternative to accessing liquidity from the source noted above.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by this item.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2008, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description of Exhibit(1)

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

Exhibit Number	Description of Exhibit(1)

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

PACIFICHEALTH LABORATORIES, INC.

By:	/S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 1, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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