Form 10-Q
period 2008-09-30
PACIFICHEALTH LABORATORIES INC
filed 2008-10-31
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,194,613 shares of common stock, par value $0.0025, outstanding as of October 30, 2008.

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

PART I.   FINANCIAL INFORMATION
     ITEM 1.   FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$906,881	$1,712,713
Other short-term investments	775,000	-
Accounts receivable, net	870,342	709,623
Inventories, net	1,215,226	2,010,446
Prepaid expenses	104,032	111,672
Total current assets	3,871,481	4,544,454

Property and equipment, net	267,968	185,007

Deposits	10,895	10,895

Total assets	$4,150,344	$4,740,356

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$32,261	$16,205
Accounts payable and accrued expenses	844,139	472,475
Deferred revenue	385,973	559,876
Total current liabilities	1,262,373	1,048,556

Stockholders' equity:
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
13,694,613 shares at September 30, 2008 and
13,501,426 shares at December 31, 2007	34,237	33,754
Additional paid-in-capital	19,338,279	18,874,609
Accumulated deficit	(16,484,545)	(15,216,563)
	2,887,971	3,691,800

Total liabilities and stockholders' equity	$4,150,344	$4,740,356

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues:
Net product sales	$2,176,196	$2,134,736	$6,266,000	$6,023,519

Cost of goods sold:
Cost of product sales	1,202,456	1,196,772	3,451,138	3,634,018
Reserve for obsolete inventory	84,669	439,208	84,669	439,208
Total cost of goods sold	1,287,125	1,635,980	3,535,807	4,073,226

Gross profit	889,071	498,756	2,730,193	1,950,293

Selling, general and administrative expenses	1,215,842	890,049	3,327,976	2,569,878
Research and development expenses	15,220	35,327	124,728	162,490
Depreciation expense	44,798	26,777	112,137	67,108
Restructuring expense	472,069	-	472,069	-
	1,747,929	952,153	4,036,910	2,799,476

Net operating loss	(858,858)	(453,397)	(1,306,717)	(849,183)

Other income (expense):
Interest income	9,425	16,603	38,572	52,534
Interest expense	(536)	(1,114)	(1,133)	(2,951)
Other income	-	5,003	1,296	15,003
	8,889	20,492	38,735	64,586

Loss before income taxes	(849,969)	(432,905)	(1,267,982)	(784,597)

Provision for income taxes	-	-	-	-

Net loss	$(849,969)	$(432,905)	$(1,267,982)	$(784,597)

Basic and diluted loss per share	$(0.06)	$(0.03)	$(0.09)	$(0.06)

Weighted average common shares - basic and diluted	13,557,005	13,446,579	13,520,156	13,251,766

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,267,982)	$(784,597)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	112,137	67,108
Allowance for doubtful accounts	9,000	9,000
Writedown of packaging inventory	-	49,135
Equity instrument based expense	325,719	189,958
Reserve of inventory	84,669	439,208
Restructuring expense	472,069	-
Changes in assets and liabilities:
Increase in accounts receivable	(169,719)	(586,979)
Decrease (increase) in inventories	526,178	(661,719)
Decrease in prepaid expenses	7,640	30,962
Increase (decrease) in accounts payable/accrued expenses	222,402	(343,815)
(Decrease) increase in deferred revenue	(173,903)	236,311
Net cash provided by (used in) operating activities	148,210	(1,355,428)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	725,000	-
Purchase of property and equipment	(195,098)	(137,032)
Net cash provided by (used in) investing activities	529,902	(137,032)

Cash flows from financing activities:
Issuance of notes payable	58,537	79,305
Repayments of notes payable	(42,481)	(79,747)
Common stock issued	-	450,000
Proceeds from common stock options/warrants exercised	-	276,036
Net cash provided by financing activities	16,056	725,594

Net increase (decrease) in cash	694,168	(766,866)

Cash and cash equivalents, beginning balance	1,712,713	2,564,038

Reclassification of other short-term investments	(1,500,000)	-

Cash and cash equivalents, ending balance	$906,881	$1,797,172

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,133	$2,951

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form   10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of revenue recognition as it relates to customer returns, inventory obsolescence, allowance for doubtful accounts, valuation allowances for deferred tax assets, restructuring charges, and valuation of share-based payments issued under Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R").

In the quarter ended September 30, 2008, the Company made the decision to restructure in order to be better able to sustain its base sports performance business. The Company eliminated a number of positions and chose to exit certain market sectors. As a result of these decisions, the Company recorded a restructuring charge in the amount of $472,069 in the quarter ending September 30, 2008. Approximately $138,000 of this charge was for the accelerated vesting of options to the Company’s former CEO pursuant to his Separation Agreement. Approximately $150,000 was accrued for severance and benefits for the eliminated positions. The Company wrote-off approximately $139,000 in SATIATRIM raw materials and packaging components that will no longer be used as the Company does not intend to market that brand any longer. The Company also wrote off approximately $45,000 in raw materials and packaging inventory for certain sports performance products that no longer fit into the Company’s plans. The Company does not anticipate incurring any additional restructuring charges.

2.	Revenue Recognition

Sales are recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectability is reasonably assured.  Sales are recorded net of incentives paid to customers.

The Company has a sales agreement with a significant customer for certain products sold to this customer whereby all unsold product is subject to return provisions.  The Company recognizes revenue when this major customer sells through its products to its consumers.  At September 30, 2008, the Company has deferred $385,973 in revenues related to this customer. At December 31, 2007, the Company had deferred $559,876 in revenues related to this customer.

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

Accordingly, as of September 30, 2008, the Company has classified such investments from cash and cash equivalents to other short-term investments. During the nine months ended September 30, 2008, the Company redeemed $725,000 of these investments with no gain or loss.

4.	Inventories

As of September 30, 2008 and December 31, 2007, inventories consisted of the following:

	September 30,
	2008	December 31,
	(Unaudited)	2007
Raw materials	$76,227	$266,624
Work-in-process	-	67,920
Packaging supplies	46,665	56,480
Finished goods	920,317	1,358,378
Finished goods on consignment	172,017	261,044
	$1,215,226	$2,010,446

Included above are reserves against finished goods of $121,927 and $176,363, respectively, at September 30, 2008 and December 31, 2007. During the nine-months ended September 30, 2008, the Company disposed of $139,105 of previously reserved finished goods.

5.	Stock Based Compensation

The Company accounts for equity instrument issuances in accordance with SFAS 123R, "Share-Based Payment".  Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee services in share-based payment transactions and issuances of stock options to employees. The Company recorded charges of $124,047 and $65,091, respectively, in the three-month periods ended September 30, 2008 and 2007, representing the effect on loss from continuing operations, loss before income taxes, and net loss. The Company recorded charges of $325,719 and $189,958, respectively, in the nine-month periods ended September 30, 2008 and 2007, representing the effect on loss from continuing operations, loss before income taxes, and net loss.

The Company granted 450,000 stock options to employees and directors during the three months ended September 30, 2008 with exercise prices ranging from $0.23 to $0.28 per share that vest ratably through the third quarter of 2012. These options were determined to have a total fair value of $85,700. Compensation expense recognized during the three months ended September 30, 2008 for these options amounted to $2,651. The Company granted 657,500 stock options to employees and directors during the nine months ended September 30, 2008 with exercise prices ranging from $0.23 to $0.55 per share. There are 70,417 options that vest ratably in the first quarter of 2009; 70,417 of these options vest ratably in the first quarter of 2010; 66,666 of these options vest ratably in the first quarter of 2011; and 450,000 of these options vest ratably through the third quarter of 2012. These options were determined to have a total fair value of $173,688. Compensation expense recognized during the nine months ended September 30, 2008 for these options amounted to $24,756. The Company granted 35,000 stock options to employees and directors during the three months ended September 30, 2007 with exercise prices ranging from $1.90 to $1.93 per share. 20,000 of these options vested in the first quarter of 2008 and 15,000 of these options vest ratably through the third quarter of 2010. These options were determined to have a total fair value of $55,465. The Company granted 61,000 stock options to employees and directors during the nine months ended September 30, 2007 with exercise prices ranging from $1.90 to $2.14 per share. These options were determined to have a total fair value of $101,519. Compensation expense recognized during the three months ended September 30, 2007 amounted to $65,091. Compensation expense recognized during the nine months ended September 30, 2007 amounted to $188,448. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $83,670 and $109,280, respectively.

The Company granted no stock options to consultants during the three months ended September 30, 2008 and September 30, 2007. The Company granted no stock options to consultants during the nine months ended September 30, 2008. The Company granted 1,000 stock options to a consultant during the nine months ended September 30, 2007 that vested upon grant with an exercise price of $2.10 per share. These options were determined to have a fair value of $1,510 that was charged to operations in the nine-month period ended September 30, 2007.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Employee compensation	$124,047	$65,091	$325,719	$188,448
Consultant compensation	-	-	-	1,510
	$124,047	$65,091	$325,719	$189,958

A summary of employee options activity under our plans as of September 30, 2008 and changes during the nine-month period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2008	2,338,500	$0.77
Granted during the period	657,500	0.35
Exercised during the period	-	-
Expired during the period	(74,500)	1.13
Outstanding, September 30, 2008	2,921,500	$0.67	3.14	$9,660
Exercisable, September 30, 2008	1,464,334	$0.79	1.93	$2,160

The market value of the Company’s common stock as of September 30, 2008 was $0.26 per share.

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested, January 1, 2008	1,264,332	$0.80
Granted during the period	657,500	0.35
Vested during the period	(464,666)	0.96
Forfeited during the period	-	-
Non-vested, September 30, 2008	1,457,166	$0.55

As of September 30, 2008, the total fair value of non-vested awards amounted to $466,273. The weighted average remaining period over which such options are expected to be recognized is 3.22 years.

The fair value of each option award during the nine months ended September 30, 2008 is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

September 30, 2008
Expected volatility	100% - 104%
Weighted-average volatility	101%
Expected dividends	0.0%
Expected term (in years)	5
Risk-free rate	2.78% - 3.49

A summary of warrant activity as of September 30, 2008 and changes during the nine-month period then ended is presented below:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Warrants	Shares	Price	Value
Balance, January 1, 2008	938,930	$0.64
Granted during the period	-	-
Expired during the period	(911,430)	0.63
Outstanding, September 30, 2008	27,500	$0.88	$-

6.	Income Taxes

The Company has approximately $13,401,000 in federal and $4,051,000 in state net operating loss carryovers generated through December 31, 2007 that can be used to offset future taxable income in calendar years 2008 through 2027. The net operating loss carryovers will expire in the year 2015 through the year 2027. As of September 30, 2008, the Company has fully reserved for these net operating loss carryovers.

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

The Company’s three largest customers accounted for approximately 16%, 13% and 10%, respectively, of net sales for the three months ended September 30, 2008 and the Company’s largest customer accounted for approximately 29% of net sales for the three months ended September 30, 2007.  The Company’s two largest customers accounted for approximately 17% and 16%, respectively, of net sales for the nine months ended September 30, 2008 and the Company’s two largest customers accounted for approximately 20% and 14%, respectively, of net sales for the nine months ended September 30, 2007.  At September 30, 2008, amounts due from these two customers represented approximately 27% and 17%, respectively, of net accounts receivable. At December 31, 2007, amounts due from these two customers represented approximately 43% and 19%, respectively, of net accounts receivable. No other customers exceeded 10% of respective captions noted above.

Two suppliers accounted for approximately 83% and 13%, respectively, of total inventory purchases for the three months ended September 30, 2008 and two suppliers accounted for approximately 63% and 37%, respectively, of total inventory purchases for the three months ended September 30, 2007. Two suppliers accounted for approximately 69% and 22%, respectively, of total inventory purchases for the nine months ended September 30, 2008 and two suppliers accounted for approximately 66% and 24%, respectively, of total inventory purchases for the nine months ended September 30, 2007.  At September 30, 2008, amounts due to these two vendors represented approximately 38% and 4%, respectively, of accounts payable and accrued expenses. At December 31, 2007, amounts due to these two vendors represented approximately 45% and 1%, respectively, of accounts payable and accrued expenses. No other vendors exceeded 10% of respective captions noted above.

8.	Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution in the amount of $675,000 with an interest rate equal to the Wall Street Journal Prime Rate (5.00% as of September 30, 2008) with a floor of 5.00%. This line is collateralized by the short-term investments that are deemed auction rate securities. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities. As of October 30, 2008, the Company has not drawn down on this line of credit.

9.	CEO Separation Agreement

The Company entered into a Separation Agreement with the former CEO effective August 1, 2008. The terms of the agreement consist of twelve equal monthly payments that aggregate $295,000 and include a non-compete clause.  As of September 30, 2008, the Company has recognized $49,166 of expense under this Agreement.

10.	Subsequent Events

On October 23, 2008 the Company sold 500,000 shares of common stock for $150,000 cash to several members of its management team.

From October 1, 2008 through October 30, 2008, the Company redeemed an additional $275,000 of auction rate securities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, the terms the “Company,” “we”, “us,” and “our” refer to PacificHealth Laboratories, Inc.

(a)	Introduction

PacificHealth Laboratories is a leading nutrition company that was incorporated in the State of Delaware in April 1995.  We focus on the development, marketing, and selling of patented premium nutrition tools that enable our consumers to enhance their health and improve their performance. Our principle areas of focus are sports performance and recovery, including optimal weight management. Our products can be marketed without prior Food and Drug Administration (“FDA”) approval under current regulatory guidelines. Going forward, we expect to become a more commercially oriented consumer packaged goods company that derives performance from its brands and science-based nutrition technology.

We are a pioneer in the development of patented protein-based nutritional products that activate biochemical pathways to enhance muscle performance and additionally the specific peptides involved in appetite regulation. We employ multiple strategies for the commercialization of our technologies: 1) launch a brand via highly targeted consumer channels, 2) license the technology to a major food or drug company, or 3) a combination of both 1 and 2.

During the quarter ended September 30, 2008, we made the decision to restructure the company to be better able to sustain our base sports performance business. We eliminated a number of positions within the company and chose to exit certain market sectors. As a result of these decisions, we recorded a restructuring charge in the amount of $472,069 in the quarter ending September 30, 2008. Approximately $138,000 of this charge was for the accelerated vesting of options to our former CEO pursuant to his Separation Agreement. Approximately $150,000 was accrued for severance and benefits for the eliminated positions. We wrote-off approximately $139,000 in SATIATRIM raw materials and packaging components that will no longer be used as we do not intend to market that brand any longer. We also wrote off approximately $45,000 in raw materials and packaging inventory for certain sports performance products that no longer fit into our plans. The restructuring initiative implemented in the third quarter of 2008 was aimed to reduce costs, improve the efficiency of operations, and to direct resources to higher growth, higher margin opportunities.

SPORTS PERFORMANCE
Our research into factors influencing exercise performance and muscle development and recovery has led to the development and commercialization of a new generation of sports and recovery drinks.  The key to our technology is the specific ratio in which protein is combined with carbohydrates.  We received two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery.  Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic athlete including:

ENDUROX® EXCEL® – Introduced in March 1997

ENDUROX R4® Recovery Drink – Introduced in February 1999

ACCELERADETM Sports Drink – Introduced in May 2001

ACCEL GEL®  – Introduced in February 2004

ENDUROX RESTORETM Recovery Drink for exercise lasting less than one hour – Introduced in April 2008

ENDUROX EXCEL Natural Workout Supplement to build endurance – Introduced in June 2008

ENDUROX EXCEL Electrolyte Replenisher to promote rehydration – Introduced in June 2008

ENDUROX EXCEL Antioxidant Regenerator to prevent muscle fatigue – Introduced in June 2008

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

We are eligible to receive royalty payments from Mott’s for a finite period, subject to an annual limitation on the amount of the royalty.  There are no annual minimum royalties. Mott’s launched ACCELERADE Ready To Drink (“RTD”) in the second quarter of 2007. We do not expect to receive any royalties from Mott’s in the near future.

Oral Rehydration
While we maintain ongoing development in this area, at the present time we have no plans to commercialize this technology.

Post-Surgical Muscle Recovery
While we maintain ongoing development in this area, at the present time we have no plans to commercialize this technology.

WEIGHT REGULATION
Satiety peptides have been shown to suppress appetite and reduce food intake.  Our research has specifically focused on developing nutritional formulations that can stimulate cholecystokin (CCK), one of the body’s primary satiety peptides. CCK is normally released after a meal, particularly one high in fat and protein.  CCK is often called the “feel full” protein because when it is released it gives a feeling of fullness and signals the brain to terminate the meal.  The objective of our research is to develop a nutritional composition that stimulates and extends the duration of action of CCK in a calorically efficient way, i.e. to cause a release of CCK with 45-50 calories of specific nutrients rather than 1,000 calories.

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

We have continued research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage, powder beverage, bars, chewable tablet). Starting in the third quarter of 2003, the Company funded a number of clinical studies on a further improved ready to drink formulation.  The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal.  We have seven patents on our appetite suppressant technology with additional patents pending. We officially launched SATIATRIM® in June 2007. To date, we have not generated significant sales from this product line and do not expect to do so in the near term. We have significant plans for this technology under a new brand and strategy platform that compliments both our commercial model and strengths and will be in market in 2009.

Type II Diabetes
While we maintain ongoing development in this area, at the present time we have no plans to commercialize this technology.

(b)	Results of Operations – Three and Nine Months Ended September 30, 2008 and 2007

We recorded a net loss of ($849,969), or ($0.06) per share (basic and diluted), for the quarter ended September 30, 2008 compared to a net loss of ($432,905), or ($0.03) per share (basic and diluted), for the quarter ended September 30, 2007. For the three-month period ended September 30, 2008, non-cash equity instrument-based expense was $124,047 compared to $65,091 for the same period in 2007. We recorded a $472,069 restructuring charge and wrote-off $84,669 of SATIATRIM finished goods in the third quarter of 2008 as detailed below. We wrote-off $439,208 of SATIATRIM finished goods in the third quarter of 2007 as detailed below. Taking these non-cash items out results in a net loss of ($169,184) (non-GAAP measure) for the three months ending September 30, 2008 and net income of $71,394 (non-GAAP measure) for the three months ending September 30, 2007. We recorded a net loss of ($1,267,982), or ($0.09) per share (basic and diluted), for the nine months ended September 30, 2008 compared to a net loss of ($784,597), or ($0.06) per share (basic and diluted), for the nine months ended September 30, 2007. For the nine-month period ended September 30, 2008, non-cash equity instrument-based expense was $325,719 compared to $189,958 for the same period in 2007. We recorded a $472,069 restructuring fee and wrote-off $84,669 of SATIATRIM finished goods in the nine months ended September 30, 2008 as detailed below. We wrote-off $439,208 of SATIATRIM finished goods in the nine months ended September 30, 2007 as detailed below. Taking these non-cash items out results in net losses of ($385,525) and ($155,431) (non-GAAP measure), respectively, for the nine months ending September 30, 2008 and 2007.

Revenues for the three-month period ended September 30, 2008 increased 2% to $2,176,196 compared to $2,134,736 for the same period in 2007. Revenues for the nine-month period ended September 30, 2008 increased 4% to $6,266,000 compared to $6,023,519 for the same period in 2007. Revenues increased in the three- and nine- month periods ending September 30, 2008 as compared to the same periods in 2007 due to the introduction of new products as discussed in Item 2(a) above and the continuation of our aggressive new retailer program that involves freestanding racks.

 For the three months ended September 30, 2008, gross profit margin on product sales was 44.7% compared to 43.9% for the three months ended September 30, 2007. For the nine months ended September 30, 2008, gross profit margin on product sales was 44.9% compared to 39.7% for the nine months ended September 30, 2007. The three- and nine- month periods ending September 30, 2008 and September 30, 2007 include the impact of a 10% price increase on all of our products that was effective July 1, 2007. The three- and nine- month periods ending September 30, 2008 also includes an additional 5% price increase on all of our products that was effective April 1, 2008. In 2007, in order to fully take advantage of the CSAB advertising spend, we redesigned all ACCELERADE and ACCEL GEL packaging to conform to the new CSAB ACCELERADE RTD packaging. To flush out old inventory, we aggressively discounted these products, leading to lower gross profit margins in the first nine months of 2007.

During the quarter ended September 30, 2008, we reserved $84,669 of SATIATRIM inventory that has expiration dates in December 2008. Our marketing efforts in 2008 did not result in sufficient sales to be able to project that we would be able to sell through this inventory before it expires. During the quarter ended September 30, 2007, we reserved $439,208 of SATIATRIM inventory that has expiration dates between December 2007 and January 2008. Our marketing efforts in 2007 did not result in sufficient sales to be able to project that we would be able to sell through this inventory before it expires.

Selling, general, and administrative (“S, G, & A”) expenses increased $325,793 to $1,215,842 for the three-month period ended September 30, 2008 from $890,049 for the three-month period ended September 30, 2007. S, G, & A expenses increased $758,098 to $3,327,976 for the nine-month period ended September 30, 2008 from $2,569,878 for the nine-month period ended September 30, 2007. For the three- and nine- month periods, S, G, & A expenses increased from the same periods in 2007 primarily due to the hiring of a President/Chief Executive Officer and a Vice President of Product Development.  S, G, & A expenses also increased due to $281,000 in advertising and promotional expenses incurred in 2008 for our exercise performance product lines that were not incurred in 2007. Included in S, G, & A in the three- and six-month periods ending September 2008 is approximately $49,000 paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments will continue at the rate of approximately $24,500 per month through July 31, 2009.

Research and development (“R & D”) expenses were $15,220 for the three months ended September 30, 2008 compared to $35,327 for the three months ended September 30, 2007. R & D expenses were $124,728 for the nine months ended September 30, 2008 compared to $162,490 for the nine months ended September 30, 2007. R & D expenses are lower for the three- and nine-month periods ending September 30, 2008 as compared to the same periods in 2007 due to scaling back our R & D program as we transition to a consumer packaged goods company.

Depreciation expense was $44,798 for the three months ended September 30, 2008 compared to $26,777 for the three months ended September 30, 2007. Depreciation expense was $112,137 for the nine months ended September 30, 2008 compared to $67,108 for the nine months ended September 30, 2007. Depreciation expense is higher in both the three and nine month periods ending September 30, 2008 compared to the same periods in 2007 due to the purchase of free standing racks utilized in our retailer program.

(c)	Liquidity and Capital Resources

At September 30, 2008, our current assets exceeded our current liabilities by approximately $2,609,000 with a ratio of current assets to current liabilities of approximately 3.1 to 1. At September 30, 2008, cash on hand was $906,881, a decrease of $805,832 from December 31, 2007, primarily as the result of an increase of $775,000 in other short-term investments, an increase of $160,719 in accounts receivable (net of allowances), a decrease in inventory of $795,220 (net of reserves), a decrease in prepaid expenses of $7,640, an increase in accounts payable and accrued expenses of $371,664, repayments of notes payable of $42,481, issuances of notes payable of $58,537 and a decrease in deferred revenue of $173,903 from December 31, 2007. Accounts receivable increased at September 30, 2008 from December 31, 2007 due to higher revenues in the third quarter as compared to the fourth quarter of the previous year. Inventory decreased due to higher sales volumes, better inventory management, the write-off of SATIATRIM finished goods inventory and the write-off of raw materials and packaging associated with the restructuring as note above. Accounts payable and accrued expenses increased primarily due to expenses incurred and accrued associated with the restructuring as noted above. Deferred revenue decreased as a major customer increased its sell-through to the end-user consumers in the first nine months of 2008.

As of September 30, 2008, we have approximately $775,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During the first nine months of 2008, we were able to redeem $725,000 of these investments with no gain or loss. Redemptions of these securities are currently difficult to complete due to difficult credit market conditions. We have obtained a revolving line of credit with a financial institution that will accept these securities as collateral. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities. We have evaluated our cash flow needs for the next 12 months and have determined that we will have sufficient funds to meet our current obligations as they come due and, if funds are needed, we have a viable alternative to accessing liquidity from the source noted above.

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

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2008, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFICHEALTH LABORATORIES, INC.

By:	/S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	October 30, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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