Form 10-K
period 2008-12-31
PACIFICHEALTH LABORATORIES INC
filed 2009-03-02
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to _________________________

Commission File No. 333-36379

PACIFICHEALTH LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3367588
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Matawan Road, Suite 420
Matawan, NJ  07747
(Address of principal executive offices)

732/739-2900
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:      None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0025 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).   ☐ Yes    ☒ No

The issuer’s revenues for its most recent fiscal year were $7,235,991.

At June 30, 2008, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $2,828,090.

As of February 27, 2009, the issuer had 14,462,468 shares of common stock outstanding.

PACIFICHEALTH LABORATORIES, INC.
FORM 10-K
Fiscal Year Ended December 31, 2008

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

●	The development of new products and the expansion of the market for our current products;
●	Implementing aspects of our business plans;
●	Financing goals and plans;
●	Our existing cash and whether and how long these funds will be sufficient to fund our operations; and
●	Our raising of additional capital through future equity financings.

These and other forward-looking statements are primarily in the sections entitled "Item 7  - Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Item 1 - Business." Generally, you can identify these statements because they use phrases like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control.  Cautionary language in this Report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 – Business and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

1(a)         Business Development

PacificHealth Laboratories (hereinafter referred to as the “Company”, “us”, or “we”) is a leading nutrition company that was incorporated in the State of Delaware in April 1995.  We focus on the development, marketing, and selling of patented premium nutrition tools that enable our consumers to enhance their health and improve their performance. Our principle areas of focus are sports performance and recovery, including optimal weight management. Our products can be marketed without prior Food and Drug Administration (“FDA”) approval under current regulatory guidelines. Going forward, we expect to become a more commercially oriented consumer driven company that derives performance from its brands and science-based nutrition technology. As detailed in Item 1(b) below, on February 22, 2006, we sold to Mott’s LLP the patents, trademarks, web sites and other intellectual property related to our ACCELERADE® and ENDUROX® sports nutrition product lines, and we entered into a license agreement with Mott’s that gives us the exclusive, royalty-free right to continue to sell these products in powder, gel and pill form.

1(b)         Business of the Issuer

We are a pioneer in the development of patented protein-based nutritional products that activate biochemical pathways to enhance muscle endurance and additionally the specific peptides involved in appetite regulation. We employ multiple strategies for the commercialization of our technologies including: 1) launching a brand via highly targeted consumer channels, 2) licensing the technology to a major food or drug company, or 3) a combination of both 1 and 2.

During the quarter ended September 30, 2008, we made the decision to restructure the Company to be better able to sustain our base sports performance business. We eliminated a number of positions within the Company and chose to exit certain market sectors. As a result of these decisions, we recorded a restructuring charge in the amount of $472,069 in the quarter ended September 30, 2008. Approximately $138,000 of this charge was for the accelerated vesting of options to our former CEO pursuant to his Separation Agreement. Approximately $150,000 was accrued for severance and benefits for the eliminated positions. We wrote-off approximately $139,000 in SATIATRIM raw materials and packaging components that will no longer be used as we do not intend to market that brand any longer. We also wrote off approximately $45,000 in raw materials and packaging inventory for certain sports performance products that no longer fit into our plans. The restructuring initiative implemented in the third quarter of 2008 was aimed to reduce costs, improve the efficiency of operations, and to direct resources to higher growth, higher margin opportunities.

Sports Performance

Our research into factors influencing exercise performance, muscle endurance, and recovery has led to the development and commercialization of a new generation of sports and recovery drinks.  The key to our technology is the specific ratio in which protein is combined with carbohydrates.  We have received two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery.  Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic athlete including:

· ENDUROX R4® Recovery Drink – Introduced in February 1999

· ACCELERADETM Sports Drink – Introduced in May 2001

· ACCELERADETM HYDROTM Sports Drink with 30% less calories and 55% less sugar – Introduced in June 2008

· ACCEL GEL®  – Introduced in February 2004

· ENDUROX RESTORETM Recovery Drink for exercise lasting less than one hour – Introduced in April 2008

· ENDUROX® EXCEL® – Introduced in March 1997

· ENDUROX EXCEL Natural Workout Supplement to build endurance – Introduced in June 2008

· ENDUROX EXCEL Electrolyte Replenisher to promote rehydration – Introduced in June 2008

· ENDUROX EXCEL Antioxidant Regenerator to prevent muscle fatigue – Introduced in June 2008

On February 22, 2006, pursuant to an Asset Purchase Agreement of the same date, we sold to Mott’s LLP (“Mott’s”), a division of Cadbury Schweppes Americas Beverages (“CSAB”), the patents, trademarks, web sites, and other intellectual property related to our ACCELERADE and ENDUROX sports nutrition product lines. Simultaneously, we entered into a License Agreement with CSAB giving us the exclusive, royalty free right to continue to sell our sports nutrition products in powder, gel and pill form.  Consequently, we will continue to sell our current sports nutrition products in the same manner as prior to the sale of the intellectual property assets. We are eligible to receive royalty payments from Mott’s for a finite period, subject to an annual limitation on the amount of the royalty.  There are no annual minimum royalties. Mott’s launched ACCELERADE Ready To Drink (“RTD”) in the second quarter of 2007 with mixed results  and we do not expect to receive any royalties from Mott’s in the near future.

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

We have continued research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage, powder beverage, bars, chewable tablet). Starting in the third quarter of 2003, the Company funded a number of clinical studies on a further improved ready to drink formulation.  The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal.  We have seven patents on our appetite suppressant technology with additional patents pending. We launched an exclusively on-line brand, SATIATRIM®, in June 2007. To date, we have not generated significant sales from this product line and have subsequently discontinued it.

We have significant plans for this technology under a new brand name (FORZE GPS™) and strategy platform that compliments both our commercial model and strengths. FORZE GPS is the first appetite management nutrition tool designed specifically for athletes. With a patented blend of natural fats, protein, and calcium, FORZE GPS activates the body’s natural appetite control signal. Designed to be taken before or between meals as a snack replacement, FORZE GPS helps control hunger thereby allowing our athletes to stick to their nutrition plan and achieve their optimal weight and thereby performance.  We expect to launch FORZE GPS in early 2009 and anticipate that it will be commercialized beyond our sports specialty channel in due course.

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

All of our existing and proposed products are expected to be manufactured in the United States or Canada by third parties.  See item 1(b)(i) below.

1(b)(i)     Principal Products and Markets

(a) ENDUROX R4 Recovery Drink

We launched ENDUROX R4 Recovery Drink in March 1999.  Clinical trials funded by us during 1998 at the University of North Texas Health Science Center in Fort Worth, Texas and the Human Performance Lab at St. Cloud University in St. Cloud, Minnesota showed that when tested against the nation’s leading sports drink, ENDUROX R4 delivered equal hydration effectiveness while enhancing performance and extending endurance by 55%, decreasing post-exercise muscle stress by 36%, reducing free radical build-up by 69%, and increasing the replenishment of muscle glycogen following exercise. These results have been published in a peer-reviewed journal. In April 2000, we were issued patent United States Patent No. 6,051,236 for ENDUROX R4.  Patent office acceptance of specific claims does not necessarily permit us to make any specific claims to the public regarding this product.  Our ability to make those claims is governed by the Food and Drug Administration (“FDA”), Federal Trade Commission, and other federal government agency regulations and guidelines.

(b) ACCELERADE Sports Drink

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

(c) ACCEL GEL Energy Gel

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

(d) ENDUROX EXCEL Dietary Supplement

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

In the years ended December 31, 2008 and 2007, our expenditures for product advertising and promotion were approximately $326,000 and $159,000, respectively. Advertising expenditures increased in 2008 due to Mott’s no longer actively marketing ACCELERADE.

1(b)(iii)   Status of Publicly Announced New Products

The status of all products that have been the subject of or mentioned in public announcements by us in the past year are discussed above under the caption “1(b)(i) - Principal Products and Markets”.

1(b)(iv)   Competition

In the sports performance market, following the asset sale of our sports drink intellectual property to Mott’s, we will only be manufacturing and distributing powder versions of ACCELERADE and ENDUROX R4 as well as ACCEL GEL.  Our primary marketing focus will be the serious endurance athlete (cyclist, runner, triathlete and swimmer), as well as team sports.  There are a number of companies that currently market products that compete with ENDUROX R4 and ACCELERADE.  The major companies include Cytosport, PowerBar, EAS, and Clif Bar. Increased competitive activity from such companies could make it more difficult for us to establish market share since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than we do.

The weight loss market is highly competitive.  Weight loss products tend to fall into four categories including: herbal supplements, meal replacement products (e.g., Slim Fast), food plans (e.g., Weight Watchers) and prescription products (e.g., Xenical). Today, weight loss products are manufactured by dietary supplement manufacturers, pharmaceutical manufacturers, diet food companies, and over-the-counter drug companies. Intense competitive activity in this market could make it difficult for us to establish market share, as most of the companies that have products in this category have greater financial, marketing, sales, manufacturing, and distribution resources than we have. That said, we will be commercializing our technology to a group of consumers and class of trade that does not currently service this category, ie, sports specialty retail, and will look to leverage this provenance in due course.

We believe that long-term success in the marketplace for any of our products will be dependent on the proprietary nature of our efficacious formulas, as well as such factors as distribution and marketing capabilities.

1(b)(v)  Suppliers of Raw Materials

We do not have manufacturing facilities and have no present intention to manufacture any products ourselves.  We fulfill product needs through relationships with independent manufacturers.  We presently do not have long-term contracts with any of these manufacturers but intend to enter in to agreements where appropriate.  Competitors that do their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas because of their control of the manufacturing process.

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

1(b)(vi)   Dependence on Major Customers

GNC and Performance, Inc. accounted for approximately 18% and 15%, respectively, of net sales in 2008 and 36% and 8%, respectively, of net accounts receivable at December 31, 2008. Deferred revenue for consigned inventory at GNC was $347,945 as of December 31, 2008. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

The U.S. economy is currently experiencing a significant retraction, and it is possible that we will see further economic deterioration in the immediate future. Weakening economic conditions or outlook could reduce the consumption of discretionary products. We expect that much of our revenues will be from retailers whose success is dependent on consumers’ willingness to spend money on these discretionary items. This may adversely affect our revenues, which would adversely affect our business and financial results.

1(b)(vii)  Patents and Trademarks

The following describes the patents and trademarks we have obtained related to our sports nutrition products and our weight loss technology.  On February 22, 2006, we sold the patents and trademarks related to our ACCELERADE and ENDUROX line of sports nutrition products to Mott’s, subject to an exclusive royalty-free license back to us to continue to market the powder, gel and pill form of these products.

We received a use patent, United States Patent No. 5,585,101, in December 1996 covering the use of ciwujia, the principal active herb in ENDUROX and ENDUROX EXCEL caplets, entitled Method to Improve Performance During Exercise Using the Ciwujia Plant. This patent expires in December 2013.

We received a composition of matter patent, United States Patent No. 6,051,236, in April 2000 entitled Composition for Optimizing Muscle Performance During Exercise (see Item 1(b)(i)(a)). This patent expires in April 2017.

We received a composition of matter patent, United States Patent No. 6,207,638, in March 2001 entitled Nutritional Intervention Composition for Enhancing and Extending Satiety. This patent expires in March 2018.

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

The patent holder for all patents is our former CEO, Dr. Robert Portman.  Our policy is to have all patents assigned to us upon filing. Patent Nos. 6,051,236 and 6,989,171 above have been assigned to Mott’s. To the extent we do not have patents on our products, there can be no assurance that another company will not replicate one or more of our products.  Nor is there any assurance that existing or future patents will provide meaningful protection or significant competitive advantages over competing products. For example, our use patent on ciwujia would not prevent the sale of a product containing that herb with a claim or for a use that was not covered by our patent.

We also obtained federal trademark registrations for ENDUROX EXCEL, ENDUROX R4, ACCELERADE, ACCEL GEL, and SATIATRIM among others. We have filed our trademarks in most Western European countries, Canada, Mexico and Japan. Our policy is to pursue registrations for all of the trademarks associated with our key products, and to protect our legal rights concerning the use of our trademarks. We rely on common law trademark rights to protect our unregistered trademarks.

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

In 2000, the FDA issued new guidelines concerning statements made for dietary supplements. These regulations have important implications for the marketing of weight loss products. Previously the regulations made it clear that a product that made a claim for obesity must be treated as a drug. Under the regulations issued in 2000, the FDA makes a distinction between obesity and overweight. Overweight is no longer considered a disease but rather a natural life process. Overweight is considered a condition that affects the structure and function of the body. As now defined, dietary supplements can make a claim for ordinary weight loss rather than as a treatment for obesity.  Furthermore, these regulations also permit the use of appetite suppressant as a structure/function claim under DSHEA. The issuance of these regulations will give us greater latitude in the types of claims that we can make for weight loss products as long as we can substantiate such claims by the necessary studies.

1(b)(x)    Expenditures for Research and Development

Our research and development (“R & D”) expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were approximately as follows: 2008 - $151,000; 2007 - $211,000. In 2008, technical R&D expenses decreased in line with the refocusing of resources to more commercially focused research. Such commercially focused research expenses would be included in Sales & Marketing expenses.

1(b)(xi)   Compliance with Environmental Laws

Except as described above under Item 1(b)(viii) and (ix), we are not aware of any administrative or other costs that we may incur which are directly related to compliance with environmental laws, and we have not experienced any other significant effect from the impact of environmental laws.

1(b)(xii)  Employees

At the present time, we have nine (9) full time employees. Of these, two employees are executive, four are in sales and marketing, and three are in accounting, operations and administration. We may employ a number of consultants who devote limited portions of their time to our business. None of our employees are represented by a union and we believe that our employee relations are good.

ITEM 1A.	RISK FACTORS

We are not required to provide the information requested by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have a lease agreement for office space in Matawan, NJ for the rental of 5,500 square feet expiring June 2012. Rent including utilities will be $140,250 annually for the next 18 months; $145,750 annually for the next 12 months; and $151,250 annually for the last 12 months.

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

We did not submit any matters to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

5(a)         Market Information.

Our common stock is currently traded on the over-the-counter market on the OTC Bulletin Board, under the symbol "PHLI".

The following table sets forth the high and low sales prices of our common stock since January 1, 2007, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

Year ended December 31, 2008	High	Low

First Quarter	$0.68	$0.40
Second Quarter	$0.53	$0.28
Third Quarter	$0.30	$0.22
Fourth Quarter	$0.30	$0.12

Year ended December 31, 2007	High	Low

First Quarter	$2.35	$1.08
Second Quarter	$2.65	$1.65
Third Quarter	$3.38	$1.55
Fourth Quarter	$1.80	$0.55

On February 27, 2009, the closing price of our common stock as reported by the OTC Bulletin Board was $0.14 per share.

5(b)         Holders

As of February 27, 2009, there were 103 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our stock as many beneficial holders have their stock in “street name”.

5(c)         Dividends

We have never paid or declared dividends upon our common stock, and we do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future.

5(d)	Recent Sales of Unregistered Securities

5(d)(i)     Recent Sales of Unregistered Securities

There were no sales of unregistered securities other than as reported in prior reports on Forms 10-KSB, 10-QSB, 10-Q, or 8-K.

Company Repurchases

We did not repurchase any shares of our common stock in the fourth quarter of 2008.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected scaled disclosure reporting and therefore are not required to provide information required by this Item 6.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

7(a)         Introduction

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

In April 2000, we introduced our first product for weight loss that was based upon a novel mode of action – the stimulation of one of the body’s principal satiety peptides, cholecystokinin (CCK).  This technology was launched under the brand name SATIETROL.  In June 2001, we licensed this product to GlaxoSmithKline and discontinued promotion of our brand.  In September 2002, the license was returned to us and we initiated a program to improve both the efficacy and form versatility of the technology.  We introduced a new ready-to-drink beverage based on this enhanced technology under the brand name SATIATRIM exclusively on-line in January 2007.  We officially launched SATIATRIM in June 2007. To date, we have not generated significant sales from this product line and have discontinued this product.  We expect to launch FORZE GPS in early 2009.

In February 2006, we entered into an asset sale with Mott’s, LLC, a division of Cadbury Schweppes, (see Item 1(b)).  As part of the agreement, we will continue to sell the powder, gel and pill forms of ACCELERADE, ENDUROX R4 and ACCEL GEL, both in the United States and in those countries where we are presently doing business.

7(b)         Results of Operations - Years Ended December 31, 2008 and 2007

We recorded a net loss of ($1,994,353), or ($0.15) per share basic and diluted, for the year ended December 31, 2008, compared to a net loss of ($1,276,059), or ($0.10) per share basic and diluted, for the year ended December 31, 2007. For the year ended December 31, 2008, non-cash equity instrument-based expense was $423,986. In 2008, we recorded a $472,069 restructuring fee and wrote-off $201,697 of inventory as detailed below. For the year ended December 31, 2007, non-cash equity instrument-based expense was $274,890. In 2007, we wrote-off $439,208 of inventory as detailed below. Taking these non-cash items out results in net losses of ($896,601) and ($561,961) (non-GAAP measures), respectively, for the years ending December 31, 2008 and 2007.  The non-GAAP measure loss for the year ended December 31, 2008 was higher than in 2007 primarily as the result of higher general and administrative expenses as detailed below.

Revenues decreased 2.6% in the year ended December 31, 2008 to $7,235,991 from $7,427,857 for the year ended December 31, 2007. Revenues decreased for the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily due to the loss of Mott’s ACCELERADE Ready-to-Drink advertising and promotional campaign as well as the weakened U. S. economic conditions.

For the year ended December 31, 2008, gross profit margin was 41.8% compared to 34.2% for the year ended December 31, 2007. The primary reason for the increased gross profit margin in 2008 compared to 2007 was the SATIATRIM inventory reserve in 2007 (see paragraph below.) For the year ended December 31, 2008, gross profit margin on product sales was 44.6% (non-GAAP measure, exclusive of inventory reserve and write-off, see paragraph below) compared to 40.1% (non-GAAP measure, exclusive of inventory reserve, see paragraph below) for the year ended December 31, 2007 sales. The years ended December 31, 2008 and 2007 include the impact of a 10% price increase on all of our products that was effective July 1, 2007. The year ended December 31, 2008 also includes an additional 5% price increase on all of our products that was effective April 1, 2008. In 2007, in order to fully take advantage of the Mott’s advertising spend, we redesigned all ACCELERADE and ACCEL GEL packaging to conform to the new Mott’s ACCELERADE RTD packaging. To flush out old inventory, we aggressively discounted these products, leading to lower gross profit margins in 2007.

During the quarter ended December 31, 2008, we wrote off $61,731 of raw materials associated with our SATIATRIM product line that cannot be used due to obsolescence and wrote off $55,297 of ACCEL GEL finished goods that was deemed unacceptable for sale. During the quarter ended September 30, 2008, we reserved $84,669 of SATIATRIM inventory that had expiration dates in December 2008 based upon poor sales performance of the brand. Our marketing efforts in 2008 did not result in sufficient sales to be able to project that we would be able to sell through this inventory before it expires. During the quarter ended September 30, 2007, we reserved $439,208 of SATIATRIM inventory that had expiration dates between December 2007 and January 2008. Our marketing efforts in 2007 did not result in sufficient sales to be able to project that we would be able to sell through this inventory before it expired.

Sales and marketing (“S & M”) expenses decreased to $898,914 for the year ended December 31, 2008 from $917,511 for the year ended December 31, 2007. S & M expenses decreased primarily due to the investment in marketing and other expenses associated with the launch of SATIATRIM in 2007.

General and administrative (“G & A”) expenses increased to $3,542,483 for the year ended December 31, 2008 from $2,774,823 for the year ended December 31, 2007. G & A expenses increased in 2008 primarily due to the hiring of a President/Chief Executive Officer and a Vice President of Product Development as well as an increase in depreciation expense due to the purchase of free standing racks utilized in our retailer program. Included in G & A in 2008 is approximately $123,000 paid to our former CEO in consideration of non-compete provisions pursuant to his Separation Agreement. These payments will continue at the rate of approximately $24,500 per month through July 31, 2009.

Research and development (“R & D”) expenses were $150,767 for the year ended December 31, 2008 compared to $211,078 for the year ended December 31, 2007.  In 2008, technical R&D expenses decreased in line with the refocusing of resources to more commercially focused research. Such commercially focused research expenses would be included in Sales & Marketing expenses.

Interest expense was $1,468 for the year ended December 31, 2008 compared to $3,496 for the year ended December 31, 2007.

7(c)         Liquidity and Capital Resources

At December 31, 2008, our current assets exceeded our current liabilities by approximately $2,150,000 with a ratio of current assets to current liabilities of approximately 3.2 to 1. At December 31, 2007, our current assets exceeded our current liabilities by approximately $3,496,000 with a ratio of current assets to current liabilities of approximately 4.3 to 1. At December 31, 2008, cash on hand was $888,993, a decrease of $823,720 from December 31, 2007, primarily as the result of the net loss for the year as well as an increase of $300,000 in other short-term investments, a decrease of $253,772 in accounts receivable, a decrease in inventory of $702,130, an increase in prepaid expenses of $47,528, an increase in accounts payable and accrued expenses of $82,879, net issuances of notes payable of $42,605 and a decrease in deferred revenue of $211,931 from December 31, 2007. Accounts receivable decreased at December 31, 2008 from December 31, 2007 due to lower revenues in the fourth quarter of 2008 as compared to the fourth quarter of 2007. Inventory decreased due to better inventory management, the write-off of SATIATRIM finished goods inventory, and the write-off of raw materials and packaging associated with the restructuring as noted above. Accounts payable and accrued expenses increased primarily due to expenses incurred and accrued associated with the restructuring as noted above. Deferred revenue decreased as a major customer increased its sell-through to the end-user consumers in 2008. In addition, we issued common stock in connection with sales of common stock resulting in proceeds of $150,000 during 2008.

At December 31, 2008, we have $300,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During 2008, we were able to redeem $1,200,000 of these investments with no gain or loss. Redemptions of these securities are currently difficult to complete due to difficult credit market conditions. We have obtained a revolving line of credit with a financial institution that will accept these securities as collateral. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities. We have evaluated our cash flow needs for the next 12 months and have determined that we will have sufficient funds to meet our current obligations as they come due and, if funds are needed, we have a viable alternative to accessing liquidity from the source noted above.

In 2008, capital expenditures amounted to $211,711 consisting mostly of permanent point of display racks for our retail customer base. We have no material commitments for capital expenditures.

7(d)         Impact of Inflation

We expect to be able to pass inflationary increases for raw materials and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business. However, our operating history is very limited, and this expectation is based more on observations of our competitors' historic operations than our own experience.

7(e)         Seasonality

Sports nutrition products tend to be seasonal, especially in the colder climates. Lower sales are typically realized during the first and fourth quarters and higher sales are typically realized during the second and third quarters. We also plan our advertising and promotional campaigns for the ENDUROX R4 and ACCELERADE products around these seasonal demands. Weight loss products also have seasonality with greater sales seen in the first and second quarters as a result of consumers’ New Year’s resolutions and desire to “get into shape” for the summer. Similarly, we planned advertising and promotional expenditures for SATIATRIM to take advantage of this seasonality.  We believe that the impact of new product introductions and marketing promotions associated with the introduction of new products will have a far greater impact on our operations than industry and product seasonality.

7(f)          Impact of Recently Issued Financial Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS 157 did not have a material impact on our results of operations or financial condition upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”  (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 did not have a material impact on our results of operations or financial condition when adopted.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Amendment of Topic 14, Shared-Based Payment” (“SAB 110”).  SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R.  SAB 110 did not have a material impact on its results of operations or financial condition upon adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there may be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 became effective November 14, 2008 and we do not expect SFAS 162 to have a material impact on our results of operations, financial condition, or current practices.

7(g)         Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

7(h)         Critical Accounting Policies

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

Among such estimates made by management in the preparation of our financial statements are the determinations of the allowance for doubtful accounts, inventory valuation, revenue recognition as it relates to customer returns, and valuation allowance for deferred tax assets. The allowance for doubtful accounts is determined by assessing the realizability of accounts receivable by taking into consideration the value of past due accounts and collectability based on credit worthiness of such customers. Historically, we have not had to reserve significant amounts for doubtful accounts. We assess the realizability of inventories by reviewing all inventory to determine the value of items that are slow moving, any lack of marketability, and by analysis of the shelf life of products. Estimates are made for sales returns based on historical experience with actual returns. Certain of our products are subject to minimum sales thresholds by a significant retail customer. These sales thresholds are based on quantities sold- through at the retail level. We record revenue with respect to these products at the time the goods are sold-through to the end user as reported to us by the customer. We analyze retail sell-through data provided by the customer and our expectations of future customer sell-through trends. Based upon this information, we determine if any reserves for returns are necessary. We analyze the valuation allowance for deferred tax assets to determine any tax benefits that are not expected to be realized. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company has elected scaled disclosure reporting obligations and therefore is not required to provide the information requested by this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS

Financial information required in response to this Item of Form 10-K is set forth at pages F-1 through F-16 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)           Changes in Internal Controls Over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

10(a)       Directors and Executive Officers
Our directors and executive officers as of the date of this Report are as follows:

Name	Position

Robert Portman, Ph.D.	Chairman of the Board of Directors
Jason Ash Stephen P. Kuchen	President, Chief Executive Officer, and Director Chief Financial Officer, Treasurer, and Secretary
David Portman Michael Cahr Adam Mizel Marc Particelli	Director Director [1,2,3] Director [1,2] Director [2,3]

1 Member of Audit Committee
2 Member of Compensation Committee
3 Member of Nominating/Governance Committee

 MANAGEMENT AND DIRECTORS

JASON ASH, age 34, has served as our President, Chief Executive Officer and a Director since August 2008. Mr. Ash also served as our Chief Operating Officer and Director from January 2008 through July 2008. Prior to joining the Company, Mr. Ash worked internationally for Cadbury Schweppes in broad commercial management and consumer marketing, most recently as General Manager and Vice President of Cadbury Schweppes Americas Beverages (“CSAB”) Sports, Energy & Water Category Unit. Mr. Ash has served in various positions at Cadbury Schweppes both in the USA and Europe since 2002. During his tenure, Mr. Ash was responsible for the strategic development and commercialization of the growing Sports Energy and Water pipeline of CSAB in North America as well as a number of key business-changing roles in the UK, Turkey and Middle East. In addition to his considerable experience at Cadbury Schweppes, Mr. Ash has also held Marketing and Finance positions at Masterfoods and Unilever and his work has been nominated for a number of marketing industry awards.

DR. ROBERT PORTMAN, age 64, currently serves as our non-executive Chairman of the Board of Directors. Since August 1, 2008, Dr. Portman has been Managing Principal of Signal Nutrition, a research and development company. He served as our Chief Executive Officer and Chief Scientific Officer from June 2005 through July 2008 and Chairman of the Board of Directors and Chief Scientific Officer since September 2004. He served as President from June 2005 through the end of calendar year 2007. From our inception to September 2004, Dr. Portman served as our President, Chief Executive Officer, and Chairman of the Board of Directors. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising with billings in excess of $100 million. Dr. Portman is coauthor of two books, Nutrient Timing and The Performance Zone. He has authored hundreds of articles on the role of nutrition in improving sports performance. He is a frequent guest on TV and radio and has been a keynote speaker at national coaches meetings on how nutritional intervention during and after exercise can improve athletic performance and speed muscle recovery. As the former Chief Scientific Officer of PacificHealth Laboratories, he obtained 12 patents for nutritional inventions to improve sports performance as well as to control appetite and help in the management of Type II diabetes.

STEPHEN P. KUCHEN, age 48, has served as Vice President of Finance, Chief Financial Officer, Treasurer and Secretary since June 2000. Mr. Kuchen also served as a Director from June 2000 until May 2008 and Chief Operating Officer from September 2004 until January 1, 2008. Mr. Kuchen initially joined us in February of 2000 as Controller. Prior to joining us, Mr. Kuchen was employed from 1996 to 1999 as the Controller of Able Laboratories, a public company located in South Plainfield, New Jersey that manufactured and sold generic pharmaceuticals. Prior to his employment by Able Laboratories, Mr. Kuchen was the Controller of Jerhel Plastics, a privately owned manufacturer of women's compact cases from 1993 to 1996. Mr. Kuchen is a graduate of Seton Hall University in South Orange, NJ, and is a Certified Management Accountant.

DAVID I. PORTMAN, age 68, has served as a Director from our inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. Currently, Mr. Portman is President of TRIAD Development, a real estate Company that has numerous commercial and rental properties in New Jersey.

MICHAEL CAHR, age 69, was appointed to the Board of Directors in April 2002. Since September 2004, Mr. Cahr has been a General Partner at Focus Equity Partners, a private equity investment and management firm that acquires middle market companies and assists them in reaching their performance potential.  Prior to Focus, he was President of Saxony Consultants, a company that provides financial and marketing expertise to organizations in the United States and abroad. From February 2000 to March 2002, Mr. Cahr served as President and Chief Executive Officer of Ikadega, Inc., a Northbrook, Illinois server technology company developing products and services for the healthcare, data storage and hospitality fields. Mr. Cahr was Chairman of Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical information from September 1997 through March 1999 and President, CEO and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology, healthcare services, biotech and medical services from October 1987 to June 1994.

ADAM MIZEL, age 39, was appointed to the Board of Directors in February 2007. Since September 2005, Mr. Mizel has been the Managing Principal of the General Partner of the Aquifer Opportunity Fund, L.P., an investment fund that takes a private equity approach to investing in small capitalization public companies.  Mr. Mizel previously was Managing Director and Chief Operating Officer of Azimuth Trust, LLC., an alternative asset management firm from 2001 until 2005.  Earlier, Mr. Mizel was a partner at Capital Z Partners, L.P., a private equity and alternative investment firm, and Managing Director at Zurich Centre Investments, Inc., the North American private equity unit of Zurich Financial Services Group.  Mr. Mizel began his investment career at Morgan Stanley Capital Partners in 1991.

MARC PARTICELLI, age 63, was appointed to the Board of Directors in February 2007. Since July 2006, Mr. Particelli has been Chairman of the Board of Coactive Marketing Group (NASDAQ: CMKG), an integrated marketing communications agency. Mr. Particelli served as interim President and Chief Executive Officer of Coactive from July 2006 through October 2006. From August 2005 until March 2006, Mr. Particelli was the Chief Executive Officer of TSM Corporation, a telecommunications company serving the Hispanic market. Mr. Particelli was Chairman of the Board, President and Chief Executive Officer of Modem Media, an interactive marketing services firm, from January 1991 until its acquisition by Digitas Inc. in October 2004. Earlier, Mr. Particelli was a partner at Oak Hill Capital Management, a private equity investment firm, and managing director at Odyssey Partners L.P., a hedge fund. Prior to entering the private equity business, Mr. Particelli spent 20 years with Booz Allen where he helped create the Marketing Industries Practice and led its expansion across Europe, Asia and South America. Mr. Particelli also currently serves as a director of, and investor in, several private companies and as an advisor to several private equity firms.

All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

10(b)       Scientific Advisory Boards

We do not have a formal established Scientific Advisory Board but as the need arises, we consult with individual scientists on a non-scheduled basis.

10(c)       Family Relationships

Robert Portman and David Portman are brothers. There are no other family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers of ours.

10(d)       Involvement in Certain Legal Proceedings

No events have occurred during the past five years that are required to be disclosed pursuant to Item 401(d) of Regulation S-B.

CORPORATE GOVERNANCE

10(e)       Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by the Company’s security holders during the year ended December 31, 2008.

10(f)        Audit Committee

The Board of Directors has established a separately designated, standing Audit Committee that performs the role described in section 3(a)(58)(A) of the Exchange Act.  During the fiscal year ended December 31, 2008, the Audit Committee consisted of Michael Cahr and Adam Mizel.  Messrs. Cahr and Mizel met the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act.

10(g)       Audit Committee Financial Expert

Michael Cahr, a member of the Audit Committee of our Board of Directors, is the Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-B.  Mr. Cahr is “independent” as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

10(h)       Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and any persons who own more than ten percent of our common stock, file with the Securities and Exchange Commission, or SEC, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors, executive officers and beneficial owners during the fiscal year ended December 31, 2008 were filed on a timely basis , with the exception of the following reports which were filed late:

o
The Statement of Changes in Beneficial Ownership of Securities on Form 4 filed by Robert Portman was filed late. This Form 4 disclosed the acquisition by Dr. Portman of shares of our common stock at market prices on June 25, 2008, June 27, 2008, July 7, 2008 and July 11, 2008.

10(i)       Code of Ethics

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

ITEM 11.	EXECUTIVE COMPENSATION

As a “smaller reporting company,” the Company has elected to follow scaled disclosure requirements for smaller reporting companies with respect to Part III, Item 11 – Executive Compensation. Under the scaled disclosure obligations, the Company is not required to provide Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation. Nor is the Company required to quantify payments due to the named executives upon termination of employment.

The table below sets forth information concerning compensation paid to Jason Ash, Dr. Robert Portman and Stephen Kuchen in 2008 and 2007. None of our executive officers other than Mr. Ash, Dr. Portman and Mr. Kuchen received compensation of $100,000 or more in fiscal 2008 and 2007.  As set forth below, our compensation program for our named executive officers consists of base salary and discretionary option awards.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)		(j)

Jason Ash,	2008	$295,000	(1)	—	—	$79,352	(2)	—	—	$55,000	(1)	$429,352
President, Chief
Executive Officer and
a Director

Robert Portman,	2008	$172,083	(3)	—	—	$216,883	(2)(3)	—	—	$129,740	(4)	$518,706
Chairman of the	2007	$295,000		—	—	$134,484	(2)	—	—	$11,700	(5)	$441,184
Board, Chief
Executive Officer,
President and Chief
Scientific Officer

Stephen P. Kuchen,	2008	$154,500		—	—	$32,439	(2)	—	—	$0	(6)	$186,939
Chief Financial	2007	$150,000		$4,000	—	$43,528	(2)	—	—	$0	(6)	$197,528
Officer, Treasurer,
and Secretary

(1) Under the terms of his employment agreement in effect during 2008, Mr. Ash received an annual base salary of $295,000 and an all-inclusive relocation/travel/car stipend of $55,000.

(2) The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS 123(R) of awards of stock options and thus include amounts from awards granted in and prior to 2008. Assumptions used in the calculation of this amount are included in Note A[10] of our audited financial statements for the fiscal year ended December 31, 2008 included in Part II – Item 8,  Financial Statements of this Annual Report on Form 10-K and in Note A[10] of our audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB filed with the SEC on March 7, 2008.

(3) Dr. Portman was employed as Chief Executive Officer through July 31, 2008 at a salary of $295,000 per annum. Under the terms of his Separation Agreement, effective August 1, 2008, all options fully vested.

(4) Includes a $6,825 auto allowance and, under the terms of his Separation Agreement effective August 1, 2008, Dr. Portman receives a non-compete payment of $24,583 per month through July 31, 2009.

(5) Consists of an auto allowance.

(6) Perquisites and other personal benefits in the aggregate were less than $10,000.

Employment Agreements

The annual base salaries reflected in the Summary Compensation Table for Mr. Ash and Dr. Portman are fixed in their employment agreements, which are described below. We do not have a written or unwritten employment agreement with Mr. Kuchen.  His annual base salary is determined by our Compensation Committee and is adjusted periodically.

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

Under his employment agreement, Mr. Ash receives an initial annual base salary of $295,000.  The amount of Mr. Ash’s annual base salary will be adjusted with a market increase consistent with his position, company performance, and Mr. Ash’s responsibilities, and such increase will be no less than the change in the consumer price index for urban consumers in each year of renewal of his employment agreement.  Mr. Ash is also entitled to receive annual bonus compensation, beginning with calendar year 2008, not to exceed 100% of Mr. Ash’s base salary, the eligibility for and amount of which shall be based upon the attainment of certain milestones agreed upon by Mr. Ash and the Compensation Committee of the Board of Directors. Mr. Ash is entitled to participate in all benefit plans offered from time to time to our senior executives.  In addition, we provide Mr. Ash with an all-inclusive relocation/travel/car stipend of $55,000 for his first year of employment and $40,000 for the second year of employment.  We also agreed to reimburse Mr. Ash for air travel to and from the UK for one trip per month during the first six months of his employment agreement up to a maximum of $2,500 per trip and to pay for all legal costs associated with obtaining a visa and through green card for Mr. Ash and his spouse. On August 5, 2008, we amended this employment agreement by removing the title of Chief Operating Officer and adding the title of Chief Executive Officer.

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

We employed Dr. Portman under an employment agreement effective January 1, 2007. Under the employment agreement, Dr. Portman received a salary of $295,000 per year, as well as a car allowance in the amount of $975 per month.  In addition, Dr. Portman was entitled to an annual bonus not to exceed 100% of his base salary.  The term of Dr. Portman’s employment agreement would have terminated on December 31, 2008, unless terminated earlier by either Dr. Portman or by us.  Dr. Portman had the right to terminate the employment agreement without cause on thirty days’ prior written notice, or with cause. We also had the right to terminate Dr. Portman’s employment agreement with or without cause. In addition, if we terminated Dr. Portman’s employment without cause, or if Dr. Portman terminated his employment with us for cause, any stock options granted to Dr. Portman, to the extent not already vested, will vest. Under the employment agreement, Dr. Portman also would have been entitled to payments upon his termination or upon a change-in-control of the Company as described below under the heading “Post-Termination or Change-In-Control Payments.” On August 5, 2008, we entered into a Separation Agreement with Dr. Portman whereby we would continue to pay the $295,000 salary for twelve months in exchange for a twelve-month non-compete provision. Also, all previously unvested options vested on this date.

We entered into an employment agreement on January 3, 2008, with the Matt Spolar, Vice President, Product Development and Supply Chain that provides for minimum annual compensation of $190,000. If Mr. Spolar is terminated without cause, as defined in the employment agreement, we shall pay him, at the time of termination, an amount equal to four months of his base salary which would have been paid during a period beginning on the date of termination of employment and ending on the later of the scheduled termination date, as defined in the employment agreement, or four months from the termination date, to be offset by any compensation earned in other full-time employment.

Equity Awards in 2008

During 2008, our Compensation Committee recommended, and our full Board of Directors approved, stock option awards to our executive officers as follows:

Executive Officer	Number of Shares of Common Stock Underlying Options	Exercise Price	Grant Date
Stephen Kuchen	50,000	$0.23	September 17, 2008

The options listed above vest over a four-year period in equal, annual installments beginning on the first anniversary of the date of grant.  The exercise price per share of the options is equal to the closing price, on the date of the grant, of our common stock on the Over-the-Counter Bulletin Board. The stock option award was not issued under any of our stock option plans, but the terms and conditions are similar to those of our 2000 Incentive Stock Option Plan.   The material terms of the 2000 Incentive Stock Option Plan are described in Note H to our audited financial statements for the fiscal year ended December 31, 2008 included in Part II – Item 8, Financial Statements of this Annual Report on Form 10-K.

On November 28, 2007, the date Mr. Ash’s employment agreement was executed, and pursuant to Mr. Ash’s employment agreement, the Board of Directors approved the issuance to him of options to purchase 600,000 shares of our common stock at an exercise price of $0.65 per share, the closing price on the day of the Board’s approval, to vest as follows: 150,000 shares on January 3, 2009, 150,000 shares on January 3, 2010, 150,000 shares on January 3, 2011 and 150,000 shares on January 3, 2012.  Mr. Ash’s employment with us became effective January 3, 2008, thus he was not one of our named executive officers in 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table and its notes set forth information with respect to the value of all unexercised options previously awarded to each of the executive officers at the fiscal year end, December 31, 2008.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jason Ash,	—		600,000	(1)	—	$0.65	01/13/2013	—	—	—	—
President, Chief
Executive Officer and
a Director

Stephen P. Kuchen,	—		50,000	(2)	—	$0.23	09/17/2013	—	—	—	—
Chief Financial	33,333	(3)	16,667	(3)	—	$1.13	12/13/2011
Officer, Treasurer,	66,666	(4)	33,334	(4)	—	$0.60	02/13/2011
and Secretary	120,000	(5)	—		—	$0.70	10/01/2009

(1)	These options vest in four equal annual installments beginning on January 3, 2009.

(2)	These options vest in four equal annual installments beginning on September 17, 2009.

(3)	These options vest in three equal annual installments beginning on December 13, 2007.

(4)	These options vest in three equal annual installments beginning on February 13, 2007.

(5)	These options vested in four equal annual installments beginning on October 1, 2004.

Post-Termination or Change-In-Control Payments

Under his employment agreement with us, Mr. Ash has the right to receive payments upon his termination in certain circumstances and in the event of a change-in-control of the Company.

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

DIRECTOR COMPENSATION

In the past, we have compensated our non-employee Directors with awards of options to purchase shares of our common stock at an exercise price equal to the closing trading price of our common stock on the Over-the-Counter Bulletin Board on the date of grant. On occasions, we have also used the closing price on the date prior to grant. In 2008, we compensated our non-employee Directors with stock grants equal to $4,100 for the second quarter of 2008 and $7,500 for each of the third and fourth quarters of 2008. The number of shares granted was calculated by dividing the value of the grant by the closing price of our common stock on the Over-the-Counter Bulletin Board on the last date of the quarter being compensated. In 2009, we intend to compensate each non-employee Director with a similar grant of stock with a value of $7,500 per quarter.

Dr. Robert Portman, our Chairman of the Board and former Chief Executive Officer; Jason Ash, our current Chief Executive Officer; and Stephen Kuchen, our Chief Financial Officer, Treasurer and Secretary, received no compensation for their services as Directors because they are employees of the Company. Dr. Portman now receives Board compensation as outlined above now that he is considered a non-employee Director. The compensation received by Dr. Portman, Mr. Ash, and Mr. Kuchen as employees of the Company is shown in the Summary Compensation Table on page 21.

Director Compensation Table

The table below summarizes the compensation that we paid to non-employee Directors for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
David I. Portman	—	$19,100	$28,425	(1)	—	—	—	$47,525
Michael Cahr	—	$19,100	$28,425	(1)	—	—	—	$47,525
Adam Mizel	—	$19,100	$18,980	(1)	—	—	—	$38,080
Marc Particelli	—	$19,100	$18,980	(1)	—	—	—	$38,080
Robert Portman	—	$12,500	—		—	—	—	$12,500

(1) The amounts in column (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS 123(R) of awards of stock options and thus include amounts from awards granted in and prior to 2008. Assumptions used in the calculation of this amount are included in Note A[10] of our audited financial statements for the fiscal year ended December 31, 2008 included in Part II – Item 8, Financial Statements of this Annual Report on Form 10-K and in Note A[10] of our audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB filed with the SEC on March 7, 2008.  As of December 31, 2008, each Director had the following number of options outstanding:  David I. Portman – 115,000; Michael Cahr – 60,000; Adam Mizel – 40,000; Marc Particelli – 40,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 27, 2009, we had 14,462,468 shares of common stock outstanding. The following table sets forth information concerning the present ownership of our common stock by our directors, executive officers and each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock.

Name and Address (1)	Common Stock (2) Amount Beneficially Owned	Common Stock (2) Percentage of Class

Jason Ash (3) President, Chief Executive Officer and a Director	458,000	3.1%

Stephen P. Kuchen (4) Vice President, Chief Financial Officer, Secretary and Treasurer	274,030	1.9%

Robert Portman (5) Chairman of the Board and a Director	3,325,425	21.5%

David I. Portman (6) Secretary and a Director	604,012	4.1%

Michael Cahr (7) Director	384,560	2.6%

Adam Mizel (8) Director	584,840	4.0%

Marc Particelli (9) Director	216,114	1.5%

Executive Officers and Directors as a group (7 persons)	5,846,981	36.2%

(1)	Except as otherwise indicated, the address of each person named in the above table is c/o PacificHealth Laboratories, Inc., 100 Matawan Road, Suite 420, Matawan, NJ 07747.

(2)
Common Stock which is issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors.

(3)	Includes 150,000 shares issuable upon the exercise of options not under any Incentive Stock plan (“NON-ISO”).

(4)	Includes 133,334 shares issuable upon the exercise of options granted under our 1995 Plan and 120,000 shares issuable upon the exercise of options granted not covered under any Plan (“NON-ISO”).

(5)
Includes 1,025,000 shares issuable upon the exercise of options not under any Incentive Stock plan (“NON-ISO”). Does not include 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her minor children, as to which Dr. Portman disclaims beneficial ownership.

(6)	Includes 70,000 shares issuable upon the exercise of options granted under our 1995 Plan and 35,000 shares issuable upon the exercise of options granted under our 2000 Plan.

(7)	Includes 40,000 shares issuable upon the exercise of options granted under our 1995 Plan and 20,000 shares issuable upon the exercise of options granted under our 2000 Plan.

(8)
Includes 447,780 shares that are owned by Aquifer Opportunity Fund, L.P., of which Mr. Mizel is the managing principal of the general partner and 40,000 shares issuable upon the exercise of options granted under our 2000 Plan.  Mr. Mizel disclaims beneficial ownership of the shares owned by Aquifer Opportunity Fund, L.P. except to the extent of his pecuniary interest therein.

(9)	Includes 40,000 shares issuable upon the exercise of options granted under our 2000 Plan.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of 2008 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	547,250	$0.85	410,250
Equity compensation plans not approved by security holders	2,395,000	$0.62	N/A
Total	2,942,250	$0.66	410,250

Pursuant to the terms of Dr. Portman’s and Mr. Ash’s employment agreements with us and pursuant to Mr. Kuchen’s arrangement with us, each of our named executive officers hold some options to purchase shares of our common stock that have not been approved by our stockholders.  Specifically, Dr. Portman holds options to purchase an aggregate of 1,025,000 shares of our common stock, Mr. Ash holds options to purchase 600,000 shares of our common stock, and Mr. Kuchen holds options to purchase 170,000 shares of our common stock that have not been approved by our shareholders. The terms of the non-qualified options granted to Dr. Portman and Mr. Ash are similar to those of our 2000 Incentive Stock Option Plan.  The terms of the non-qualified options granted to Mr. Kuchen are similar to those of our 1995 Incentive Stock Plan.  The material terms of the 1995 Incentive Stock Plan and the 2000 Incentive Stock Option Plan are described in Note H to our audited financial statements for the fiscal year ended December 31, 2008 included in “Part II – Item 8, Financial Statements” of this Annual Report on Form 10-K.  For information about the vesting schedule and exercise prices of these options, see the footnotes in the above table captioned “Outstanding Equity Awards at Fiscal Year-End” and the description under “Equity Awards in 2007” under “Item 10, Executive Compensation” above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

During the last two fiscal years, we have not entered into any material transactions or series of transactions which, in the aggregate, would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest, nor are any such transactions presently proposed, except as follows:

(a)           Effective January 5, 2007, we terminated the amended and restated Investors Rights Agreement that we initially entered in with Hormel Health Labs LLC on January 28, 2005.  The other party to this transaction was Diamond Crystal Sales, LLC, which acted in its capacity as successor to Hormel following Hormel’s merger with and into Diamond effective October 31, 2006.   In addition, effective as of January 5, 2007, we, Diamond and Dr. Robert Portman terminated the Right of First Refusal and Co-Sale Agreement into which we, Hormel and Dr. Portman had previously entered on January 28, 2005.  The termination of the Investors Rights Agreement and the Co-Sale Agreement occurred in connection with Diamond’s sale of the 909,091 shares of our common shares previously held by Hormel in a private transaction to certain purchasers effective January 5, 2007.   Hormel had acquired the 909,091 shares of our common stock upon its conversion of the 90,909 shares of our Series A Convertible Preferred Stock that it purchased pursuant to the Series A Preferred Stock Purchase Agreement on January 28, 2005. Upon the closing of Diamond’s sale of the common stock, the Investor Rights Agreement and the Co-Sale Agreement, and all rights, duties, obligations and liabilities of the parties under the agreements, terminated.  This included termination of any liability for breach or non-fulfillment of either agreement prior to the sale of the common stock.  The purchasers of the shares of common stock sold by Diamond included Dr. Robert Portman and our Directors, David Portman and Michael Cahr, each of whom purchased 100,000 shares at $0.95 per share. Messrs. The purchasers also included the Aquifer Opportunity Fund of which Adam Mizel is the Managing Principal. At the time of the transaction, Mr. Mizel was not yet one of our Directors.

(b)           On February 16, 2007, our Board of Directors approved the sale of an aggregate of 243,243 shares of our common stock to newly appointed Director Mr. Particelli and Aquifer Opportunity Fund, L.P., of which Mr. Mizel, is the Managing Principal of the General Partner, for an aggregate purchase price of $450,000. The purchase price of $1.85 per share was based on the 10-day average closing price as of February 15, 2007. The shares were issued pursuant to the terms and conditions of a Stock Purchase Agreement, dated February 22, 2007 entered into by uswith Aquifer Opportunity Fund, L.P. and Mr. Particelli. Pursuant to the terms of the Purchase Agreement, the holders of the Shares are entitled to piggyback registration rights and demand registration rights in the event Mr. Mizel is no longer a Director.  Under the Purchase Agreement, Mr. Particelli acquired 54,054 shares for $100,000 and Aquifer Opportunity Fund L.P. acquired 189,189 for $350,000.

(c)           On October 23, 2008, our Board of Directors approved the sale of an aggregate of 500,000 shares of our common stock to Jason Ash, our Chief Executive Officer and other members of our management team for an aggregate purchase price of $150,000. The Board, including all independent directors, determined the purchase price of $0.30 per share represented fair market value. On the date the stock was purchased, the closing price was $0.27 per share.

Director Independence

During 2008, the following members of our Board of Directors were independent under the relevant Marketplace Rules of The NASDAQ Stock Market LLC:  Michael Cahr, Adam Mizel, and Marc Particelli.  During 2008, Mr. Cahr served on the Audit Committee and the Compensation Committee.  During 2008, Mr. Mizel served on the Audit Committee and the Compensation Committee. During 2008, Mr. Particelli served on the Compensation Committee. Messrs. Cahr, Mizel, and Particelli satisfied the criteria set forth under the Marketplace Rules of The NASDAQ Stock Market LLC relating to the independence standards for members of the Audit Committee.  The Board of Directors did not consider any transaction, relationship or arrangement not otherwise disclosed above in this Item 12 under the heading Related Transactions in determining the independence of Messrs. Cahr, Mizel, or Particelli.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Weiser LLP served as our independent auditors for the years ended December 31, 2008 and December 31, 2007. We have been billed the fees set forth below in connection with services rendered by the independent auditors to us:

Fee Category	Fiscal 2008		Fiscal 2007
Audit Fees¹		$95,875		$90,463
Audit-Related Fees[2]	$	- 0 -	$	- 0 -
Tax Fees[3]		$3,300		$10,105
All Other Fees[4]	$	- 0 -		$5,000
TOTAL		$99,175		$105,568

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

4Other fees consisted of our auditors consents in conjunction with 1933 Act filings.

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

PART IV

ITEM 15.	EXHIBITS

(a)           A list of the exhibits filed as a part of this report is set forth in the Exhibit Index starting after page 30 hereof.

SUPPLEMENTAL INFORMATION

We have not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 2008.  Such report and proxy statement will be furnished to security holders in connection with our Annual Meeting scheduled to be held in the second quarter of 2009. Copies of such material will be furnished to the Commission when it is sent to security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.

By:	/s/Jason Ash
Jason Ash, President and Chief Executive Officer
Date:  March 2, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Jason Ash	Director, President and Chief	March 2, 2009
Jason Ash	Executive Officer (Principal
Executive Officer)

/s/Stephen P. Kuchen	Chief Financial Officer (Principal	March 2, 2009
Stephen P. Kuchen	Financial and Accounting Officer)
and Secretary

/s/Robert Portman	Chairman of the Board and Director	March 2, 2009
Robert Portman

/s/David I. Portman	Director	March 2, 2009
David I. Portman

/s/Michael Cahr	Director	March 2, 2009
Michael Cahr

/s/ Adam Mizel	Director	March 2, 2009
Adam Mizel

s/ Marc Particelli	Director	March 2, 2009
Marc Particelli

EXHIBIT INDEX
Incorporated
Exhibit No.		Description	by Reference
3.1	--	Certificate of Incorporation of PacificHealth Laboratories, Inc.
		and all amendments thereto	A

3.2	--	Amended and Restated Bylaws of PacificHealth
		Laboratories, Inc.	C

3.3	--	Certificate of Amendment of Certificate of	H
Incorporation of PacificHealth Laboratories, Inc.

3.4		Certificate of Designations For Series A Preferred Stock	I

4.1	--	Specimen Common Stock Certificate	C

4.2	--	Stock Purchase Agreement dated June 1, 2001
between Pacific Health Laboratories, Inc. and
		Glaxo Wellcome International B.V.	E

10.1†	--	Incentive Stock Option Plan of 1995	A

10.2	--	Strategic Alliance Agreement between the Company	A
and the Institute of Nutrition and Food Hygiene

10.3	--	Exclusive Licensing Agreement between the
		Company and the INFH	A

10.4	--	Shareholders Agreement	A

10.5†	--	2000 Incentive Stock Option Plan	D

10.6†		Employment Extension Agreement between PacificHealth	J
Laboratories, Inc. and Robert Portman effective
September 1, 2004, executed February 28, 2006

10.8		Asset Purchase Agreement dated February 22, 2006	L
between PacificHealth Laboratories, Inc. and Mott’s
LLP (redacted, subject to request for confidential treatment)

10.9		License Agreement dated February 22, 2006	L
between PacificHealth Laboratories, Inc. and Mott’s
LLP (redacted, subject to request for confidential treatment)

10.10		Consulting, License and Noncompetition Agreement dated	L
February 22, 2006 among PacificHealth Laboratories, Inc.,
Mott’s LLP, and Robert Portman (redacted, subject to
request for confidential treatment)

10.11†		Option Certificate for grant to Robert Portman	M

10.12†		Option Certificate for grant to Stephen Kuchen under
the PacificHealth Laboratories, Inc. 1995 Incentive Stock
		Option Plan.	M

10.13		Form of Stock Purchase Agreement entered into among
the Company, Aquifer Opportunity Fund, L.P.
		and Marc C. Particelli.	N

10.14		Form of Grant Instrument under PacificHealth
Laboratories, Inc. 2000 Incentive Stock Option Plan
		for Adam M. Mizel.	N

10.15		Form of Grant Instrument under PacificHealth
Laboratories, Inc. 2000 Incentive Stock Option Plan
		for Marc C. Particelli	N

10.16		Employment Agreement, effective January 3, 2008,
by and between PacificHealth Laboratories, Inc. and
		Jason Ash	O

10.17		Separation and Release Agreement, effective
August 1, 2008, by and between PacificHealth
		Laboratories, Inc. and Robert Portman	P

10.18		Amendment No. 1 to Employment Agreement, by
And between PacificHealth Laboratories, Inc. and
		Jason Ash, effective August 1, 2008	P

10.19†		Summary of Compensation for Executive Officers
		of PacificHealth Laboratories, Inc.	*

23.1	--	Consent of Weiser LLP	*

31.1	--	Rule 13a-14(a) Certification of Chief Executive Officer.	*

31.2	--	Rule 13a-14(a) Certification of Chief Financial Officer.	*

32	--	Certifications of Chief Executive Officer and
Chief Financial Officer pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002.	*
_______________________
*	Filed herewith
†	Management contract or management compensatory plan or arrangement.

A	Filed with Registration Statement on Form SB-2 (Registration No. 333-36379) (the “1997 SB-2”) on September 25, 1997.

B	Filed with Amendment No. 1 to the 1997 SB-2 on October 23, 1997.

C	Filed with Amendment No. 3 to the 1997 SB-2 on December 17, 1997.

D	Filed with Definitive Proxy Statement (Schedule 14A) for annual meeting held on August 16, 2000, filed on July 11, 2000.

E	Filed with Current Report on Form 8-K dated June 1, 2001, filed on June 14, 2001.

F	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2001.

G	Filed with Amendment to Current Report on Form 8-K dated June 1, 2001, filed July 5, 2001.

H	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2002.

I	Filed as Exhibit 3.1 to Current Report on Form 8-K, dated January 24, 2005, filed on January 28, 2005.

J	Filed as Exhibit 10.1 to Current Report on Form 8-K, dated and filed on September 9, 2004.

K	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2004.

L	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2005.

M	Filed as Exhibit to Current Report on Form 8-K, dated December 13, 2006 and filed on December 19, 2006.

N	Filed as Exhibit to Current Report on Form 8-K, dated February 22, 2007 and filed February 27, 2007.

O	Filed as Exhibit to Current Report on Form 8-K, dated November 28, 2007 and filed December 3, 2007.

P	Filed as Exhibit to the Annual report on Form 10-KSB filed on March 31, 2006.

Note:  In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-23495.

PACIFICHEALTH LABORATORIES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

PACIFICHEALTH LABORATORIES, INC.

Contents

Page

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PacificHealth Laboratories, Inc.

We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Weiser LLP
New York, New York
February 27, 2009

PACIFICHEALTH LABORATORIES, INC.

Balance Sheets

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$888,993	$1,712,713
Other short-term investments	300,000	-
Accounts receivable, net of allowances of $24,000 and $20,000, respectively	455,851	709,623
Inventories (including consigned inventory of approximately $156,000 and $261,000, respectively)	1,308,316	2,010,446
Prepaid expenses	159,200	111,672

Total current assets	3,112,360	4,544,454

Property and equipment, net	236,721	185,007
Deposits	22,895	10,895

TOTAL ASSETS	$3,371,976	$4,740,356

LIABILITIES
Current liabilities:
Notes payable	$58,810	$16,205
Accounts payable and accrued expenses	555,354	472,475
Deferred revenue	347,945	559,876

	962,109	1,048,556

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2008 and December 31, 2007	-	-
Common stock, $0.0025 par value, authorized 50,000,000 shares;
issued and outstanding 14,194,613 shares at December 31, 2008 and
13,501,426 shares at December 31, 2007	35,486	33,754
Additional paid-in capital	19,585,297	18,874,609
Accumulated deficit	(17,210,916)	(15,216,563)

	2,409,867	3,691,800

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,371,976	$4,740,356

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Operations

	Years Ended
	December 31,
	2008	2007

Revenue:
Net product sales	$7,235,991	$7,427,857

Cost of goods sold:
Product sales	4,009,817	4,445,978
Write-down of inventories	201,697	439,208

	4,211,514	4,885,186

Gross profit	3,024,477	2,542,671

Operating expenses:
Sales and marketing	898,914	917,510
General and administrative	3,542,483	2,774,824
Research and development	150,767	211,078
Restructuring expense	472,069	-

	5,064,233	3,903,412

Loss before other income (expense) and provision for income taxes	(2,039,756)	(1,360,741)

Other income (expense):
Interest income	45,575	71,734
Interest expense	(1,468)	(3,496)
Other income	1,296	16,444

	45,403	84,682

Loss before income taxes	(1,994,353)	(1,276,059)

Provision for income taxes	-	-

Net loss applicable to common stockholders	$(1,994,353)	$(1,276,059)

Net loss per common share - basic	$(0.15)	$(0.10)

Net loss per common share - diluted	$(0.15)	$(0.10)

Weighted average shares outstanding - basic	13,660,019	13,313,995

Weighted average shares outstanding – diluted	13,660,019	13,313,995

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Changes in Stockholders' Equity
Years Ended December 31, 2008 and 2007

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2007	-	$-	12,776,690	$31,942	$17,867,945	$(13,940,504)	$3,959,383

Fair value of stock options issued					274,890		274,890
Common stock issued			243,243	608	449,392		450,000
Stock options/warrants exercised			481,493	1,204	282,382		283,586
Net loss						(1,276,059)	(1,276,059)

Balance, December 31, 2007	-	-	13,501,426	33,754	18,874,609	(15,216,563)	3,691,800

Fair value of stock options issued					473,520		473,520
Common stock issued			500,000	1,250	148,750		150,000
Common stock granted to directors			193,187	482	50,918		51,400
Common stock issuable to directors					37,500		37,500
Net loss						(1,994,353)	(1,994,353)

Balance, December 31, 2008	-	$-	14,194,613	$35,486	$19,585,297	$(17,210,916)	$2,409,867

See notes to financial statements

Statements of Cash Flows

	Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,994,353)	$(1,276,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	159,997	96,374
Allowance for doubtful accounts	12,000	(10,516)
Equity instrument-based expense	423,986	274,890
Write-off of packaging inventories	-	49,135
Reserve/write-off of inventories	201,697	439,208
Restructuring expense	344,143	-
Changes in:
Accounts receivable	241,772	(196,873)
Prepaid expenses	(47,528)	32,387
Inventories	316,060	(585,514)
Deposits	(12,000)	-
Accounts payable and accrued expenses	61,543	(488,282)
Deferred revenue	(211,931)	315,679

Net cash used in operating activities	(504,614)	(1,349,571)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	1,200,000	-
Purchase of property and equipment	(211,711)	(207,218)

Net cash provided by (used in) investing activities	988,289	(207,218)

Cash flows from financing activities:
Proceeds from common stock issuance	150,000	450,000
Proceeds from common stock options/warrants exercised	-	283,586
Proceeds of note payable	101,116	79,305
Repayment of note payable	(58,511)	(107,427)

Net cash provided by financing activities	192,605	705,464

Net increase (decrease) in cash and cash equivalents	676,280	(851,325)

Cash and cash equivalents at beginning of year	1,712,713	2,564,038

Reclassification of other short-term investments	(1,500,000)	-

Cash and cash equivalents at end of year	$888,993	$1,712,713

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,468	$3,496
Cash paid for income taxes	$1,879	$20,408

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note A - The Company and Significant Accounting Policies

[1]	The Company:

The Company was incorporated in April 1995 to discover, develop, and commercialize nutritional products. The Company focuses on the development, marketing, and selling of patented premium nutrition tools that enable consumers to enhance their health and improve their performance. The Company’s principle areas of focus are sports performance and recovery, including optimal weight management. The Company utilizes third-party contractors to manufacture all products.

On February 22, 2006, the Company sold the trademarks, technology, and patents for its sports nutrition brands, Accelerade® and Endurox® R4 ® to Mott’s LLP (“Mott’s”). Simultaneously, the Company and Mott’s entered into a License Agreement giving the Company the exclusive, royalty-free right to continue to sell these products in powder, gel and pill form.  Consequently, the Company will continue to market its current sports nutrition products in the same manner as prior to the sale of the intellectual property assets. Mott’s launched ACCELERADE Ready To Drink (“RTD”) in the second quarter of 2007 but discontinued the product in 2008. Therefore, the Company does not expect to receive any royalties from Mott’s in the near future.

During the quarter ended September 30, 2008, the Company made the decision to restructure to be better able to sustain its base sports performance business. The Company eliminated a number of positions and chose to exit certain market sectors. As a result of these decisions, the Company recorded a restructuring charge in the amount of $472,069 in the quarter ended September 30, 2008. The components of the restructuring charge are as follows:

Accelerated vesting of stock options previously issued to the former CEO	$138,434

Accrued severance and benefits to former employees whose positions were eliminated	149,262

Write-off of raw materials and packaging inventory primarily related to SATIATRIM®	184,373
$472,069

During the fourth quarter of 2008, the Company paid $127,926 towards the $149,262 obligation due to former employees.

[2]	Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

[3]	Accounts receivable:

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

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

[5]	Property and equipment:

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 2 to 5 years.

[6]	Loss per share:

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options is computed using the treasury stock method.  For the year ended December 31, 2008, diluted loss per share did not include the effect of 2,942,250 options outstanding and 27,500 warrants outstanding, respectively, as their effect would be anti-dilutive. For the year ended December 31, 2007, diluted loss per share did not include the effect of 2,408,750 options outstanding and 938,930 warrants outstanding, respectively, as their effect would be anti-dilutive.

[7]	Revenue recognition:

Sales are recognized when all of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured. Sales are recorded net of incentives paid and discounts offered to customers.

The Company has a purchasing agreement with a significant customer for all products sold to this customer whereby all unsold product is subject to a right of return provision if certain minimum levels of retail sales in a 12-month period of time from the date of initial sale are not achieved. The Company recognizes revenue when its major customer sells through its products to the consumer. The Company uses this criteria due to the inability to accurately estimate future returns from this customer as the Company has previously agreed to accept returns/discounts of product from this customer that it was not contractually obligated to do so as well as because the Company entered into a new purchasing agreement with this customer that increased certain sell-through minimums. The Company is currently evaluating its procedures to estimate future returns from this customer.  As of December 31, 2008 and 2007, shipments to this customer amounting to $347,945 and $559,876, respectively, have been reflected as deferred revenue in the Company’s balance sheet.

[8]	Research and development:

Costs of research and development activities are expensed as incurred.

[9]	Advertising costs:

Advertising costs are expensed as incurred. During 2008 and 2007, the Company recorded advertising expense of $326,286 and $158,716, respectively.

[10]	Stock-based compensation:

The Company accounts for equity instrument issuances in accordance with Statement of Financial Accounting Standards (“SFAS”) 123R, "Share-Based Payment". Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee and/or director services in share-based payment transactions and issuances of stock options to employees. The Company recorded a charge of $473,520 in the year ended December 31, 2008, representing the effect on loss from operations, loss before income taxes, and net loss. Of this amount, $138,434 related to the acceleration of stock options vesting to the former CEO as is included in restructuring expense. The Company recorded a charge of $272,334 in the year ended December 31, 2007, representing the effect on loss from operations, loss before income taxes, and net loss.

 PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility ranging from 99% to 104% for 2008 and from 110% to 119% for 2007, expected life of the options of 5 years, risk-free interest rate of approximately 3% in 2008 and 4% in 2007 and a dividend yield of 0%. The weighted average fair values of options granted during the years ended December 31, 2008 and 2007 were $0.35 and $0.76, respectively.

[11]	Segment information:

The Company operates in one business segment:  the design, development and marketing of dietary and nutritional supplements that enhance health and well-being. Segment disclosures relate to sales data for geographic reasons only.

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

The Company does not have any comprehensive income (loss) items at December 31, 2008 and 2007.

[15]	Recent accounting pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS 157 did not have a material impact on its results of operations or financial condition upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.115  (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 did not have a material impact on its results of operations or financial condition upon adoption.

 PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 “Amendment of Topic 14, Share-Based Payment”, (“SAB 110”).  SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R. SAB 110 did not have a material impact on its results of operations or financial condition upon adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there may be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 became effective November 14, 2008 and the Company does not expect SFAS 162 to have a material impact on its results of operations, financial condition, or current practices.

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

[17]	Shipping and handling fees and costs:

Shipping and handling costs are included in cost of sales.

[18]	Reclassification

The Company reclassified $917,510 of sales and marketing expenses from general and administrative expenses as well as reclassified $96,374 of depreciation expense to general and administrative expense in 2007 to conform to current year presentation.

Note B – Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a "Dutch auction".  Despite the underlying long-term maturity of these securities, such securities were typically priced and accounted for as cash equivalents because of the Dutch auction process which has historically provided a liquid market for auction rate securities, as this mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities at the then existing market interest rate or to liquidate their holdings by selling their securities at par value. In 2008, however, primarily due to liquidity issues experienced in global credit and capital markets, many auctions for auction rate securities have failed and the sellers of such securities have been unable to liquidate their securities.  A seller must then wait until the next successful auction to attempt to sell its auction rate securities, unless there is a secondary market for the particular securities. As a result of a failed auction, however, the auction rate securities will generally pay interest to the holder at a maximum or default rate defined by the securities' governing documents.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Accordingly, at December 31, 2008, the Company has classified such investments from cash and cash equivalents to other short-term investments. During 2008, the Company redeemed $1,200,000 of these investments with no gain or loss.

Note C - Inventories

Inventories, which are held at third-party warehouses and on consignment with customers, consist of the following and include obsolescence reserves of $42,339 at December 31, 2008 and $176,363 at December 31, 2007 which are netted against finished goods at third party warehouse:

	2008	2007

Raw materials (at contract manufacturer)	$207,286	$266,624
Work in process (at contract manufacturer)	-	67,920
Packaging supplies (at third party warehouse)	42,861	56,480
Finished goods (at third party warehouse)	902,132	1,358,378
Finished goods (on consignment)	156,037	261,044

	$1,308,316	$2,010,446

Note D - Property and Equipment

Property and equipment consist of the following:

	2008	2007

Furniture and equipment	$783,098	$616,675
Molds and dies	204,782	159,494

	987,880	776,169
Less accumulated depreciation	751,159	591,162

	$236,721	$185,007

Depreciation expense aggregated $159,997 and $96,374 for the years ended December 31, 2008 and 2007, respectively.

Note E - Notes Payable

The Company has notes payable as follows:
	2008	2007
Installment note payable to insurance finance company
due in monthly installments of $8,168, including
interest at 6.48% through February 2008	$-	$16,205
Installment note payable to insurance finance company
due in monthly installments of $5,456, including
interest at 5.00% through March 2009	16,231
Installment note payable to insurance finance company
due in monthly installments of $4,378, including
interest at 6.10% through October 2009	42,579	-

$58,810	$16,205

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note F - Stockholders' Equity

The total number of shares of all classes of stock which the Company has authority to issue is 51,000,000 shares, consisting of (a) fifty million (50,000,000) shares of common stock, par value $.0025 per share, and (b) one million (1,000,000) shares of preferred stock, par value $0.01 per share. The preferred stock may be issued in one or more series, and may have such voting powers, full or limited, or no voting powers, and such designations and preferences as shall be stated in the resolution or resolutions provided for the issue thereof adopted by the Board of Directors of the Company, from time to time.

Note G - Commitments

[1]	Employment agreements:

The Company entered into a new employment agreement on January 1, 2007, with the CEO of the Company that provided for minimum annual compensation of $295,000. On August 5, 2008, the Company entered into a Separation Agreement with the CEO whereby the Company would continue to pay the $295,000 salary for twelve months in exchange for a twelve-month non-compete provision. Also, all previously unvested options vested on this date. See Note 1.

The Company entered into an employment agreement on January 3, 2008, with the new President and Chief Operating Officer of the Company that provides for minimum annual compensation of $295,000. In the event of a change in control, as defined in the employment agreement, and a contemporaneous or subsequent termination of Employee for Good Reason, the President shall be paid, as additional compensation, a lump sum equal to half his annual base salary in effect immediately prior to the change in control. If the President is terminated without cause, as defined in the employment agreement, the Company shall pay the President, at the time of termination, an amount equal to his annual base salary which would have been paid during a period beginning on the date of termination of employment and ending on the later of the scheduled termination date, as defined in the employment agreement, or the first anniversary of the termination date, to be offset by any compensation earned in other full-time employment. This employment agreement was amended on August 5, 2008 removing the title of Chief Operating Officer and adding the title of Chief Executive Officer.

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

The future minimum lease payments due under the lease is as follows:

Years Ending
December 31,

2009	$140,250
2010	143,000
2011	148,500
2012	75,625

$507,375

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Rent expense amounted to $140,608 and $118,145 in 2008 and 2007, respectively.

Note H - Stock Option Plans and Warrants

The Company has two stock option plans (the "Plans") under which 410,250 shares of common stock are available for issuance under the Plans.

Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or as options not qualified under Section 422 of the Code.  All options are issued with an exercise price at or above 100% of the fair market value of the common stock on the date of grant.  Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code.  Incentive stock option awards of unrestricted stock are not designed to be deductible by the Company under Section 162(m).  The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 5 years and outstanding options expire at various times through September 2013.  Vesting ranges from immediate to over five years.

Stock option transactions for employees during 2008 and 2007 were as follows:

				Weighted
			Exercise	Average
			Price Per	Exercise Price
	Option	Vested	Common	Per Share
	Shares	Shares	Share	Outstanding

Balance, January 1, 2007	2,011,500	1,069,500	$0.20 - $3.80	$1.12

Granted/vested during the year	741,000	418,668	$0.65 - $2.14	$0.76
Exercised during the year	(81,000)	(81,000)	$0.20 - $1.00	$0.65
Expired during the year	(333,000)	(333,000)	$2.79 - $3.80	$2.89

Balance, December 31, 2007	2,338,500	1,074,168	$0.20 - $2.14	$0.77

Granted/vested during the year	657,500	601,333	$0.23 - $0.55	$0.35
Exercised during the year	-	-	-	-
Expired during the year	(119,000)	(119,000)	$0.20 - $1.92	$0.97

Balance, December 31, 2008	2,877,000	1,556,501	$0.20 - $2.14	$0.67

Aggregate Intrinsic Value,
December 31, 2008	$-	$-

The market value of the Company’s common stock as of December 31, 2008 was $0.14 per share.

As of December 31, 2008, the total fair value of non-vested awards amounted to $405,506. The weighted average remaining period over which such options are expected to be recognized is 3.10 years.

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2008 is as follows:

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (in Years)	Price	Exercisable	Price

$0.31 - $2.00	2,851,000	2.92	$0.66	1,533,501	$0.78
$2.01 - $4.00	26,000	3.19	$2.12	23,000	$2.13

	2,877,000	2.92	$0.67	1,556,501	$0.80

In addition to options granted to employees under the Plans, the Company issued stock and stock options pursuant to contractual agreements to non-employees.  Stock and stock options granted under these agreements are expensed when the related service or product is provided. The Company used the Black-Scholes method of valuing stock options to recognize an expense of $-0- and $2,556 for such stock options issued in 2008 and 2007, respectively.

The Company recognized an expense of $183,710 and $89,550 for stock and stock options in 2008 and 2007, respectively, for director compensation. Of these amounts, $88,900 and $ -0- related to the issuance of stock in 2008 and 2007, respectively, and $94,810 and $89,550 related to the Black-Scholes valuation of stock options granted in 2008 and 2007, respectively.

Stock option transactions for non-employees during 2008 and 2007 were as follows:

				Weighted
			Exercise	Average
			Price Per	Exercise Price
	Option	Vested	Common	Per Share
	Shares	Shares	Share	Outstanding

Balance, January 1, 2007	90,500	90,500	$0.20 - $4.88	$1.35

Granted/vested during the year	2,250	2,250	$1.21 - $2.10	$1.61
Expired during the year	(22,500)	(22,500)	$0.90 - $4.88	$4.36

Balance, December 31, 2007	70,250	70,250	$0.20 - $2.10	$0.39

Granted/vested during the year	-	-	-	-
Expired during the year	(5,000)	(5,000)	$0.26 - $1.23	$0.75

Balance, December 31, 2008	65,250	65,250	$0.20 - $2.10	$0.37

Information with respect to non-employee stock options outstanding and non-employee stock options exercisable at December 31, 2008 is as follows:

		Weighted
	Number	Average	Weighted
	Outstanding	Remaining	Average
Range of	and	Contractual	Exercise
Exercise Prices	Exercisable	Life (in Years)	Price

$0.20 - $2.00	64,250	0.61	$0.34
$2.10	1,000	1.16	$2.10

	65,250	0.62	$0.37

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Stock warrant transactions during 2008 and 2007 were as follows:

		Exercise	Weighted
		Price	Average
		Per	Exercise Price
		Common	Per
	Warrants	Share	Common Share

Balance, January 1, 2007	1,351,710	$0.63 - $0.88	$0.64
Exercised during the year	(412,780)	$0.63	$0.63
Balance, December 31, 2007	938,930	$0.63 - $0.88	$0.64
Expired during the year	(911,430)	$0.63	$0.63

Balance, December 31, 2008	27,500	$0.88	$0.88

Note I - Income Taxes

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	2008		2007
	Amount	Percent	Amount	Percent

U.S. federal income tax provision
(benefit) at federal statutory rate	$(698,020)	35%	$(446,620)	35%
Effect of state taxes, net of
federal benefit	(119,670)	6%	(76,560)	6%
Change in valuation allowance	642,300	(32%)	411,600	(32%)
Stock compensation expense, (SFAS123R)	173,830	(9%)	112,700	(9%)
Other	1,560	0%	(1,120)	(0%)

	$0	0%	$0	0%

At December 31, 2008, the Company has approximately $15,165,000 in federal and $5,814,000 in state net operating loss carryovers that can be used to offset future taxable income.  The net operating loss carryforwards begin to expire in the year 2016 through the year 2028.

The components of the Company's deferred tax assets are as follows:

	2008		2007

Net operating loss carryforwards		$5,657,000		$4,931,000
Inventory reserve		17,000		72,000
Other		33,000		62,000
Valuation allowance		(5,707,000)		(5,065,000)

Deferred tax asset	$	- 0 -	$	- 0 -

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note J - Concentrations of Credit Risks, Major Customers, and Major Vendors

[1]	Concentrations of credit risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade accounts receivable.

The Company has concentrated its credit risk for cash by maintaining substantially all of its depository accounts in two financial institutions. Amounts at one of the institutions are insured by the Federal Deposit Insurance Corporation up to $250,000 and amounts at the other institution are insured by the Securities Investor Protection Corporation up to $500,000. Uninsured balances aggregated approximately $581,000 at December 31, 2008 that exceeded these insured amounts. These financial institutions have a strong credit rating, and management believes that credit risk relating to these deposits is minimal.

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

For the years ended December 31, the Company had product sales from two customers that accounted for approximately 18% and 15% in 2008 and 21% and 15% in 2007, of net product sales.  Accounts receivable outstanding related to these customers at December 31, 2008 and 2007 were $200,590 and $435,845, respectively. Deferred revenue from one of these customers was $347,945 as of December 31, 2008 and $559,876 as of December 31, 2007. Such amounts are included in the accompanying balance sheet. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

[4]	Major vendors:

Two suppliers accounted for approximately 62% and 16%, respectively, of total inventory purchases for the year ended December 31, 2008 and two suppliers accounted for 69% and 22%, respectively, of total inventory purchases for the year ended December 31, 2007.  At December 31, 2008, amounts due to these two vendors represented approximately 23% and 0%, respectively, of accounts payable and accrued expenses.  At December 31, 2007, amounts due to two vendors represented approximately 45% and 1%, respectively, of accounts payable and accrued expenses.

Note K - Segment and Related Information

In 2008 and 2007, the Company has one reportable segment:
Dietary and nutritional supplements.

The following table presents revenues by region:

	2008	2007

United States	$6,509,508	$6,778,183
Canada	258,973	208,649
Other	467,510	441,025

Total	$7,235,991	$7,427,857

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Product sales for the years ended December 31, 2008 and 2007 are net of credits of $336,611 and $318,094, respectively, for marketing promotions, customer rebates, and returns of certain products.  These credits primarily relate to the sports performance product line.

Note L – Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution in the amount of $675,000 with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of September 30, 2008) with a floor of 5.00%. This line is collateralized by the other short-term investments that are deemed auction rate securities. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities, which is $150,000 as of December 31, 2008. As of December 31, 2008, the Company has not drawn down on this line of credit.

Note M – CEO Separation Agreement

The Company entered into a Separation Agreement with the former CEO effective August 1, 2008. The terms of the agreement consist of twelve equal monthly payments that aggregate $295,000 and include a non-compete clause.  As of December 31, 2008, the Company has recognized $122,917 of expense under this Agreement.

Note N – Subsequent Events

On January 2, 2009, the Company issued 267,855 shares of its common stock valued at $37,500 to the five outside directors of the Company as part of the 2008 Director’s Compensation Package.  This amount is recorded as a component of equity instrument based expense.