Form 10-K/A
period 2008-12-31
PACIFICHEALTH LABORATORIES INC
filed 2009-03-17
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment Number 1

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

EXPLANATORY NOTE

PacificHealth Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009. This Amendment is filed solely to include a subsequent event disclosure relating to the adoption of the 2009 Athlete Stock Plan and the issuance of 402,500 warrants. This Amendment amends Item 9A(T) “Controls and Procedures” of Part II of Form 10-K as to the Corporation’s assessment of its disclosure controls and adds to Note N “Subsequent Events” in the Company’s financial statements.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of the Corporation’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof.

PACIFICHEALTH LABORATORIES, INC.

FORM 10-K/A

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

          These and other forward-looking statements are primarily in the sections entitled “Item 7 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Item 1 - Business.” Generally, you can identify these statements because they use phrases like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report.

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

ENDUROX® EXCEL® – Introduced in March 1997

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

(a)	Evaluation of Disclosure Controls and Procedures

          In connection with our filing of the Form 10-K on March 2, 2009, management did not disclose a subsequent event relating to the adoption of the 2009 Athlete Stock Plan (the “Plan”) and the granting of warrants under the Plan. Such lack of disclosure is deemed to be a significant deficiency relating to our disclosure controls and procedures. Management, in conjunction with the Board of Directors, has instituted procedures to review relevant subsequent events to ensure that all relevant disclosures will be included in future filings.

          Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 9B	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

10(a)	Directors and Executive Officers
          Our directors and executive officers as of the date of this Report are as follows:

Name	Position

Robert Portman, Ph.D.	Chairman of the Board of Directors
Jason Ash	President, Chief Executive Officer, and Director
Stephen P. Kuchen	Chief Financial Officer, Treasurer, and Secretary
David Portman	Director
Michael Cahr	Director [1,2,3]
Adam Mizel	Director [1,2]
Marc Particelli	Director [2,3]

[1] Member of Audit Committee
[2] Member of Compensation Committee
[3] Member of Nominating/Governance Committee

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)		(j)
Jason Ash,	2008	$295,000	(1)	—	__	$79,352	(2)	__	__	$55,000	(1)	$429,352
President, Chief
Executive Officer and
a Director
Robert Portman,	2008	$172,083	(3)	——	—	$216,883	(2)(3)	—	—	$129,740	(4)	$518,706
Chairman of the
Board, Chief	2007	$295,000		—	—	$134,484	(2)	—	—	$11,700	(5)	$441,184
Executive Officer,
President and Chief
Scientific Officer
Stephen P. Kuchen,	2008	$154,500		—	—	$32,439	(2)	—	—	$0	(6)	$186,939
Chief Financial	2007	$150,000		$4,000	—	$43,528	(2)	—	—	$0	(6)	$197,528
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

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jason Ash,	—		600,000	(1)	—	$0.65	01/13/2013	—	—	—	—
President, Chief
Executive Officer and
a Director

Stephen P. Kuchen,	—		50,000	(2)	—	$0.23	09/17/2013	—	—	—	—
Chief Financial
Officer, Treasurer,	33,333	(3)	16,667	(3)	—	$1.13	12/13/2011
and Secretary
	66,666	(4)	33,334	(4)	—	$0.60	02/13/2011

	120,000	(5)	—		—	$0.70	10/01/2009

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
Date: March 16, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Jason Ash	Director, President and Chief	March 16, 2009
Jason Ash	Executive Officer (Principal Executive Officer)

/s/Stephen P. Kuchen	Chief Financial Officer (Principal	March 16, 2009
Stephen P. Kuchen	Financial and Accounting Officer) and Secretary

/s/Robert Portman	Chairman of the Board and Director	March 16, 2009
Robert Portman

/s/David I. Portman	Director	March 16, 2009
David I. Portman

/s/Michael Cahr	Director	March 16, 2009
Michael Cahr

/s/ Adam Mizel	Director	March 16, 2009
Adam Mizel

/s/ Marc Particelli	Director	March 16, 2009
Marc Particelli

EXHIBIT INDEX

Exhibit No.		Description	Incorporated by Reference
3.1	—	Certificate of Incorporation of PacificHealth Laboratories, Inc. and all amendments thereto	A

3.2	—	Amended and Restated Bylaws of PacificHealth Laboratories, Inc.	C

3.3	—	Certificate of Amendment of Certificate of Incorporation of PacificHealth Laboratories, Inc.	H

3.4		Certificate of Designations For Series A Preferred Stock	I

4.1	—	Specimen Common Stock Certificate	C

4.2	—	Stock Purchase Agreement dated June 1, 2001 between Pacific Health Laboratories, Inc. and Glaxo Wellcome International B.V.	E

10.1†	—	Incentive Stock Option Plan of 1995	A

10.2	—	Strategic Alliance Agreement between the Company and the Institute of Nutrition and Food Hygiene	A

10.3	—	Exclusive Licensing Agreement between the Company and the INFH	A

10.4	—	Shareholders Agreement	A

10.5†	—	2000 Incentive Stock Option Plan	D

10.6†		Employment Extension Agreement between PacificHealth Laboratories, Inc. and Robert Portman effective September 1, 2004, executed February 28, 2006	J

10.8		Asset Purchase Agreement dated February 22, 2006 between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment)	L

10.9		License Agreement dated February 22, 2006 between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment)	L

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

PACIFICHEALTH LABORATORIES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

PACIFICHEALTH LABORATORIES, INC.

Contents

Page
Financial Statements

Report of independent registered public accounting firm	F-1

Balance sheets as of December 31, 2008 and 2007	F-2

Statements of operations for the years ended December 31, 2008 and 2007	F-3

Statements of changes in stockholders’ equity for the years ended December 31, 2008 and 2007	F-4

Statements of cash flows for the years ended December 31, 2008 and 2007	F-5

Notes to financial statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PacificHealth Laboratories, Inc.

We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Weiser LLP
New York, New York
February 27, 2009

PACIFICHEALTH LABORATORIES, INC.

Balance Sheets

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$888,993	$1,712,713
Other short-term investments	300,000	—
Accounts receivable, net of allowances of $24,000 and $20,000, respectively	455,851	709,623
Inventories (including consigned inventory of approximately $156,000 and $261,000, respectively)	1,308,316	2,010,446
Prepaid expenses	159,200	111,672

Total current assets	3,112,360	4,544,454

Property and equipment, net	236,721	185,007
Deposits	22,895	10,895

TOTAL ASSETS	$3,371,976	$4,740,356

LIABILITIES
Current liabilities:
Notes payable	$58,810	$16,205
Accounts payable and accrued expenses	555,354	472,475
Deferred revenue	347,945	559,876

	962,109	1,048,556

Commitments

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock, $0.0025 par value, authorized 50,000,000 shares; issued and outstanding 14,194,613 shares at December 31, 2008 and 13,501,426 shares at December 31, 2007	35,486	33,754
Additional paid-in capital	19,585,297	18,874,609
Accumulated deficit	(17,210,916)	(15,216,563)

	2,409,867	3,691,800

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,371,976	$4,740,356

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Operations

	Years Ended December 31,
	2008	2007

Revenue:
Net product sales	$7,235,991	$7,427,857

Cost of goods sold:
Product sales	4,009,817	4,445,978
Write-down of inventories	201,697	439,208

	4,211,514	4,885,186

Gross profit	3,024,477	2,542,671

Operating expenses:
Sales and marketing	898,914	917,510
General and administrative	3,542,483	2,774,824
Research and development	150,767	211,078
Restructuring expense	472,069	—

	5,064,233	3,903,412

Loss before other income (expense) and provision for income taxes	(2,039,756)	(1,360,741)

Other income (expense):
Interest income	45,575	71,734
Interest expense	(1,468)	(3,496)
Other income	1,296	16,444

	45,403	84,682

Loss before income taxes	(1,994,353)	(1,276,059)

Provision for income taxes	—	—

Net loss applicable to common stockholders	$(1,994,353)	$(1,276,059)

Net loss per common share - basic	($0.15)	($0.10)

Net loss per common share - diluted	($0.15)	($0.10)

Weighted average shares outstanding - basic	13,660,019	13,313,995

Weighted average shares outstanding – diluted	13,660,019	13,313,995

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2008 and 2007

					Additional Paid In
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Capital		Total
Balance, January 1, 2007	—	$—	12,776,690	$31,942	$17,867,945	$(13,940,504)	$3,959,383

Fair value of stock options issued					274,890		274,890
Common stock issued			243,243	608	449,392		450,000
Stock options/warrants exercised			481,493	1,204	282,382		283,586
Net loss						(1,276,059)	(1,276,059)

Balance, December 31, 2007	—	—	13,501,426	33,754	18,874,609	(15,216,563)	3,691,800

Fair value of stock options issued					473,520		473,520
Common stock issued			500,000	1,250	148,750		150,000
Common stock granted to directors			193,187	482	50,918		51,400
Common stock issuable to directors					37,500		37,500
Net loss						(1,994,353)	(1,994,353)

Balance, December 31, 2008	—	$—	14,194,613	$35,486	$19,585,297	$(17,210,916)	$2,409,867

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Cash Flows

	Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,994,353)	$(1,276,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	159,997	96,374
Allowance for doubtful accounts	12,000	(10,516)
Equity instrument-based expense	423,986	274,890
Write-off of packaging inventories	—	49,135
Reserve/write-off of inventories	201,697	439,208
Restructuring expense	344,143	—
Changes in:
Accounts receivable	241,772	(196,873)
Prepaid expenses	(47,528)	32,387
Inventories	316,060	(585,514)
Deposits	(12,000)	—
Accounts payable and accrued expenses	61,543	(488,282)
Deferred revenue	(211,931)	315,679

Net cash used in operating activities	(504,614)	(1,349,571)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	1,200,000	—
Purchase of property and equipment	(211,711)	(207,218)

Net cash provided by (used in) investing activities	988,289	(207,218)

Cash flows from financing activities:
Proceeds from common stock issuance	150,000	450,000
Proceeds from common stock options/warrants exercised	—	283,586
Proceeds of note payable	101,116	79,305
Repayment of note payable	(58,511)	(107,427)

Net cash provided by financing activities	192,605	705,464

Net increase (decrease) in cash and cash equivalents	676,280	(851,325)

Cash and cash equivalents at beginning of year	1,712,713	2,564,038

Reclassification of other short-term investments	(1,500,000)	—

Cash and cash equivalents at end of year	$888,993	$1,712,713

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,468	$3,496
Cash paid for income taxes	$1,879	$20,408

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

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility by considering a number of factors including the length of time an invoice is past due, the customers’ credit worthiness and historical bad debt experience. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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

The Company accounts for equity instrument issuances in accordance with Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment”. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee and/or director services in share-based payment transactions and issuances of stock options to employees. The Company recorded a charge of $473,520 in the year ended December 31, 2008, representing the effect on loss from operations, loss before income taxes, and net loss. Of this amount, $138,434 related to the acceleration of stock options vesting to the former CEO as is included in restructuring expense. The Company recorded a charge of $272,334 in the year ended December 31, 2007, representing the effect on loss from operations, loss before income taxes, and net loss.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility ranging from 99% to 104% for 2008 and from 110% to 119% for 2007, expected life of the options of 5 years, risk-free interest rate of approximately 3% in 2008 and 4% in 2007 and a dividend yield of 0%. The weighted average fair values of options granted during the years ended December 31, 2008 and 2007 were $0.35 and $0.76, respectively. Also see Note N.

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

Long-lived assets, to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable using expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the assets’ carrying amount over their fair values as determined by selling prices for similar assets or application of other appropriate valuation techniques. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less disposal costs.

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

Note B – Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a “Dutch auction”. Despite the underlying long-term maturity of these securities, such securities were typically priced and accounted for as cash equivalents because of the Dutch auction process which has historically provided a liquid market for auction rate securities, as this mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities at the then existing market interest rate or to liquidate their holdings by selling their securities at par value. In 2008, however, primarily due to liquidity issues experienced in global credit and capital markets, many auctions for auction rate securities have failed and the sellers of such securities have been unable to liquidate their securities. A seller must then wait until the next successful auction to attempt to sell its auction rate securities, unless there is a secondary market for the particular securities. As a result of a failed auction, however, the auction rate securities will generally pay interest to the holder at a maximum or default rate defined by the securities’ governing documents.

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

Note C - Inventories

Inventories, which are held at third-party warehouses and on consignment with customers, consist of the following and include obsolescence reserves of $42,339 at December 31, 2008 and $176,363 at December 31, 2007 which are netted against finished goods at third party warehouse:

	2008	2007

Raw materials (at contract manufacturer)	$207,286	$266,624
Work in process (at contract manufacturer)	—	67,920
Packaging supplies (at third party warehouse)	42,861	56,480
Finished goods (at third party warehouse)	902,132	1,358,378
Finished goods (on consignment)	156,037	261,044

	$1,308,316	$2,010,446

Note D - Property and Equipment

Property and equipment consist of the following:

	2008	2007

Furniture and equipment	$783,098	$616,675
Molds and dies	204,782	159,494

	987,880	776,169
Less accumulated depreciation	751,159	591,162

	$236,721	$185,007

Depreciation expense aggregated $159,997 and $96,374 for the years ended December 31, 2008 and 2007, respectively.

Note E - Notes Payable

The Company has notes payable as follows:

	2008	2007
Installment note payable to insurance finance company due in monthly installments of $8,168, including interest at 6.48% through February 2008	$—	$16,205

Installment note payable to insurance finance company due in monthly installments of $5,456, including interest at 5.00% through March 2009	16,231

Installment note payable to insurance finance company due in monthly installments of $4,378, including interest at 6.10% through October 2009	42,579	—

	$58,810	$16,205

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

$507,375

Rent expense amounted to $140,608 and $118,145 in 2008 and 2007, respectively.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note H - Stock Option Plans and Warrants

The Company has two stock option plans (the “Plans”) under which 410,250 shares of common stock are available for issuance under the Plans. Also see Note N.

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

Stock option transactions for employees during 2008 and 2007 were as follows:

	Option Shares	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Share Outstanding
Balance, January 1, 2007	2,011,500	1,069,500	$0.20 - $3.80	$1.12

Granted/vested during the year	741,000	418,668	$0.65 - $2.14	$0.76
Exercised during the year	(81,000)	(81,000)	$0.20 - $1.00	$0.65
Expired during the year	(333,000)	(333,000)	$2.79 - $3.80	$2.89

Balance, December 31, 2007	2,338,500	1,074,168	$0.20 - $2.14	$0.77

Granted/vested during the year	657,500	601,333	$0.23 - $0.55	$0.35
Exercised during the year	—	—	—	—
Expired during the year	(119,000)	(119,000)	$0.20 - $1.92	$0.97

Balance, December 31, 2008	2,877,000	1,556,501	$0.20 - $2.14	$0.67

Aggregate Intrinsic Value, December 31, 2008	$—	$—

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

Stock option transactions for non-employees during 2008 and 2007 were as follows:

	Option Shares	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Share Outstanding

Balance, January 1, 2007	90,500	90,500	$0.20 - $4.88	$1.35

Granted/vested during the year	2,250	2,250	$1.21 - $2.10	$1.61
Expired during the year	(22,500)	(22,500)	$0.90 - $4.88	$4.36

Balance, December 31, 2007	70,250	70,250	$0.20 - $2.10	$0.39

Granted/vested during the year	—	—	—	—
Expired during the year	(5,000)	(5,000)	$0.26 - $1.23	$0.75

Balance, December 31, 2008	65,250	65,250	$0.20 - $2.10	$0.37

Information with respect to non-employee stock options outstanding and non-employee stock options exercisable at December 31, 2008 is as follows:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$0.20 - $2.00	64,250	0.61	$0.34
$2.10	1,000	1.16	$2.10

	65,250	0.62	$0.37

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

Note I - Income Taxes

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

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

The components of the Company’s deferred tax assets are as follows:

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

On February 4, 2009, the Board of Directors approved the adoption of the 2009 Athlete Stock Plan (the “Plan”). The effective date of the Plan is January 1, 2009 and the Plan allows for the issuance of up to 450,000 warrants to certain athletes contracted by the Company to purchase shares of the Company’s common stock. The Plan calls for the terms of each warrant issuance including number of warrants, exercise price, warrant term, and exercisability to be determined by the Board of Directors. In connection with the adoption of the Plan, the Board of Directors ratified the issuance of 402,500 warrants to athletes to satisfy previously negotiated terms and executed agreements with such athletes. 390,000 warrants have an effective date of January 1, 2009 and 12,500 warrants have an effective date of January 16, 2009. Each warrant has an exercise price of $0.14 per share which approximated the market price of the common stock at the date of grant. 152,500 of the warrants vest ratably over three years and expire at the end of the vesting period. 250,000 of the warrants vest ratably over four years and expire five years from the effective date. The aggregate fair value of the warrants approximated $39,000 at the date of grant with such value being determined using the Black-Scholes option pricing model.