Form 10-Q
period 2009-03-31
PACIFICHEALTH LABORATORIES INC
filed 2009-05-06
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,642,468 shares of common stock, par value $0.0025, outstanding as of May 5, 2009.

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

These and other forward-looking statements are primarily in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Generally, you can identify these statements because they include phrases such as “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We cannot be sure when or if we will be permitted by regulatory agencies to undertake clinical trials or to commence any particular phase of clinical trials. Because of this, statements regarding the expected timing of clinical trials cannot be regarded as actual predictions of when we will obtain regulatory approval for any “phase” of clinical trials.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

	March 31, 2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$535,606	$888,993
Other short-term investments	275,000	300,000
Accounts receivable, net	860,123	455,851
Inventories, net	1,313,850	1,308,316
Prepaid expenses	149,664	159,200
Total current assets	3,134,243	3,112,360

Property and equipment, net	202,171	236,721

Deposits	22,895	22,895

Total assets	$3,359,309	$3,371,976

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$30,031	$58,810
Accounts payable and accrued expenses	880,513	555,354
Deferred revenue	374,865	347,945
Total current liabilities	1,285,409	962,109

Stockholders’ equity:
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
14,462,468 shares at March 31, 2009 and
14,194,613 shares at December 31, 2008	36,156	35,486
Additional paid-in capital	19,654,125	19,585,297
Accumulated deficit	(17,616,381)	(17,210,916)
	2,073,900	2,409,867

Total liabilities and stockholders’ equity	$3,359,309	$3,371,976

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Net product sales	$1,695,618	$1,719,375

Cost of goods sold	953,997	932,795

Gross profit	741,621	786,580

Operating expenses:
Sales and marketing	316,108	144,234
General and administrative	832,482	900,306
Research and development	—	31,911
	1,148,590	1,076,451

Loss before other income (expense) and provision for income taxes	(406,969)	(289,871)

Other income (expense):
Interest income	2,291	17,464
Interest expense	(787)	(131)
Other income	—	1,133
	1,504	18,466

Loss before income taxes	(405,465)	(271,405)

Provision for income taxes	—	—

Net loss	$(405,465)	$(271,405)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding - basic and diluted	14,459,492	13,501,426

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(405,465)	$(271,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,755	34,096
Allowance for doubtful accounts	3,000	3,000
Equity instrument based expense	69,498	109,262
Changes in assets and liabilities:
Accounts receivable	(407,272)	(396,667)
Inventories	(5,534)	234,717
Prepaid expenses	9,536	35,680
Accounts payable and accrued expenses	325,159	191,113
Deferred revenue	26,920	(76,886)
Net cash used in operating activities	(337,403)	(137,090)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	25,000	—
Purchase of property and equipment	(12,205)	(26,817)
Net cash provided by (used in) investing activities	12,795	(26,817)

Cash flows from financing activity:
Repayments of notes payable	(28,779)	(16,205)
Net cash used in financing activity	(28,779)	(16,205)

Net decrease in cash and cash equivalents	(353,387)	(180,112)

Cash and cash equivalents, beginning balance	888,993	362,713

Cash and cash equivalents, ending balance	$535,606	$182,601

Supplemental disclosures of cash flow information:
Cash paid for interest	$787	$131

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of revenue recognition as it relates to customer returns, inventory obsolescence, allowance for doubtful accounts, valuation allowances for deferred tax assets, restructuring charges, and valuation of share-based payments issued under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”).

During the first quarter, the Company commenced the marketing and distribution of its new Forze product line. In connection with this activity, the Company has increased its marketing expenditures resulting in a reduction of cash resources. Management believes it is currently on plan in connection with its working capital needs at this point in the product launch cycle. Management expects its cash balances to show further reductions into the second quarter before it begins to see significant sales from this new product line. There can be no assurance that sales from this new product line will materialize as planned. Should such planned sales not materialize, the Company may have to cut discretionary marketing spending or may be required to raise additional capital to sustain operations in the future.

2. Revenue Recognition

Sales are recognized when all of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectability is reasonably assured. Sales are recorded net of incentives paid to customers.

The Company has a sales agreement with a significant customer for certain products sold to this customer whereby all unsold product is subject to return provisions. The Company recognizes revenue when this major customer sells through its products to its consumers. At March 31, 2009, the Company has deferred $374,865 in revenues related to this customer. At December 31, 2008, the Company had deferred $347,945 in revenues related to this customer.

3. Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a “Dutch auction”.

Accordingly, the Company has classified such investments as other short-term investments. During the three months ended March 31, 2009, the Company redeemed $25,000 of these investments.

4. Inventories

As of March 31, 2009 and December 31, 2008, inventories consisted of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
Raw materials	$106,986	$207,286
Work-in-process	60,476	—
Packaging supplies	44,722	42,861
Finished goods	925,297	902,132
Finished goods on consignment	176,369	156,037
	$1,313,850	$1,308,316

Included above are reserves against finished goods of $42,339 at March 31, 2009 and December 31, 2008.

5. Stock Based Compensation

The Company accounts for equity instrument issuances in accordance with SFAS 123R, “Share-Based Payment”. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee services in share-based payment transactions and issuances of stock options to employees. The Company recorded charges of $39,823 and $109,262, respectively, in the three-month periods ended March 31, 2009 and 2008, representing the effect on loss from continuing operations, loss before income taxes and net loss.

The Company granted no stock options to employees and directors during the three months ended March 31, 2009. The Company granted 207,500 stock options to employees and directors during the three months ended March 31, 2008 with exercise prices ranging from $0.45 to $0.55 per share. There were 70,417 options that vest ratably in the first quarter of 2009, 70,417 of these options vest ratably in the first quarter of 2010 and 66,666 of these options vest ratably in the first quarter of 2011. These options were determined to have a total fair value of $87,988. Compensation expense recognized during the three months ended March 31, 2008 for these options amounted to $7,225. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0 and $0, respectively.

The Company granted no stock options to consultants during the three months ended March 31, 2009 and 2008.

The Company granted 402,500 warrants to non-employee athlete endorsers during the three months ended March 31, 2009 with an exercise price of $0.14 per share. Of these warrants, 109,167 options vest ratably in the fourth quarter of 2009; 4,167 options vest ratably in the first quarter of 2010; 109,167 of these options vest ratably in the fourth quarter of 2010; 4,167 options vest ratably in the first quarter of 2011; 109,166 of these options vest ratably in the fourth quarter of 2011; 4,166 options vest ratably in the first quarter of 2012; and 62,500 of these options vest ratably in the fourth quarter of 2012. These options were determined to have a total fair value of $38,713. Compensation expense recognized during the three months ended March 31, 2009 for these options amounted to $2,675. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R. The Company did not grant any warrants during the three months ended March 31, 2008. No warrants were exercised during the three months ended March 31, 2009 and 2008, respectively.

The Company recognized $27,000 as a component of employee compensation for common shares issuable as payment of directors’ fees. No such directors’ fees were paid or accrued in the first quarter of 2008.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months Ended March 31,
	2009	2008

Employee compensation	$66,823	$109,262
Consultant/endorser compensation	2,675	—
	$69,498	$109,262

A summary of employee options activity under our plans as of March 31, 2009 and changes during the three-month period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2009	2,877,000	$0.67
Granted during the period	—	—
Exercised during the period	—	—
Expired during the period	(20,000)	0.20
Outstanding, March 31, 2009	2,857,000	$0.67	2.69	$—
Exercisable, March 31, 2009	1,790,251	$0.78	1.91	$—

The market value of the Company’s common stock as of March 31, 2009 was $0.15 per share.

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2009	1,320,499	$0.41
Granted during the period	—	—
Vested during the period	(253,750)	0.49
Forfeited during the period	—	—
Non-vested, March 31, 2009	1,066,749	$0.39

As of March 31, 2009, the total fair value of non-vested awards amounted to $365,680. The weighted average remaining period over which such options are expected to be recognized is 2.71 years.

A summary of warrant activity as of March 31, 2009 and changes during the three-month period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance, January 1, 2009	27,500	$0.88
Granted during the period	402,500	0.14
Expired during the period	(27,500)	0.88
Outstanding, March 31, 2009	402,500	$0.14	$4,025

6. Income Taxes

The Company has approximately $15,081,000 in federal and $5,641,000 in state net operating loss carryovers generated through December 31, 2008 that can be used to offset future taxable income in calendar years 2009 through 2028. The net operating loss carryovers begin to expire in the year 2016 through the year 2028. As of March 31, 2009, the Company has fully reserved for these net operating loss carryovers.

7. Concentrations

The Company’s largest customer accounted for approximately 19% of net sales for the three months ended March 31, 2009 and the Company’s two largest customers accounted for approximately 16% and 14%, respectively, of net sales for the three months ended March 31, 2008. At March 31, 2009, amounts due from this customer represented approximately 34% of net accounts receivable. At December 31, 2008, amounts due from this customer represented approximately 36% of net accounts receivable. No other customers exceeded 10% of the respective captions noted above.

Three suppliers accounted for approximately 60%, 12% and 10%, respectively, of total inventory purchases for the three months ended March 31, 2009 and two suppliers accounted for approximately 70% and 13%, respectively, of total inventory purchases for the three months ended March 31, 2008. At March 31, 2009, amounts due to these three vendors represented approximately 34%, 8% and 7%, respectively, of accounts payable and accrued expenses. At December 31, 2008, amounts due to these three vendors represented approximately 24%, 5% and 0%, respectively, of accounts payable and accrued expenses. No other vendors exceeded 10% of the respective captions noted above.

8. Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution in the amount of $675,000 with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of March 31, 2009) with a floor of 5.00%. This line is collateralized by the short-term investments that are deemed auction rate securities. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities as adjusted downward for sales or redemptions. The Company has renewed this one-year revolving line of credit in the amount of $137,500 which now matures in May 2010. As of May 5, 2009, the Company has not drawn down on this line of credit.

9. CEO Separation Agreement

The Company entered into a Separation Agreement with the former CEO effective August 1, 2008. The terms of the agreement consist of twelve equal monthly payments that aggregate $295,000 and include a non-compete clause. In the three months ended March 31, 2009, the Company recognized $73,749 of expense under this Agreement.

10. Reclassification

The Company reclassified $144,234 of sales and marketing expenses from general and administrative expenses as well as reclassified $34,096 of depreciation expense to general and administrative expenses in the quarter ended March 31, 2008 to conform to current year presentation.

11. Subsequent Events

On April 3, 2009, the Company issued 180,000 shares of its common stock valued at $27,000 to the five outside directors of the Company as part of the Director’s Compensation package. This amount is recorded as a component of equity instrument-based expense.

On April 3, 2009, the Board of Directors of the Company approved the Company’s 2010 Incentive Stock Option Plan consisting of 1,500,000 underlying shares. Such plan will be voted on at the next Annual Meeting currently scheduled to take place on June 10, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, the terms the “Company,” “we”, “us,” and “our” refer to PacificHealth Laboratories, Inc.

(a)	Introduction

PacificHealth Laboratories (hereinafter referred to as the “Company”, “us”, or “we”) is a leading nutrition company that was incorporated in the State of Delaware in April 1995. We focus on the development, marketing and selling of patented premium nutrition tools that enable our consumers to enhance their health and improve their performance. Our principal areas of focus are sports performance and recovery, including optimal weight management. Our products can be marketed without prior Food and Drug Administration (“FDA”) approval under current regulatory guidelines. Going forward, we expect to become a more commercially oriented consumer driven company that derives performance from its brands and science-based nutrition technology.

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

Sports Performance

Our research into factors influencing exercise performance, muscle endurance, and recovery has led to the development and commercialization of a new generation of sports and recovery drinks. The key to our technology is the specific ratio in which protein is combined with carbohydrates. We have received two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery. Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic athlete including:

·· ENDUROX R4® Recovery Drink – Introduced in February 1999

·· ACCELERADETM Sports Drink – Introduced in May 2001

·· ACCELERADE HYDROTM Sports Drink with 30% less calories and 55% less sugar – Introduced in June 2008

·· ACCEL GEL® – Introduced in February 2004

·· ENDUROX RESTORETM Recovery Drink for exercise lasting less than one hour – Introduced in April 2008

·· ENDUROX® EXCEL® – Introduced in March 1997

·· ENDUROX EXCEL Natural Workout Supplement to build endurance – Introduced in June 2008

·· ENDUROX EXCEL Electrolyte Replenisher to promote rehydration – Introduced in June 2008

·· ENDUROX EXCEL Antioxidant Regenerator to prevent muscle fatigue – Introduced in June 2008

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

We have continued research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage, powder beverage, bars, and chewable tablet). Starting in the third quarter of 2003, the Company funded a number of clinical studies on a further improved ready to drink formulation. The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal. We have seven patents on our appetite suppressant technology with additional patents pending. We launched an exclusively on-line brand, SATIATRIM®, in June 2007. To date, we have not generated significant sales from this product line and have subsequently discontinued it.

We have significant plans for this technology under a new brand name (FORZE GPS™) and strategy platform that compliments both our commercial model and strengths. FORZE GPS is the first appetite management nutrition tool designed specifically for athletes. With a patented blend of natural fats, protein and calcium, FORZE GPS activates the body’s natural appetite control signal. Designed to be taken before or between meals as a snack replacement, FORZE GPS helps control hunger thereby allowing our athletes to stick to their nutrition plan and achieve their optimal weight and thereby performance. We launched FORZE GPS in March 2009 and anticipate that it will be commercialized beyond our sports specialty channel in due course.

(b) Results of Operations – Three Months Ended March 31, 2009 and 2008

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

We recorded a net loss of ($405,465), or ($0.03) per share (basic and diluted), for the quarter ended March 31, 2009 compared to a net loss of ($271,405), or ($0.02) per share (basic and diluted), for the quarter ended March 31, 2008. The increased net loss is due primarily to an increase in sales and marketing expenses as detailed below.

Revenues for the three-month period ended March 31, 2009 were $1,695,618 compared to $1,719,375 for the same period in 2008. Revenues decreased 1.4% in the three month period ended March 31, 2009 as compared to the same period in 2008 due to a significant customer not ordering at previous levels. We believe this significant customer will start to order at previous levels shortly.

For the three months ended March 31, 2009, gross profit margin on product sales was 43.7% compared to 45.7% for the three months ended March 31, 2008. The lower gross profit margin in the three month period ended March 31, 2009 as compared to the same period in 2008 is due to initial discounts given to new customers as part of our 2009 marketing plan which includes employing new sales rep organizations to cover the entire United States and better penetrating the sports specialty retailers.

Sales and marketing (“S & M”) expenses increased $171,874 to $316,108 for the three-month period ended March 31, 2009 from $144,234 for the three-month period ended March 31, 2008. The increase is primarily due to increased costs associated with rolling out a new national sales rep organization as well as costs for public relations and marketing associated with the launch of FORZE GPS.

General and administrative (“G & A”) expenses decreased $67,824 to $832,482 for the three-month period ended March 31, 2009 from $900,306 for the three-month period ended March 31, 2008. The decrease is due primarily to the restructuring we undertook in the third quarter of 2008. Included in G & A in the three month period ended March 31, 2009 is approximately $73,500 paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments will continue at the rate of approximately $24,500 per month through July 31, 2009.

Research and development (“R & D”) expenses were $-0- for the three months ended March 31, 2009 compared to $31,911 for the three months ended March 31, 2008. R & D expenses are lower due to scaling back our R & D program as we transition to a consumer packaged goods company.

(c) Liquidity and Capital Resources

At March 31, 2009, our current assets exceeded our current liabilities by approximately $1,849,000 with a ratio of current assets to current liabilities of approximately 2.4 to 1. At March 31, 2009, cash on hand was $535,606, a decrease of $353,387 from December 31, 2008, primarily as the result of a decrease of $25,000 in other short-term investments, an increase of $404,272 in accounts receivable (net of allowances), an increase in inventory of $5,534 (net of reserves), a decrease in prepaid expenses of $9,536, an increase in accounts payable and accrued expenses of $325,159, repayments of notes payable of $28,779, and an increase in deferred revenue of $26,920 from December 31, 2008. Accounts receivable increased at March 31, 2009 from December 31, 2008 due to higher revenues in the first quarter of 2009 as compared to the fourth quarter of 2008. Accounts payable and accrued expenses increased primarily due to better cash management. Deferred revenue increased as a major customer increased its purchases in excess of amounts sold through to the end-user consumers in the first three months of 2009.

As of March 31, 2009, we have $275,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During the first three months of 2009, we were able to redeem $25,000 of these investments with no gain or loss. We have obtained a revolving line of credit with a financial institution with a maturity of May 2010 that will accept these securities as collateral. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities.

During the quarter ended, we commenced the marketing and distribution of our new Forze product line. In connection with this activity, we increased our marketing expenditures resulting in a reduction of cash resources. We believe we are currently on plan in connection with our working capital needs at this point in the product launch cycle. We expect our cash balances to show further reductions into the second quarter before we begin to see significant sales from this new product line. There can be no assurance that sales from this new product line will materialize as planned. Should such planned sales not materialize, we may have to cut discretionary marketing spending or may be required to raise additional capital to sustain operations in the future.

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

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2009, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended March 31, 2009, the Company improved their internal control over financial reporting by implementing certain procedures to ensure that all subsequent events are properly disclosed in the financial statements.

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

Exhibit Number	Description of Exhibit(1)

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

Exhibit Number	Description of Exhibit(1)

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

Date: May 6, 2009

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