Form 10-Q
period 2009-06-30
PACIFICHEALTH LABORATORIES INC
filed 2009-08-04
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐ No ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,268,182 shares of common stock, par value $0.0025, outstanding as of July 31, 2009.

PACIFICHEALTH LABORATORIES, INC.

TABLE OF CONTENTS

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

PART I.       FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$581,696	$888,993
Other short-term investments	275,000	300,000
Accounts receivable, net	1,395,800	455,851
Inventories	984,767	1,308,316
Prepaid expenses	209,671	159,200
Total current assets	3,446,934	3,112,360

Property and equipment, net	220,368	236,721

Deposits	10,895	22,895

Total assets	$3,678,197	$3,371,976

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$65,321	$58,810
Accounts payable and accrued expenses	1,031,444	555,354
Deferred revenue	275,313	347,945
Total current liabilities	1,372,078	962,109

Stockholders’ equity:
Common stock, $.0025 par value; authorized 50,000,000 shares; issued and outstanding:
15,268,182 shares at June 30, 2009 and 14,194,613 shares at December 31, 2008	38,170	35,486
Additional paid-in capital	19,871,408	19,585,297
Accumulated deficit	(17,603,459)	(17,210,916)

	2,306,119	2,409,867

Total liabilities and stockholders’ equity	$3,678,197	$3,371,976

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net product sales	$2,725,055	$2,370,429	$4,420,673	$4,089,804

Cost of goods sold	1,439,471	1,315,887	2,393,468	2,248,682

Gross profit	1,285,584	1,054,542	2,027,205	1,841,122

Operating expenses:
Sales and marketing	454,904	245,468	771,012	389,702
General and administrative	819,019	889,465	1,651,501	1,789,771
Research and development	—	77,597	—	109,508
	1,273,923	1,212,530	2,422,513	2,288,981

Income (loss) before other income (expense) and provision for income taxes	11,661	(157,988)	(395,308)	(447,859)

Other income (expense):
Other income	4,000	163	4,000	1,296
Interest income	811	11,683	3,102	29,147
Interest expense	(1,470)	(466)	(2,257)	(597)
	3,341	11,380	4,845	29,846

Income (loss) before income taxes	15,002	(146,608)	(390,463)	(418,013)

Provision for income taxes	2,080	—	2,080	—

Net income (loss)	$12,922	$(146,608)	$(392,543)	$(418,013)

Basic and diluted income (loss) per share	$0.00	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares - basic	14,680,710	13,501,426	14,570,712	13,501,426

Weighted average common shares - diluted	14,858,810	13,501,426	14,570,712	13,501,426

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net loss	$(392,543)	$(418,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90,397	67,339
Allowance for doubtful accounts	6,000	6,000
Equity instrument-based expense	138,796	201,672
Changes in assets and liabilities:
Increase in accounts receivable	(945,949)	(675,518)
Decrease in inventories	323,549	342,476
Increase in prepaid expenses	(50,471)	(42,534)
Decrease in deposits	12,000	—
Increase in accounts payable and accrued expenses	476,089	422,960
Decrease in deferred revenue	(72,632)	(130,050)
Net cash used in operating activities	(414,764)	(225,668)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	25,000	625,000
Purchase of fixed assets	(74,044)	(108,245)
Net cash (used in) provided by investing activities	(49,044)	516,755

Cash flows from financing activities:
Issuance of notes payable	59,751	58,537
Repayments of notes payable	(53,240)	(26,650)
Common stock issued	150,000	—
Net cash provided by financing activities	156,511	31,887

Net (decrease) increase in cash	(307,297)	322,974

Cash and cash equivalents, beginning balance	888,993	212,713

Cash and cash equivalents, ending balance	$581,696	$535,687

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,257	$597

Cash paid for income taxes	$2,080	$—

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2008. (See Revenue Recognition note below.)

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

During the first six months of 2009, the Company commenced the marketing and distribution of its new ForzeGPS™ product line. In connection with this activity, the Company has increased its marketing expenditures. Management believes it is currently on plan in connection with its working capital needs at this point in the product launch cycle. There can be no assurance that sales from this new product line will materialize as planned. Should such planned sales not materialize, the Company may have to cut discretionary marketing spending or may be required to raise additional capital to sustain operations in the future.

On April 1, 2009, the Company adopted the provisions of FASB Statement No. 165, “Subsequent Events” (“SFAS 165”), on a prospective basis. The provisions of SFAS 165 provide guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company evaluated events occurring between the end of the most recent quarter ended June 30, 2009 and August 3, 2009, the date the financial statements were issued.

2. Revenue Recognition

Sales are recognized when all of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectability is reasonably assured. Sales are recorded net of incentives paid to customers.

The Company has a sales agreement with a significant customer whereby unsold product is subject to return provisions. In determining revenue recognition for products shipped to this customer, the Company follows the guidance in SFAS 48 “Revenue Recognition When Right of Return Exists”. Certain of the products shipped are under a “pay on scan” model and revenue is deferred by the Company until such time the customer sells through such products to the end consumer. The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheets as of June 30, 2009 and December 31, 2008 amounted to $275,313 and $54,695, respectively.

Prior to April 1, 2009, for certain products not under a pay on scan model, the Company recognized revenue identical to the pay on scan model. Effective April, 1, 2009, the Company commenced recognizing revenue of these products upon shipment as the Company determined that it has met the criteria established in SFAS 48, specifically as it relates to the ability to estimate future returns. The deferred revenue as of March 31, 2009 related to these products amounted to approximately $318,000 and was recognized similar to the pay on scan model during the three months ended June 30, 2009 as GNC recognized sales to the end consumer. This change in estimate for these product shipments was based primarily on the Company’s determination that it could, based upon historical secular analysis, estimate its returns of such product shipments with such historical data covering a five year period. Had the Company continued to record the shipments of these products under the pay on scan model, deferred revenue would have amounted to approximately $279,000 for these products with a corresponding increase in inventory of approximately $129,000.

3. Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a “Dutch auction”.

Accordingly, the Company has classified such investments as other short-term investments. During the six months ended June 30, 2009, the Company redeemed $25,000 of these investments. From July 1, 2009 through July 31, 2009, the Company redeemed an additional $100,000 of these investments.

4. Inventories

As of June 30, 2009 and December 31, 2008, inventories consisted of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Raw materials	$32,346	$207,286
Work-in-process	56,505	—
Packaging supplies	96,447	42,861
Finished goods	684,386	902,132
Finished goods on consignment	115,083	156,037
	$984,767	$1,308,316

Included above are reserves against finished goods of $37,121 and $42,339, respectively, at June 30, 2009 and December 31, 2008.

5. Stock-Based Compensation

The Company accounts for equity instrument issuances in accordance with SFAS 123R, “Share-Based Payment”. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee services in share-based payment transactions and issuances of stock options to employees. The Company recorded charges of $39,609 and $92,410, respectively, in the three-month periods ended June 30, 2009 and 2008, representing the effect on income (loss) from continuing operations, income (loss) before income taxes and net income (loss). The Company recorded charges of $79,432 and $201,672, respectively, in the six-month periods ended June 30, 2009 and 2008, representing the effect on loss from continuing operations, loss before income taxes and net loss.

The Company granted 200,000 stock options to the Chief Executive Officer/President during the three and six months ended June 30, 2009 with an exercise price of $0.28 per share. Of these options, 50,000 vest ratably in the second quarter of 2010, 50,000 of these options vest ratably in the second quarter of 2011, 50,000 of these options vest ratably in the second quarter of 2012, and 50,000 of these options vest ratably in the second quarter of 2013. These options were determined to have a total fair value of approximately $43,000. Compensation expense recognized during the three and six months ended June 30, 2009 for these options amounted to $0. The Company granted no stock options to employees and directors during the three months ended June 30, 2008. The Company granted 207,500 stock options to employees and directors during the six months ended June 30, 2008 with exercise prices ranging from $0.45 to $0.55 per share. Of these options, 70,417 vested ratably in the first quarter of 2009; 70,417 of these options vest ratably in the first quarter of 2010; and 66,666 of these options vest ratably in the first quarter of 2011. These options were determined to have a total fair value of $87,988. Compensation expense recognized during the six months ended June 30, 2008 for these options amounted to $14,665. The total intrinsic value of options exercised during the three and six months ended June 30, 2009 and 2008 was $0 and $0, respectively.

The Company granted no stock options to consultants during the three and six months ended June 30, 2009 and 2008.

The Company granted no warrants to non-employee athlete endorsers during the three months ended June 30, 2009. The Company granted 402,500 warrants to non-employee athlete endorsers during the six months ended June 30, 2009 with an exercise price of $0.14 per share. Of these warrants, 109,167 options vest ratably in the fourth quarter of 2009; 4,167 options vest ratably in the first quarter of 2010; 109,167 of these options vest ratably in the fourth quarter of 2010; 4,167 options vest ratably in the first quarter of 2011; 109,166 of these options vest ratably in the fourth quarter of 2011; 4,166 options vest ratably in the first quarter of 2012; and 62,500 of these options vest ratably in the fourth quarter of 2012. These options were determined to have a total fair value of $38,713. Compensation expense recognized during the three months ended June 30, 2009 for these warrants amounted to $2,689. Compensation expense recognized during the six months ended June 30, 2009 for these warrants amounted to $5,364. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R. The Company did not grant any warrants during the three and six months ended March 31, 2008. No warrants were exercised during the three and six months ended March 31, 2009 and 2008.

The Company recognized $27,000 and $54,000, respectively, for the three and six month periods ended June 30, 2009 as a component of employee compensation for common shares issuable as payment of directors’ fees. The Company recognized $16,400 for the three and six month periods ended June 30, 2008 as a component of employee compensation for common shares issuable as payment of directors’ fees.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Employee compensation	$66,609	$92,410	$133,432	$201,672
Consultant compensation	2,689	—	5,364	—
	$69,298	$92,410	$138,796	$201,672

A summary of employee options activity under our plans as of June 30, 2009 and changes during the six-month period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2009	2,877,000	$0.67
Granted during the period	200,000	0.28
Exercised during the period	—	—
Expired during the period	(22,500)	0.20
Outstanding, June 30, 2009	3,054,500	$0.65	2.61	$26,000
Exercisable, June 30, 2009	1,790,751	$0.78	1.66	$500

The market value of the Company’s common stock as of June 30, 2009 was $0.30 per share.

Non-vested Shares	Shares	Weighted- Average Grant-Date Black-Scholes Value
Non-vested, January 1, 2009	1,320,499	$0.41
Granted during the period	200,000	0.22
Vested during the period	(256,750)	0.51
Forfeited during the period	—	—
Non-vested, June 30, 2009	1,263,749	$0.36

As of June 30, 2009, the total fair value of non-vested awards amounted to $369,071. The weighted average remaining period over which such options are expected to be recognized is 3.23 years.

A summary of warrant activity as of June 30, 2009 and changes during the six-month period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance, January 1, 2009	27,500	$0.88
Granted during the period	402,500	0.14
Expired during the period	(27,500)	0.88
Outstanding, June 30, 2009	402,500	$0.14	$64,400

On April 3, 2009, the Board of Directors approved the Company’s 2010 Incentive Stock Option Plan consisting of 1,500,000 underlying shares of the Company’s common stock. Such plan has been voted on and approved at the Company’s Annual Meeting held on June 10, 2009.

6. Equity Instruments

On January 2, 2009, the Company issued 267,855 shares of its common stock as payment of directors’ fees that was properly accrued for in the year ended December 31, 2008.

On April 3, 2009, the Company issued 180,000 shares of its common stock as payment of directors’ fees that was properly accrued for the first quarter of 2009 for an amount totaling $27,000.

On June 24, 2009, the Company issued a total of 535,714 shares of its common stock to its President and another employee of the Company for a total of $150,000. The price of the stock at the date of the issuance was $0.28 per share, which was the closing price of the stock at the date of the transaction.

On June 30, 2009, the Company issued 90,000 shares of its common stock as payment of directors’ fees for the second quarter of 2009 for an amount totaling $27,000.

7. Income Taxes

The Company has approximately $15,082,000 in federal and $5,641,000 in state net operating loss carryovers generated through December 31, 2008 that can be used to offset future taxable income in calendar years 2009 through 2028. The net operating loss carryovers begin to expire in the year 2016 through the year 2028. As of June 30, 2009, the Company has fully reserved for these net operating loss carryovers.

8. Concentrations

The Company’s two largest customers accounted for approximately 24% and 16%, respectively, of net sales for the three months ended June 30, 2009 and the Company’s two largest customers accounted for approximately 21% and 14%, respectively, of net sales for the three months ended June 30, 2008. The Company’s two largest customers accounted for approximately 23% and 13%, respectively, of net sales for the six months ended June 30, 2009 and the Company’s two largest customers accounted for approximately 18% and 17%, respectively, of net sales for the six months ended June 30, 2008. At June 30, 2009, amounts due from these two customers represented approximately 34% and 20%, respectively, of net accounts receivable. At December 31, 2008, amounts due from these two customers represented approximately 36% and 8%, respectively, of net accounts receivable. No other customers exceeded 10% of respective captions noted above.

One of the Company’s suppliers accounted for approximately 81% of total inventory purchases for the three months ended June 30, 2009 and two of the Company’s suppliers accounted for approximately 56% and 34%, respectively, of total inventory purchases for the three months ended June 30, 2008. One of the Company’s suppliers accounted for approximately 72% of total inventory purchases for the six months ended June 30, 2009 and two of the Company’s suppliers accounted for approximately 61% and 27%, respectively, of total inventory purchases for the six months ended June 30, 2008. At June 30, 2009, amounts due to this vendor represented approximately 59% of accounts payable and accrued expenses. At December 31, 2008, amounts due to this vendor represented approximately 24% of accounts payable and accrued expenses. No other vendors exceeded 10% of respective captions noted above.

9. Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution in the amount of $675,000 with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of June 30, 2009) with a floor of 5.00%. This line is collateralized by the short-term investments that are deemed auction rate securities. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities. The Company has renewed this one-year revolving line of credit in the amount of $137,500 which now matures in May 2010. As of July 31, 2009, the Company has not drawn down on this line of credit.

10. CEO Separation Agreement

The Company entered into a Separation Agreement with the former CEO effective August 1, 2008. The terms of the agreement consist of twelve equal monthly payments that aggregate $295,000 and include a non-compete clause. In the three and six months ended June 30, 2009, the Company recognized $73,749 and $147,498, respectively, of expense under this Agreement.

11. Reclassification

The Company reclassified $245,468 of sales and marketing expenses from general and administrative expenses as well as reclassified $33,243 of depreciation expense to general and administrative expenses in the quarter ended June 30, 2008 to conform to current year presentation and enhance comparability. The Company reclassified $389,702 of sales and marketing expenses from general and administrative expenses as well as reclassified $67,339 of depreciation expense to general and administrative expenses in the six months ended June 30, 2008 to conform to current year presentation and enhance comparability.

12. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the disclosures to the financial statements.

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

Sports Performance

          Our research into factors influencing exercise performance, muscle endurance, and recovery has led to the development and commercialization of a new generation of sports and recovery drinks. The key to our technology is the specific ratio in which protein is combined with carbohydrates. We have received two patents on this technology and over 17 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery. Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic athlete including:

•	ENDUROX R4® Recovery Drink – Introduced in February 1999

•	ACCELERADETM Sports Drink – Introduced in May 2001

•	ACCELERADE HYDROTM Sports Drink with 30% less calories and 55% less sugar – Introduced in June 2008

•	ACCEL GEL® – Introduced in February 2004

•	ENDUROX RESTORETM Recovery Drink for exercise lasting less than one hour – Introduced in April 2008

•	ENDUROX® EXCEL® – Introduced in March 1997

•	ENDUROX EXCEL Natural Workout Supplement to build endurance – Introduced in June 2008

•	ENDUROX EXCEL Electrolyte Replenisher to promote rehydration – Introduced in June 2008

•	ENDUROX EXCEL Antioxidant Regenerator to prevent muscle fatigue – Introduced in June 2008

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

          We have significant plans for this technology under a new brand name (ForzeGPS) and strategy platform that compliments both our commercial model and strengths. ForzeGPS is the first appetite management nutrition tool designed specifically for athletes. With a patented blend of natural fats, protein and calcium, ForzeGPS activates the body’s natural appetite control signal. Designed to be taken before or between meals as a snack replacement, ForzeGPS helps control hunger thereby allowing our athletes to stick to their nutrition plan and achieve their optimal weight and thereby performance. We launched ForzeGPS in March 2009 and anticipate that it will be commercialized beyond our sports specialty channel in due course.

(b)     Results of Operations – Three and Six Months Ended June 30, 2009 and 2008

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

          We recorded a net income of $12,922, or $0.00 per share (basic and diluted), for the quarter ended June 30, 2009 compared to a net loss of ($146,608), or ($0.01) per share (basic and diluted), for the quarter ended June 30, 2008. We recorded a net loss of ($392,543), or ($0.03) per share (basic and diluted), for the six months ended June 30, 2009 compared to a net loss of ($418,013), or ($0.03) per share (basic and diluted), for the six months ended June 30, 2008. The net income in the three-month period ended June 30, 2009 compared to the net loss in the same period in 2008 is due primarily to an increase in revenues, a decrease in general and administrative expenses offset by an increase in sales and marketing expenses as detailed below.

          Revenues for the three-month period ended June 30, 2009 increased approximately 15% to $2,725,055 compared to $2,370,429 for the same period in 2008. Revenues for the six-month period ended June 30, 2009 increased approximately 8% to $4,420,673 compared to $4,089,804 for the same period in 2008. Revenues increased in the three- and six- month periods ending June 30, 2009 as compared to the same periods in 2008 due to the introduction of ForzeGPS as discussed in Item 2(a) above, the introduction of an aggressive new sales representation organization covering the entire United States to better penetrate the sports specialty retailers for our full portfolio of products, and an increase in reportable sales to a major customer. We have a sales agreement with a significant customer whereby unsold product is subject to return provisions. In determining revenue recognition for products shipped to this customer, we follow the guidance in SFAS 48 “Revenue Recognition When Right of Return Exists”. Certain of the products shipped are under a “pay on scan” model and revenue is deferred by us until such time the customer sells through such products to the end consumer. The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheets as of June 30, 2009 and December 31, 2008 amounted to $275,313 and $54,695, respectively. Prior to April 1, 2009, for certain products not under a pay on scan model, we recognized revenue identical to the pay on scan model. Effective April, 1, 2009, we commenced recognizing revenue of these products upon shipment as we determined that we have met the criteria established in SFAS 48, specifically as it relates to the ability to estimate future returns. The deferred revenue as of March 31, 2009 related to these products amounted to approximately $318,000 and was recognized similar to the pay on scan model during the three months ended June 30, 2009 as GNC recognized sales to the end consumer. This change in estimate for these product shipments was based primarily on our determination that we could, based upon historical secular analysis, estimate our returns of such product shipments with such historical data covering a five year period. Had we continued to record the shipments of these products under the pay on scan model, deferred revenue would have amounted to approximately $279,000 for these products with a corresponding increase in inventory of approximately $129,000.

          For the three months ended June 30, 2009, gross profit margin on product sales was 47.2% compared to 44.5% for the three months ended June 30, 2008. For the six months ended June 30, 2009, gross profit margin on product sales was 45.9% compared to 45.0% for the six months ended June 30, 2008. The higher gross profit margin in the three- and six- month periods ended June 30, 2009 as compared to the same periods in 2008 is in large part due to lower freight costs in 2009.

          Sales and marketing (“S & M”) expenses increased $209,436 to $454,904 for the three-month period ended June 30, 2009 from $245,468 for the three-month period ended June 30, 2008. S & M expenses increased $381,310 to $771,012 for the six-month period ended June 30, 2009 from $389,702 for the six-month period ended June 30, 2008. The increases for both the three- and six- month periods is primarily due to public relations and marketing costs associated with the launch of ForzeGPS as well as costs for rolling out a new national sales representation organization.

          General and administrative (“G & A”) expenses decreased $70,446 to $819,019 for the three-month period ended June 30, 2009 from $889,465 for the three-month period ended June 30, 2008. G & A expenses decreased $138,270 to $1,651,501 for the six-month period ended June 30, 2009 from $1,789,771 for the six-month period ended June 30, 2008. The decreases for both the three- and six- month periods is due primarily to the restructuring we undertook in the third quarter of 2008. Included in G & A in the three- and six- month periods ended June 30, 2009 is approximately $73,500 and $147,000, respectively, paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments will continue at the rate of approximately $24,500 per month through July 31, 2009.

          Research and development (“R & D”) expenses were $-0- for the three and six months ended June 30, 2009 compared to $77,597 and $109,508, respectively, for the three and six months ended June 30, 2008. R & D expenses have decreased as we transition to a more commercially-focused consumer packaged goods company.

(c)     Liquidity and Capital Resources

          At June 30, 2009, our current assets exceeded our current liabilities by approximately $2,075,000 with a ratio of current assets to current liabilities of approximately 2.5 to 1. At June 30, 2009, cash on hand was $581,696, a decrease of $307,297 from December 31, 2008, primarily as the result of a decrease of $25,000 in other short-term investments, an increase of $939,949 in accounts receivable (net of allowances), a decrease in inventory of $323,549 (net of reserves), an increase in prepaid expenses of $50,471, a decrease in deposits of $12,000, an increase in accounts payable and accrued expenses of $476,089, issuances of notes payable of $59,751, repayments of notes payable of $53,240, and a decrease in deferred revenue of $72,632 from December 31, 2008. Accounts receivable increased at June 30, 2009 from December 31, 2008 due to higher revenues in the second quarter of 2009 as compared to the fourth quarter of 2008. Inventories decreased due to better inventory management and a change in revenue recognition method as discussed above. Accounts payable and accrued expenses increased primarily due to better cash management. Deferred revenue decreased due to a change in revenue recognition method as discussed above.

          As of June 30, 2009, we had $275,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During the first six months of 2009, we were able to redeem $25,000 of these investments with no gain or loss. We have obtained a revolving line of credit with a financial institution with a maturity of May 2010 that will accept these securities as collateral. The maximum amount that we may borrow is limited to 50% of the value of these auction rate securities. From July 1, 2009 through July 31, 2009, we redeemed an additional $100,000 of these investments with no gain or loss.

          During the first six months of 2009, we commenced the marketing and distribution of our new ForzeGPS product line. In connection with this activity, we have increased its marketing expenditures. We believe we are currently on plan in connection with our working capital needs at this point in the product launch cycle. There can be no assurance that sales from this new product line will materialize as planned. Should such planned sales not materialize, we may have to cut discretionary marketing spending or may be required to raise additional capital to sustain operations in the future.

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

          Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2009, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

          Changes in internal control over financial reporting. During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

           II.         OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          On June 10, 2009, the Company held its Annual Meeting of Stockholders, pursuant to information contained in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement that was mailed to stockholders on May 12, 2009.

(b)          One of the matters listed in the Company’s Proxy for the meeting was the annual Election of Directors. There were six nominees for election who were elected by the shareholders to serve for a one-year term. The results of the balloting were as follows (Shares voting: 11,830,354 of 14,642,468):

Nominee	For	Against	Abstain
Jason Ash	9,166,557	-0-	2,663,797
Robert Portman	10,719,234	-0-	1,111,120
David Portman	10,717,616	-0-	1,112,738
Michael Cahr	9,165,896	-0-	2,664,458
Adam Mizel	9,151,956	-0-	2,678,398
Marc Particelli	9,150,318	-0-	2,680,036

(c) Another matter voted upon by the stockholders was the approval of the 2010 Incentive Stock Option Plan. This matter was approved. The results of the balloting for this matter was as follows:

Matter	For	Against	Abstain
Approval of 2010 Incentive Stock Option Plan	3,525,952	153,433	2,512,075

(d)          Another matter voted upon by the stockholders was the ratification of the appointment of Weiser, LLP as independent auditors for the Company for the fiscal year ending December 31, 2009. This matter was approved. The results of the balloting for this matter was as follows:

Matter	For	Against	Abstain
Ratification of auditors	9,295,948	44,933	2,489,473

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit(1)

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to PacificHealth Laboratories, Inc.’s Amendment No. 3 to Registration Statement on Form SB- 2/A filed on December 17, 1997)

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

PACIFICHEALTH LABORATORIES, INC.

By:	/S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 3, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to PacificHealth Laboratories, Inc.’s Amendment No. 3 to Registration Statement on Form SB- 2/A filed on December 17, 1997)

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

4.5
Certificate of Designations for Series B Preferred Stock, filed with the Secretary of State of the State of Delaware on April 28, 2005 (incorporated by reference to Exhibit 3(i) to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on May 4, 2005)

4.6.1
Securities Purchase Agreement, dated August 24, 2005 by and between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC (incorporated by reference to Exhibit 10.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on August 30, 2005)

4.6.2
Amended and Restated Investors’ Rights Agreement dated August 24, 2005 between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC and any additional investor that becomes a party thereto (incorporated by reference to Exhibit 4.1 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on August 30, 2005)

4.6.3
Form of Secured Convertible Promissory Note issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 10.2 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on August 30, 2005)

4.6.4
Security Agreement dated August 24, 2005 by and between PacificHealth Laboratories, Inc. and Hormel HealthLabs, LLC (incorporated by reference to Exhibit 10.3 to PacificHealth Laboratories, Inc.’s Current Report on Form 8-K filed on August 30, 2005)

10.1
Employment Extension Agreement between PacificHealth Laboratories, Inc. and Robert Portman effective January 1, 2004, executed February 28, 2006 (incorporated by reference to Exhibit 10.6 to PacificHealth Laboratories, Inc.’s Post-Effective Amendment to Registration Statement on Form SB-2 (File No. 333-109197) filed on May 2, 2006)

10.2.1
Asset Purchase Agreement dated February 22, 2006, by and between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment) (incorporated by reference to Exhibit 10.8 to PacificHealth Laboratories, Inc.’s Annual report on Form 10-KSB filed on March 31, 2006)

10.2.2
License Agreement dated February 22, 2006, by and between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment) (incorporated by reference to Exhibit 10.9 to PacificHealth Laboratories, Inc.’s Annual report on Form 10- KSB filed on March 31, 2006)

10.2.3
Consulting, License and Noncompetition Agreement dated February 22, 2006, by and between PacificHealth Laboratories, Inc., Mott’s LLP and Robert Portman (redacted, subject to request for confidential treatment) (incorporated by reference to Exhibit 10.10 to PacificHealth Laboratories, Inc.’s Annual report on Form 10-KSB filed on March 31, 2006)

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