Form 10-Q
period 2009-09-30
PACIFICHEALTH LABORATORIES INC
filed 2009-10-30
CIK 1000278

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,452,588 shares of common stock, par value $0.0025, outstanding as of October 30, 2009.

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

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$457,724	$888,993
Other short-term investments	175,000	300,000
Accounts receivable, net	1,527,864	455,851
Inventories	1,500,865	1,308,316
Prepaid expenses	164,481	159,200
Total current assets	3,825,934	3,112,360

Property and equipment, net	277,448	236,721

Deposits	10,895	22,895

Total assets	$4,114,277	$3,371,976

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$34,591	$58,810
Accounts payable and accrued expenses	1,530,629	555,354
Deferred revenue	323,213	347,945
Total current liabilities	1,888,433	962,109

Stockholders' equity:
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
15,409,403 shares at September 30, 2009 and
14,194,613 shares at December 31, 2008	38,524	35,486
Additional paid-in capital	19,964,874	19,585,297
Accumulated deficit	(17,777,554)	(17,210,916)

	2,225,844	2,409,867

Total liabilities and stockholders' equity	$4,114,277	$3,371,976

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenues:
Net product sales	$2,376,291	$2,176,196	$6,796,964	$6,266,000

Cost of goods sold:
Cost of product sales	1,170,550	1,202,456	3,564,018	3,451,138
Reserve for obsolete inventory	-	84,669	-	84,669
	1,170,550	1,287,125	3,564,018	3,535,807

Gross profit	1,205,741	889,071	3,232,946	2,730,193

Operating expenses:
Sales and marketing	569,705	344,829	1,340,717	734,531
General and administrative	808,973	915,811	2,460,474	2,705,582
Research and development	-	15,220	-	124,728
Restructuring expense	-	472,069	-	472,069
	1,378,678	1,747,929	3,801,191	4,036,910

Loss before other (expense) income and
provision for income taxes	(172,937)	(858,858)	(568,245)	(1,306,717)

Other (expense) income:
Other income	-	-	4,000	1,296
Interest income	343	9,425	3,445	38,572
Interest expense	(1,501)	(536)	(3,758)	(1,133)
	(1,158)	8,889	3,687	38,735

Loss before income taxes	(174,095)	(849,969)	(564,558)	(1,267,982)

Provision for income taxes	-	-	2,080	-

Net loss	$(174,095)	$(849,969)	$(566,638)	$(1,267,982)

Basic and diluted loss per share	$(0.01)	$(0.06)	$(0.04)	$(0.09)

Weighted average common shares - basic and diluted	15,296,300	13,557,005	14,815,232	13,520,156

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net loss	$(566,638)	$(1,267,982)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation	141,659	112,137
Allowance for doubtful accounts	9,000	9,000
Equity instrument-based expense	232,615	325,719
Reserve of inventory	-	84,669
Restructuring expense	-	472,069
Changes in assets and liabilities:
Increase in accounts receivable	(1,081,013)	(169,719)
(Increase) decrease in inventories	(192,549)	526,178
(Increase) decrease in prepaid expenses	(5,281)	7,640
Decrease in deposits	12,000	-
Increase in accounts payable and accrued expenses	975,275	222,402
Decrease in deferred revenue	(24,732)	(173,903)
Net cash (used in) provided by operating activities	(499,664)	148,210

Cash flows from investing activities:
Proceeds from sales of other short-term investments	125,000	725,000
Purchase of fixed assets	(182,386)	(195,098)
Net cash (used in) provided by investing activities	(57,386)	529,902

Cash flows from financing activities:
Issuance of notes payable	59,751	58,537
Repayments of notes payable	(83,970)	(42,481)
Common stock issued	150,000	-
Net cash provided by financing activities	125,781	16,056

Net (decrease) increase in cash and cash equivalents	(431,269)	694,168

Cash and cash equivalents, beginning balance	888,993	1,712,713

Reclassification of cash to other short-term investments	-	(1,500,000)

Cash and cash equivalents, ending balance	$457,724	$906,881

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,758	$1,133

Cash paid for income taxes	$2,080	$-

See accompanying notes to financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2008. (See Revenue Recognition note below.)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of revenue recognition, as it relates to customer returns, inventory obsolescence, allowance for doubtful accounts, valuation allowances for deferred tax assets, restructuring charges, and valuation of share-based payments issued under ASC 718-10-05, “Compensation - Stock Compensation” (“ASC 718-10-05”).

During the first nine months of 2009, the Company commenced the marketing and distribution of its new FORZE GPS™ product line.  In connection with this activity, the Company has increased its marketing expenditures.  Management believes it is currently on plan in connection with its working capital needs at this point in the product launch cycle. There can be no assurance that sales from this new product line will materialize as planned. Should such planned sales not materialize, the Company may have to cut discretionary marketing spending or may be required to raise additional capital to sustain operations in the future.

On April 1, 2009, the Company adopted the provisions of ASC 855-10-05, “Subsequent Events” (“ASC 855-10-05”), on a prospective basis. The provisions of ASC 855-10-05 provide guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company evaluated events occurring between the end of our most recent quarter ended September 30, 2009 and October 30, 2009, the date the financial statements were issued.

In the quarter ended September 30, 2008, the Company made the decision to restructure in order to be better able to sustain its base sports performance business. The Company eliminated a number of positions and chose to exit certain market sectors. As a result of these decisions, the Company recorded a restructuring charge in the amount of $472,069 in the quarter ended September 30, 2008. Approximately $138,000 of this charge was for the accelerated vesting of options to the Company’s former CEO pursuant to a Separation Agreement. Approximately $150,000 was accrued for severance and benefits for the eliminated positions. The Company wrote-off approximately $139,000 in SATIATRIM raw materials and packaging components that will no longer be used as the Company does not intend to market that brand any longer. The Company also wrote off approximately $45,000 in raw materials and packaging inventory for certain sports performance products that no longer fit into the Company’s plans.

2. Revenue Recognition

Sales are recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectability is reasonably assured.  Sales are recorded net of incentives paid to customers.

The Company has a sales agreement with GNC, a significant customer of the Company, whereby unsold product is subject to return provisions.  In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605-10-25-1,” Sales of Product When Right of Return Exists” (“ASC 605-10-25-1”). Certain of the products shipped are under a “pay on scan” model and revenue is deferred by the Company until such time the customer sells through such products to the end consumer.  The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheets as of September 30, 2009 and December 31, 2008 amounted to $323,213 and $54,695, respectively.

Prior to April 1, 2009, for certain products not under a pay on scan model, the Company recognized revenue identical to the pay on scan model.  Effective April, 1, 2009, the Company commenced recognizing revenue of these products upon shipment as the Company determined that it has met the criteria established in ASC 605-10-25-1, specifically as it relates to the ability to estimate future returns. The deferred revenue as of March 31, 2009 related to these products amounted to approximately $318,000 and was recognized similar to the pay on scan model during the three months ended June 30, 2009 as GNC recognized sales to the end consumer.  This change in estimate for these product shipments was based primarily on the Company’s determination that it could, based upon historical secular analysis, estimate its returns of such product shipments with such historical data covering a five year period.  Had the Company continued to record the shipments of these products under the pay on scan model, deferred revenue would have amounted to approximately $279,000 for these products with a corresponding increase in inventory of approximately $129,000.

3. Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a "Dutch auction".

Accordingly, the Company has classified such investments as other short-term investments. During the nine months ended September 30, 2009, the Company redeemed $125,000 of these investments.

4. Inventories

As of September 30, 2009 and December 31, 2008, inventories consisted of the following:

	September 30,
	2009	December 31,
	(Unaudited)	2008
Raw materials	$51,205	$207,286
Work-in-process	-	-
Packaging supplies	82,370	42,861
Finished goods	1,218,452	902,132
Finished goods on consignment	148,838	156,037
	$1,500,865	$1,308,316

Included above are reserves against finished goods of $37,121 and $42,339, respectively, at September 30, 2009 and December 31, 2008.

5. Stock-Based Compensation

The Company accounts for equity instrument issuances (including common stock, options, and warrants) in accordance with ASC 718-10-05. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee services in share-based payment transactions and issuances of stock options to employees. The Company recorded charges of $93,819 and $124,047, respectively, in the three-month periods ended September 30, 2009 and 2008, representing the effect on loss from continuing operations, loss before income taxes and net loss. The Company recorded charges of $232,615 and $325,719, respectively, in the nine-month periods ended September 30, 2009 and 2008, representing the effect on loss from continuing operations, loss before income taxes and net loss.

Employee Compensation

The Company recorded charges of $41,229 and $124,047, respectively, in the three-month periods ended September 30, 2009 and 2008 for previously issued equity issuances for employees.  The Company recorded charges of $120,661 and $325,719, respectively, in the nine-month periods ended September 30, 2009 and 2008 for previously issued equity issuances for employees.

The Company did not grant any options to employees in the three months ended September 30, 2009. The Company granted 200,000 stock options to the Chief Executive Officer/President during the nine months ended September 30, 2009 with an exercise price of $0.28 per share. Of these options, 50,000 vest in the second quarter of 2010, 50,000 of these options vest in the second quarter of 2011, 50,000 of these options vest in the second quarter of 2012, and 50,000 of these options vest in the second quarter of 2013. These options were determined to have a total fair value of approximately $43,000. Compensation expense recognized during the three and nine months ended September 30, 2009 for these options amounted to $2,688. The Company granted 450,000 stock options to other employees and directors during the three months ended September 30, 2008 with exercise prices ranging from $0.23 to $0.28 per share that vest on an annual basis through the third quarter of 2012. These options were determined to have a total fair value of $85,700. Compensation expense recognized during the three months ended September 30, 2008 for these options amounted to $2,651. The Company granted 657,500 stock options to employees and directors during the nine months ended September 30, 2008 with exercise prices ranging from $0.23 to $0.55 per share. There were 70,417 options that vested in the first quarter of 2009; 70,417 of these options vest in the first quarter of 2010; 66,666 of these options vest in the first quarter of 2011; and 450,000 of these options vest through the third quarter of 2012. These options were determined to have a total fair value of $173,688. Compensation expense recognized during the nine months ended September 30, 2008 for these options amounted to $24,756. The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 and 2008 was $0 and $0, respectively.

The Company recognized $24,000 and $78,000, respectively, for the three and nine month periods ended September 30, 2009 as a component of employee compensation for common shares issuable as payment of directors’ fees. The Company recognized $35,000 and $51,400, respectively, for the three and nine month periods ended September 30, 2008 as a component of employee compensation for common shares issuable as payment of directors’ fees.

Non-Employee Compensation

The Company granted no warrants to non-employee athlete endorsers during the three months ended September 30, 2009. The Company granted 402,500 warrants to non-employee athlete endorsers during the nine months ended September 30, 2009 with an exercise price of $0.14 per share. Of these warrants, 109,167 warrants vest in the fourth quarter of 2009; 4,167 warrants vest in the first quarter of 2010; 109,167 of these warrants vest in the fourth quarter of 2010; 4,167 warrants vest in the first quarter of 2011; 109,166 of these warrants vest in the fourth quarter of 2011; 4,166 warrants vest in the first quarter of 2012; and 62,500 of these warrants vest in the fourth quarter of 2012. These warrants were determined to have a total fair value of $38,713. Compensation expense recognized during the three and nine months ended September 30, 2009 for these warrants amounted to $2,689 and $8,053, respectively. These amounts were charged to operations and added to additional paid-in capital in accordance with ASC 718-10-05. The Company did not grant any warrants during the three and nine months ended September 30, 2008.  No warrants were exercised during the three and nine months ended September 30, 2009 and 2008.

The Company recognized $25,901 for the three and nine month periods ended September 30, 2009 as a component of sales commissions for common shares issued as payment of certain sales representative commissions. The Company did not recognize any expense in the three and nine month periods ended September 30, 2008 as a component of consultant compensation for common shares issued as payment of certain sales representative commissions.

The Company granted no stock options to consultants during the three and nine months ended September 30, 2009 and 2008.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2009	2008	2009	2008

Employee compensation	$65,229	$124,047	$198,661	$325,719
Consultant compensation	28,590	-	33,954	-
	$93,819	$124,047	$232,615	$325,719

A summary of employee options activity under our plans as of September 30, 2009 and changes during the nine-month period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2009	2,877,000	$0.67
Granted during the period	200,000	0.28
Exercised during the period	-	-
Expired during the period	(518,500)	0.64
Outstanding, September 30, 2009	2,558,500	$0.64	2.83	$7,800
Exercisable, September 30, 2009	1,412,251	$0.79	2.14	$2,175

The market value of the Company’s common stock as of September 30, 2009 was $0.26 per share.

		Weighted
		Average
		Grant-Date
		Black-Scholes
Non-vested Options	Shares	Value
Non-vested, January 1, 2009	1,320,499	$0.41
Granted during the period	200,000	0.22
Vested during the period	(374,250)	0.43
Forfeited during the period	-	-
Non-vested, September 30, 2009	1,146,249	$0.37

As of September 30, 2009, the total fair value of non-vested awards amounted to $327,842. The weighted average remaining period over which such options are expected to be recognized is 2.87 years.

A summary of warrant activity as of September 30, 2009 and changes during the nine-month period then ended is presented below:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Warrants	Shares	Price	Value
Balance, January 1, 2009	27,500	$0.88
Granted during the period	402,500	0.14
Expired during the period	(27,500)	0.88
Outstanding, September 30, 2009	402,500	$0.14	$48,300

On April 3, 2009, the Board of Directors approved the Company’s 2010 Incentive Stock Option Plan consisting of 1,500,000 underlying shares of the Company’s common stock. Such plan has been voted on and approved at the Company’s Annual Meeting held on June 10, 2009.

6. Common Stock Issuances

On January 2, 2009, the Company issued 267,855 shares of its common stock as payment of directors’ fees that were accrued for in the year ended December 31, 2008.

On April 3, 2009, the Company issued 180,000 shares of its common stock as payment of directors’ fees that were accrued for the first quarter of 2009 for an amount totaling $27,000.

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

On August 11, 2009, the Company issued 48,912 shares of its common stock as payment of certain sales commissions for the first and second quarters of 2009 for an amount totaling $14,673.

On September 30, 2009, the Company issued 92,309 shares of its common stock as payment of directors’ fees for the third quarter of 2009 for an amount totaling $24,000.

7. Income Taxes

The Company has approximately $15,082,000 in federal and $5,641,000 in state net operating loss carryovers generated through December 31, 2008 that can be used to offset future taxable income in calendar years 2009 through 2028. The net operating loss carryovers begin to expire in the year 2016 through the year 2028. As of September 30, 2009, the Company has fully reserved for these net operating loss carryovers.

8. Concentrations

The Company’s two largest customers accounted for approximately 23% and 18%, respectively, of net sales for the three months ended September 30, 2009 and the Company’s three largest customers accounted for approximately 16%, 13% and 10%, respectively, of net sales for the three months ended September 30, 2008.  The Company’s two largest customers accounted for approximately 20% and 16%, respectively, of net sales for the nine months ended September 30, 2009 and the Company’s two largest customers accounted for approximately 17% and 16%, respectively, of net sales for the nine months ended September 30, 2008. At September 30, 2009, amounts due from these two customers represented approximately 36% and 20%, respectively, of net accounts receivable. At December 31, 2008, amounts due from these two customers represented approximately 36% and 8%, respectively, of net accounts receivable. No other customers exceeded 10% of respective captions noted above.

Two of the Company’s suppliers accounted for approximately 56% and 25%, respectively, of total inventory purchases for the three months ended September 30, 2009 and two of the Company’s suppliers accounted for approximately 83% and 13%, respectively, of total inventory purchases for the three months ended September 30, 2008. Two of the Company’s suppliers accounted for approximately 64% and 15%, respectively, of total inventory purchases for the nine months ended September 30, 2009 and two of the Company’s suppliers accounted for approximately 69% and 22%, respectively, of total inventory purchases for the nine months ended September 30, 2008.  At September 30, 2009, amounts due to these two vendors represented approximately 40% and 17%, respectively, of accounts payable and accrued expenses.  At December 31, 2008, amounts due to these two vendors represented approximately 24% and 0%, respectively, of accounts payable and accrued expenses. No other vendors exceeded 10% of respective captions noted above.

9. Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution in the amount of $675,000 with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of September 30, 2009) with a floor of 5.00%. This line is collateralized by the short-term investments that are deemed auction rate securities. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities. The Company renewed this one-year revolving line of credit that now matures in May 2010 in the amount of $137,500. As of September 30, 2009, this line of credit has a borrowing limit of $87,500. As of October 30, 2009, the Company has not drawn down on this line of credit.

10. Deferred Rent

In September 2009, the Company entered into a lease extension for its current office space that was set to expire in June 2012. The terms of the lease extension call for the term to begin September 2009 and conclude in June 2015. Monthly payments commence at $9,583 and increase to $11,250 by the last year with the first month of rent free. The Company records monthly rent expense on a straight line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included as a component of accounts payable and accrued expenses in the accompanying balance sheet. As of September 30, 2009, this amounted to $10,304.

11. CEO Separation Agreement

The Company entered into a Separation Agreement with the former CEO effective August 1, 2008. The terms of the agreement consist of twelve equal monthly payments that aggregate $295,000 and include a non-compete clause.  In the three and nine months ended September 30, 2009, the Company recognized $24,583 and $172,081, respectively, of expense under this Agreement. In the three and nine months ended September 30, 2008, the Company recognized $49,166 of expense under this Agreement.

12. Reclassification

The Company reclassified $344,829 of sales and marketing expenses from general and administrative expenses as well as reclassified $44,798 of depreciation expense to general and administrative expenses in the quarter ended September 30, 2008 to conform to current year presentation and enhance comparability. The Company reclassified $734,531 of sales and marketing expenses from general and administrative expenses as well as reclassified $112,137 of depreciation expense to general and administrative expenses in the nine months ended September 30, 2008 to conform to current year presentation and enhance comparability.

13. Subsequent Events

On October 13, 2009, the Company issued 43,185 shares of its common stock as payment of certain sales commissions for the third quarter of 2009 for an amount totaling $11,228.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, the terms the “Company,” “we”, “us,” and “our” refer to PacificHealth Laboratories, Inc.

(a) Introduction

PacificHealth Laboratories (hereinafter referred to as the “Company”, “us”, or “we”) is a leading nutrition company that was incorporated in the State of Delaware in April 1995.  We focus on the development, marketing and selling of patented premium nutrition tools that enable our consumers to enhance their health and improve their performance. Our principal area of focus is exercise performance and recovery, including optimal weight management. Our products can be marketed without prior Food and Drug Administration (“FDA”) approval under current regulatory guidelines.

We are evolving into a more consumer oriented, brand driven company that derives value  from its own brands based on our science-based nutrition technology. We have previously been a pioneer in the development of patented nutritional products that activate biochemical pathways to enhance muscle endurance and additionally the specific peptides involved in appetite regulation.  Today, we employ multiple strategies for the commercialization of our technologies, but we are placing increasing emphasis on the creation of brands.  We are also decreasing our emphasis on further research and development.

The ongoing development of our new strategy strategic and financial turnaround is evidenced by some of the key measures of 2009. For the quarter ended September 30, 2009 as shown below, sales and marketing expenses are up $224,876, or 65%, from the same period in 2008.  A significant portion of this increase is related to the creation of a new national sales representation organization. Likewise, for the quarter ended September 30, 2009, general and administrative expenses have decreased $106,838, or 12%, which furthermore represents a decreasing quarterly year over year run rate proportional to revenue from 42% to 34% respectively. The growth of the base business is reflected in the increased underlying growth rate (excluding revenue recognition relating to GNC “pay on scan” in the quarter ended June 30, 2009, see Note 2 in the financial statements above) of our endurance products from 1.3% in the quarter ended June 30, 2009 as compared to the same period in 2008 and 6.3% in the quarter ended September 30, 2009 as compared to the same period in 2008. In 2009, we have launched a new product and brand offer (FORZE GPS™) into our area of commercial strength, that of Sports Specialty Retail, with a view to measuring this relatively efficient test market result discreetly and then, as appropriate, continuing to expand the distribution footprint. As with any consumer product launch, but particularly given our commitment to an extensive sampling program for FORZE GPS, there is upward pressure on inventory and in the event of FORZE GPS, this has increased our inventory numbers in the quarter ended September 30, 2009 by approximately $392,000 from June 30, 2009, negating some of the ongoing gains we have made versus prior periods. Grassroots sampling is a key leg of our FORZE GPS launch strategy. For example, FORZE GPS is the official bar of the Rock ‘N Roll Marathon Series in the United States, the biggest aggregate race series in the world with over 250,000 participants, 520,000 expo attendees, and 980,000 spectators. As such, approximately $150,000 of current FORZE GPS inventory will be used as samples over the next 12 months and is not expected to be turned directly into cash.

Sports Performance

Our previous research into factors influencing exercise performance, muscle endurance, and recovery has led to the development and commercialization of a new generation of sports and recovery drinks.  The key to our technology is the specific ratio in which protein is combined with carbohydrates.  We have received two patents on this technology and over 17 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery.  Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic athlete including:

·   ENDUROX R4® Recovery Drink – Introduced in February 1999

·   ACCELERADETM Sports Drink – Introduced in May 2001

·   ACCELERADE HYDROTM Sports Drink with 30% less calories and 55% less sugar – Introduced in June 2008

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

We previously conducted research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage, powder beverage, bars, and chewable tablet). Starting in the third quarter of 2003, the Company funded a number of clinical studies on a further improved ready to drink formulation.  The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal.  We have seven patents on our appetite suppressant technology with additional patents pending. We launched an exclusively on-line brand, SATIATRIM®, in June 2007. To date, we have not generated significant sales from this product line and have subsequently discontinued it.

We have significant plans for this technology under a new brand name (FORZE GPS) and strategy platform that compliments both our commercial model and strengths. FORZE GPS is the first appetite management nutrition tool designed specifically for athletes. With a patented blend of natural fats, protein and calcium, FORZE GPS activates the body’s natural appetite control signal. Designed to be taken before or between meals as a snack replacement, FORZE GPS helps control hunger thereby allowing our athletes to stick to their nutrition plan and achieve their optimal weight and performance.  We launched FORZE GPS in March 2009 in our sports specialty retail channel as a test market and have begun to commercialize FORZE GPS beyond that into health food retailers such as GNC and The Vitamin Shoppe. The brand currently offers 6 SKUs.

(b) Results of Operations – Three and Nine Months Ended September 30, 2009 and 2008

The U.S. economy continues to experience retraction, and it is possible that we will see further economic deterioration in the immediate future. Weakening economic conditions or outlook could reduce the consumption of discretionary products. We expect that much of our revenues will be from retailers whose success is dependent on consumers’ willingness to spend money on these discretionary items. This may adversely affect our revenues, which would adversely affect our business and financial results.

Revenues for the three-month period ended September 30, 2009 increased by $200,095, or approximately 9%, to $2,376,291 compared to $2,176,196 for the same period in 2008. Revenues for the nine-month period ended September 30, 2009 increased $530,964, or approximately 8%, to $6,796,964 compared to $6,266,000 for the same period in 2008. Revenues increased in the three-month period ending September 30, 2009 as compared to the same period in 2008 due to the introduction of FORZE GPS as discussed in Item 2(a) above and the introduction of an aggressive new sales representation organization covering the entire United States to better penetrate the sports specialty retailers for our full portfolio of products. Revenues increased in the nine-month period ending September 30, 2009 as compared to the same period in 2008 due to the aforementioned reasons as well as an increase in reportable sales to GNC, a major customer. Certain of the products shipped to GNC are under a “pay on scan” model and revenue is deferred by us until such time the customer sells through such products to the end consumer. Prior to April 1, 2009, for certain products not under a pay on scan model, we recognized revenue identical to the pay on scan model.  Effective April, 1, 2009, we commenced recognizing revenue of these products upon shipment and, as a result of such change in revenue recognition, we recorded $279,000 as revenue in the nine months ended September 30, 2009, which amount had previously been recorded as deferred revenue.

For the three months ended September 30, 2009, gross profit margin on product sales was 50.7% compared to 44.7% for the three months ended September 30, 2008. For the nine months ended September 30, 2009, gross profit margin on product sales was 47.6% compared to 44.9% for the nine months ended September 30, 2008. The higher gross profit margin in the three- and nine- month periods ended September 30, 2009 as compared to the same periods in 2008 is due equally to no significant increases in product costs, lower freight costs and higher sales dollar per serving sold in 2009 based on customer mix. Management cannot predict if this trend will continue.

During the quarter ended September 30, 2008, we also reserved $84,669 of SATIATRIM inventory that had expiration dates in December 2008.

Sales and marketing (“S & M”) expenses increased $224,876, or approximately 65%, to $569,705 for the three-month period ended September 30, 2009 from $344,829 for the three-month period ended September 30, 2008. S & M expenses increased $606,186, or approximately 83%, to $1,340,717 for the nine-month period ended September 30, 2009 from $734,531 for the nine-month period ended September 30, 2008. S & M expenses increased as a percentage of product sales to approximately 24% in the three-month period ended September 30, 2009, compared to approximately 16% in the three-month period ended September 30, 2008, and increased as a percentage of product sales to approximately 20% in the nine months ended September 30, 2009 compared to approximately 12%  in the nine months ended September 30, 2008. The increases for both the three- and nine- month periods is primarily due to public relations and marketing costs associated with the launch of FORZE GPS as well as costs for rolling out a new national sales representation organization.

General and administrative (“G & A”) expenses decreased $106,838, or approximately 12%, to $808,973 for the three-month period ended September 30, 2009 from $915,811 for the three-month period ended September 30, 2008. G & A expenses decreased $245,108, or approximately 9%, to $2,460,474 for the nine-month period ended September 30, 2009 from $2,705,582 for the nine-month period ended September 30, 2008. The decreases for both the three- and nine- month periods is due primarily to savings realized as a result of the restructuring we undertook in the third quarter of 2008 (the “Restructuring”). Included in G & A in the three- and nine- month periods ended September 30, 2009 is approximately $25,000 and $172,000, respectively, paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments ended under the terms of the Separation Agreement effective as of July 31, 2009.

Research and development (“R & D”) expenses were $-0- for the three and nine months ended September 30, 2009 compared to $15,220 and $124,728, respectively, for the three and nine months ended September 30, 2008. R & D expenses have decreased as we transition to a more commercially-focused consumer packaged goods company.

In the quarter ended September 30, 2008, we made the decision to effect the Restructuring in order to be better able to sustain our base sports performance business. We eliminated a number of positions and chose to exit certain market sectors. As a result of these decisions, we recorded a restructuring charge in the amount of $472,069 in the quarter ending September 30, 2008. Approximately $138,000 of this charge was for the accelerated vesting of options to our former CEO pursuant to a Separation Agreement. Approximately $150,000 was accrued for severance and benefits for the eliminated positions. We wrote-off approximately $139,000 in SATIATRIM raw materials and packaging components that will no longer be used as we do not intend to market that brand any longer. We also wrote off approximately $45,000 in raw materials and packaging inventory for certain sports performance products that no longer fit into our plans.

We recorded a net loss of ($174,095), or ($0.01) per share (basic and diluted), for the quarter ended September 30, 2009 compared to a net loss of ($849,969), or ($0.06) per share (basic and diluted), for the quarter ended September 30, 2008. We recorded a net loss of ($566,638), or ($0.04) per share (basic and diluted), for the nine months ended September 30, 2009 compared to a net loss of ($1,267,982), or ($0.09) per share (basic and diluted), for the nine months ended September 30, 2008. The lower net loss in the three- and nine- month periods ended September 30, 2009 compared to the same periods in 2008 is due primarily to the 2008 restructuring charges, an increase in revenues, a decrease in general and administrative expenses offset by an increase in sales and marketing  expenses.

(c) Liquidity and Capital Resources

At September 30, 2009, our current assets exceeded our current liabilities by approximately $1,938,000 with a ratio of current assets to current liabilities of approximately 2.0 to 1. At September 30, 2009, cash on hand was $457,724, a decrease of $431,269 from December 31, 2008, primarily as the result of a decrease of $125,000 in other short-term investments, an increase of $1,072,013 in accounts receivable (net of allowances), an increase in inventory of $192,549 (net of reserves), an increase in prepaid expenses of $5,281, a decrease in deposits of $12,000,  an increase in accounts payable and accrued expenses of $975,275, issuances of notes payable of $59,751, repayments of notes payable of $83,970, and a decrease in deferred revenue of $24,732 from December 31, 2008. Accounts receivable increased at September 30, 2009 from December 31, 2008 due to higher revenues in the third quarter of 2009 as compared to the fourth quarter of 2008. Inventories increased due to increased inventory for our FORZE GPS product line in anticipation of expanded sales and distribution. Accounts payable and accrued expenses increased primarily due to higher inventory and favorable cash cycle timing. Deferred revenue decreased due to a change in revenue recognition method as discussed above.

Net cash used in operating activities for the nine months ended September 30, 2009 was $499,664 compared to net cash provided by operating activities for the same period in 2008 of $148,210. The difference in the first nine months of 2009 as compared to the same period in 2008 is due to a greater increase in accounts receivable and inventories offset by a greater increase in accounts payable and accrued expenses. Accounts receivable and accounts payable had a greater increase in the first nine months of 2009 as compared to the same period in 2008 due to timing differences in the cash cycle. Through October 29, 2009, we collected approximately $958,000 in cash from accounts receivable and disbursed cash of approximately $804,000 in reducing accounts payable. Inventory increased in the first nine months of 2009 compared to a decrease in the same period in 2008 due to the introduction of our new FORZE GPS product line. Approximately $150,000 of current FORZE GPS inventory will be used as samples over the next 12 months and is not expected to be turned into cash. Historically, we have funded inventory purchases through trade credit and we expect that to continue.

As of September 30, 2009, we had $175,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During the first nine months of 2009, we were able to redeem $125,000 of these investments with no gain or loss. We have obtained a revolving line of credit with a financial institution with a maturity of May 2010 that will accept these securities as collateral. The maximum amount that we may borrow is limited to 50% of the value of these auction rate securities.

During the first nine months of 2009, we commenced the marketing and distribution of our new FORZE GPS product line.  In connection with this activity, we have increased our marketing expenditures including a heavy sampling program to introduce the product.  We believe we are currently on plan in connection with our working capital needs at this point in the product launch cycle. There can be no assurance that sales from this new product line will materialize as planned. Should such planned sales not materialize, we may have to cut discretionary marketing spending or may be required to raise additional capital to sustain operations in the future.

We have evaluated our cash flow needs for the next 12 months and believe that we will have sufficient funds to meet our current obligations as they become due.

In September 2009, we entered into a lease extension for our current office space that was set to expire in June 2012. The terms of the lease extension call for the term to begin September 2009 and conclude in June 2015. Monthly payments commence at $9,583 and increase to $11,250 by the last year with the first month of rent free. We record monthly rent expense on a straight line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included as a component of accounts payable and accrued expenses in the accompanying balance sheet. As of September 30, 2009, this amounted to $10,304.

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

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2009, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICHEALTH LABORATORIES, INC.

By: /S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	October 30, 2009