Form 10-K
period 2009-12-31
PACIFICHEALTH LABORATORIES INC
filed 2010-03-30
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).☐ Yes    ☒ No

The issuer’s revenues for its most recent fiscal year were $7,995,194.

At June 30, 2009, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $3,145,403.

As of March 29, 2010, the issuer had 15,718,342 shares of common stock outstanding.

PACIFICHEALTH LABORATORIES, INC.
FORM 10-K
Fiscal Year Ended December 31, 2009

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

These and other forward-looking statements are primarily in the sections entitled "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Item 1 - Business." Generally, you can identify these statements because they use phrases like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report.

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

PART I

ITEM 1.             BUSINESS.

1(a)          Business Development

PacificHealth Laboratories (hereinafter referred to as the “Company”, “us”, or “we”) is a leading nutrition company that was incorporated in the State of Delaware in April 1995.  We focus on the development, marketing, and selling of patented premium nutrition tools that enable our consumers to enhance their health and improve their performance. Our principal areas of focus are sports performance and recovery, including optimal weight management. Our products can be marketed without prior Food and Drug Administration (“FDA”) approval under current regulatory guidelines. Going forward, we expect to become a more commercially-oriented consumer driven company that derives performance from its brands and science-based nutrition technology.

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

During the quarter ended September 30, 2008, we made the decision to restructure to be better able to sustain our base sports performance business. We eliminated a number of positions and chose to exit certain market sectors. As a result of these decisions, we recorded a restructuring charge in the amount of $472,069 in the quarter ended September 30, 2008. Approximately $138,000 of this charge was for the accelerated vesting of options to our former CEO pursuant to his Separation Agreement. Approximately $150,000 was accrued for severance and benefits for the eliminated positions. We wrote-off approximately $139,000 in SATIATRIM raw materials and packaging components that will no longer be used as we do not intend to market that brand any longer. We also wrote-off approximately $45,000 in raw materials and packaging inventory for certain sports performance products that no longer fit into our plans. The restructuring initiative implemented in the third quarter of 2008 was aimed to reduce costs, improve the efficiency of operations, and to direct resources to higher growth, higher margin opportunities.

During the quarter ended December 31, 2009, we made the decision to forgo marketing our FORZE GPS™ weight management product line in 2010.  Our marketing efforts in 2009 did not result in sufficient sales of Forze GPS to be able to project that this product line would be financially viable in the short term.  As a result of this decision, we recorded a restructuring charge in the amount of $81,050 in the fourth quarter of 2009 consisting of writing-off property and equipment specific to the marketing efforts of FORZE GPS less any realizable salvage values. We also recorded a $477,140 reserve for inventory associated with this decision as the value of this inventory may never be realized.

Sports Performance

Our research into factors influencing exercise performance, muscle endurance, and recovery has led to the development and commercialization of a new generation of sports and recovery drinks.  The key to our technology is the specific ratio in which protein is combined with carbohydrates.  We have received two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery.  Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic athlete including:

●	ENDUROX R4® Recovery Drink – Introduced in February 1999

●	ACCELERADETM Sports Drink – Introduced in May 2001

●	ACCELERADETM HYDROTM Sports Drink with 30% less calories and 55% less sugar – Introduced in June 2008

●	ACCEL GEL® – Introduced in February 2004

●	ENDUROX RESTORETM Recovery Drink for exercise lasting less than one hour – Introduced in April 2008

●	ENDUROX® EXCEL® – Introduced in March 1997

●	ENDUROX EXCEL Natural Workout Supplement to build endurance – Introduced in June 2008

●	ENDUROX EXCEL Electrolyte Replenisher to promote rehydration – Introduced in June 2008

●	ENDUROX EXCEL Antioxidant Regenerator to prevent muscle fatigue – Introduced in June 2008

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

We have continued research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage, powder beverage, bars, chewable tablet). Starting in the third quarter of 2003, the Company funded a number of clinical studies on a further improved ready to drink formulation.  The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal.  We have seven patents on our appetite suppressant technology. We launched an exclusively on-line brand, SATIATRIM®, in June 2007. Due to insignificant sales since inception from this product line, we discontinued it in 2008.

In the first quarter of 2009, we launched FORZE GPS™ in our sports specialty channel. FORZE GPS was the first appetite management nutrition tool designed specifically for athletes. We were not successful in 2009 in achieving adequate sales for this product line and have therefore decided not to continue to market this product in 2010. As result, we recorded a reserve for our FORZE GPS inventory as of December 31, 2009 and wrote-off certain marketing assets associated with FORZE GPS as detailed above in section 1(b), Business of the Issuer.

All of our existing and proposed products are expected to be manufactured in the United States or Canada by third parties.  See item 1(b)(i) below.

1(b)(i)  Principal Products and Markets

(a) ENDUROX R4 Recovery Drink

We launched ENDUROX R4 Recovery Drink in February 1999.  Clinical trials funded by us during 1998 at the University of North Texas Health Science Center in Fort Worth, Texas and the Human Performance Lab at St. Cloud University in St. Cloud, Minnesota showed that when tested against the nation’s leading sports drink, ENDUROX R4 delivered equal hydration effectiveness while enhancing performance and extending endurance by 55%, decreasing post-exercise muscle stress by 36%, reducing free radical build-up by 69%, and increasing the replenishment of muscle glycogen following exercise. These results have been published in a peer-reviewed journal. In April 2000, we were issued patent United States Patent No. 6,051,236 for ENDUROX R4.  Patent office acceptance of specific claims does not necessarily permit us to make any specific claims to the public regarding this product.  Our ability to make those claims is governed by the Food and Drug Administration (“FDA”), Federal Trade Commission, and other federal government agency regulations and guidelines.

(b) ACCELERADE Sports Drink

In May 2001, we introduced ACCELERADE Sports Drink.  ACCELERADE Sports Drink is the first sports drink that contains protein.  Studies sponsored by the Company and done independently by university researchers and published in peer-reviewed journals have demonstrated that, compared to a conventional sports drink such as Gatorade, ACCELERADE improves endurance by 29%, decreases muscle damage by 83%, improves muscle recovery by 46%, and improves rehydration by 15%.  To date, there are over 18 published studies on ACCELERADE.  In January 2006, we received a specific patent on this formula.

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

(d) ENDUROX EXCEL Dietary Supplement

ENDUROX EXCEL is a dietary supplement of which the principal ingredient is the herb ciwujia.  Laboratory studies funded by us during 1995 at the University of North Texas Health Science Center in Fort Worth, Texas and the Institute of Nutrition and Food in China, have demonstrated that ENDUROX EXCEL can have a beneficial effect on exercise performance. In December 1996, we were issued United States Patent No. 5,585,101 for our ENDUROX product. We discontinued this product in 2009 but may re-launch this product in late 2010.

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

To support our marketing efforts, we may use a variety of marketing methods including advertising in trade and consumer sports and health food magazines that are intended to reach our targeted consumer. In addition, we may attend trade shows and exhibitions, sponsor promotional programs/events and in-store promotions, and engage in public relations efforts that have resulted and may continue to result in articles in numerous sports, health, fitness, trade and natural product publications, newspaper coverage, radio, and television spots.

In the years ended December 31, 2009 and 2008, our expenditures for product advertising and promotion were approximately $309,000 and $326,000, respectively.

1(b)(iii)  Status of Publicly Announced New Products

The status of all products that have been the subject of or mentioned in public announcements by us in the past year are discussed above under the caption “1(b)(i) - Principal Products and Markets”.

1(b)(iv)  Competition

In the sports performance market, following the asset sale of our sports drink intellectual property to Mott’s, we will only be manufacturing and distributing powder versions of ACCELERADE and ENDUROX R4 as well as ACCEL GEL.  Our primary marketing focus will be the serious endurance athlete (cyclist, runner, triathlete and swimmer), as well as team sports.  There are a number of companies that currently market products that compete with ACCELERADE and ENDUROX R4.  The major companies include Cytosport, PowerBar, EAS, and Clif Bar. Increased competitive activity from such companies could make it more difficult for us to establish market share since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than we do.

We believe that long-term success in the marketplace for any of our products will be dependent on the proprietary nature of our formulas, as well as such factors as distribution and marketing capabilities.

1(b)(v)  Suppliers of Raw Materials

We do not have manufacturing facilities and have no present intention to manufacture any products ourselves.  We fulfill product needs through relationships with independent manufacturers.  We presently do not have long-term contracts with any of these manufacturers but intend to enter into agreements where appropriate.  Competitors that do their own manufacturing may have an advantage over us with respect to pricing, availability of product, and in other areas because of their control of the manufacturing process.

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

1(b)(vi)  Dependence on Major Customers

GNC and Performance, Inc. accounted for approximately 20% and 14%, respectively, of net sales in 2009 and 52% and 1%, respectively, of net accounts receivable at December 31, 2009. Deferred revenue for consigned inventory at GNC was $306,239 as of December 31, 2009. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

Weak economic conditions or outlook could reduce the consumption of discretionary products. We expect that much of our revenues will be from retailers whose success is dependent on consumers’ willingness to spend money on these discretionary items. This may adversely affect our revenues, which would adversely affect our business and financial results.

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

We also obtained federal trademark registrations for ENDUROX EXCEL, ENDUROX R4, ACCELERADE, ACCEL GEL, SATIATRIM, FORZE GPS among others. We have filed our trademarks in most Western European countries, Canada, Mexico and Japan. Our policy is to pursue registrations for all of the trademarks associated with our key products, and to protect our legal rights concerning the use of our trademarks. We rely on common law trademark rights to protect our unregistered trademarks.

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

In 2000, the FDA issued new guidelines concerning statements made for dietary supplements. These regulations have important implications for the marketing of weight loss products. Previously, the regulations made it clear that a product that made a claim for obesity must be treated as a drug. Under the regulations issued in 2000, the FDA makes a distinction between obesity and overweight. Overweight is no longer considered a disease but rather a natural life process. Overweight is considered a condition that affects the structure and function of the body. As now defined, dietary supplements can make a claim for ordinary weight loss rather than as a treatment for obesity.  Furthermore, these regulations also permit the use of appetite suppressant as a structure/function claim under DSHEA. The issuance of these regulations will give us greater latitude in the types of claims that we can make for weight loss products as long as we can substantiate such claims by the necessary studies.

1(b)(x)  Expenditures for Research and Development

Our research and development (“R & D”) expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were approximately as follows: 2009 - $0; 2008 - $151,000. We have discontinued R & D activities in line with the refocusing of resources to more commercially focused research. Such commercially focused research expenses would be included in Sales & Marketing expenses.

1(b)(xi)  Compliance with Environmental Laws

Except as described above under Item 1(b)(viii) and (ix), we are not aware of any administrative or other costs that we may incur which are directly related to compliance with environmental laws, and we have not experienced any other significant effect from the impact of environmental laws.

1(b)(xii)  Employees

At the present time, we have ten (10) full time employees and one (1) part time employee. Of these, two employees are executive, six are in sales and marketing, and three are in accounting, operations and administration. We may employ a number of consultants who devote limited portions of their time to our business. None of our employees are represented by a union and we believe that our employee relations are good.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we have elected scaled disclosure reporting and therefore are not required to provide information required by this Item1A.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have a lease agreement for office space in Matawan, NJ for the rental of 5,000 square feet expiring June 2015. Rent including utilities will be $115,000 annually for the next 30 months and $135,000 annually for the last 36 months.

We do not intend to develop our own manufacturing capabilities, because management believes that the availability of manufacturing services from third parties on a contract basis is more than adequate to meet our needs in the foreseeable future.

We do not own any real property nor do we have any real estate investments.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

5(a)           Market Information.

Our common stock is currently traded on the over-the-counter market on the OTC Bulletin Board, under the symbol "PHLI".

The following table sets forth the high and low sales prices of our common stock since January 1, 2008, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

Year ended December 31, 2009	High	Low

First Quarter	$0.23	$0.11
Second Quarter	$0.44	$0.13
Third Quarter	$0.41	$0.22
Fourth Quarter	$0.28	$0.11

Year ended December 31, 2008	High	Low

First Quarter	$0.68	$0.40
Second Quarter	$0.53	$0.28
Third Quarter	$0.30	$0.22
Fourth Quarter	$0.30	$0.12

On March 26, 2010, the closing price of our common stock as reported by the OTC Bulletin Board was $0.095 per share.

5(b)         Holders

As of March 29, 2010, there were 98 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our stock as many beneficial holders have their stock in “street name”.

5(c)    Dividends

We have never paid or declared dividends upon our common stock, and we do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future.

5(d)	Recent Sales of Unregistered Securities

5(d)(i)     Recent Sales of Unregistered Securities

There were no sales of unregistered securities other than as reported in prior reports on Forms 10-K, 10-Q, or 8-K.

Company Repurchases

We did not repurchase any shares of our common stock in the fourth quarter of 2009.

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

7(a)         Introduction

We were incorporated in April 1995 to discover, develop and commercialize nutritional products that are patentable and substantiated by well-controlled clinical trials conducted at leading university research centers.  Our current principal area of focus is sports performance. Prior to 2008, other areas of focus included weight management and Type 2 diabetes. Such endeavors have been discontinued. We introduced our first product, ENDUROX, in March 1996.  We extended our exercise performance products with the introduction of ENDUROX R4 Recovery Drink in February 1999, ACCELERADE Sports Drink in May 2001, and ACCEL GEL in February 2004.  These products are based on our patented technology that involves the combination of carbohydrate and protein in a specific ratio.  A number of studies both funded by our Company and also conducted independently, demonstrate that this technology can extend endurance, decrease post-exercise muscle damage, speed recovery and improve rehydration.

In April 2000, we introduced our first product for weight loss that was based upon a novel mode of action – the stimulation of one of the body’s principal satiety peptides, cholecystokinin (CCK).  This technology was launched under the brand name SATIETROL.  In June 2001, we licensed this product to GlaxoSmithKline and discontinued promotion of our brand.  In September 2002, the license was returned to us and we initiated a program to improve both the efficacy and form versatility of the technology.  We introduced a new ready-to-drink beverage based on this enhanced technology under the brand name SATIATRIM exclusively on-line in January 2007.  We officially launched SATIATRIM in June 2007. We did not generate significant sales from this product line, and we discontinued this product in September 2008.  We launched FORZE GPS based on the same technology in early 2009, but also did not generate significant sales from this product line. We have decided not to invest marketing support against this product in 2010.

7(b)          Results of Operations - Years Ended December 31, 2009 and 2008

Revenues increased 10.5% in the year ended December 31, 2009 to $7,995,194 from $7,235,991 for the year ended December 31, 2008. Revenues increased in 2009 as compared to 2008 due to the introduction of FORZE GPS as discussed in Item 1(b) above (approximately 4% of the revenue increase), the introduction of an aggressive new sales representation organization covering the entire United States to better penetrate the sports specialty retailers for our full portfolio of products (approximately 2.5% of the revenue increase), and an increase in reportable sales to GNC, a major customer (approximately 4% of the revenue increase). Certain of the products shipped to GNC are under a “pay on scan” model and revenue is deferred by us until such time the customer sells through such products to the end consumer.  Prior to April 1, 2009, for certain products not under a pay on scan model, we recognized revenue identical to the pay on scan model.  Effective April 1, 2009, we commenced recognizing revenue of these products upon shipment and, as a result of such change in revenue recognition, we recorded $279,000 as revenue in 2009, which amount had previously been recorded as deferred revenue.

For the year ended December 31, 2009, gross profit margin was 40.3% compared to 41.8% for the year ended December 31, 2008. For the year ended December 31, 2009, gross profit margin on product sales was 46.4% (non-GAAP measure, exclusive of inventory reserve) compared to 44.6% (non-GAAP measure, exclusive of inventory write-off) for the year ended December 31, 2008. The higher gross profit margin (non-GAAP measure) in 2009 as compared to 2008 is due equally to no significant increases in product costs, lower freight costs, and higher sales dollar per serving sold in 2009 based on customer mix. Management cannot predict if this trend will continue.

During the quarter ended December 31, 2009, we reserved $477,140 of FORZE GPS inventory and $14,032 of other finished goods inventory. Our marketing efforts in 2009 did not result in sufficient sales of FORZE GPS to be able to project that this product line would be financially viable and the decision was made to cease marketing this product in 2010. During the quarter ended December 31, 2008, we wrote off $61,731 of raw materials associated with our SATIATRIM product line that cannot be used due to obsolescence and wrote-off $55,297 of ACCEL GEL finished goods that were deemed unacceptable for sale. During the quarter ended September 30, 2008, we reserved $84,669 of SATIATRIM inventory that had expiration dates in December 2008 based upon poor sales performance of the brand. Our marketing efforts in 2008 did not result in sufficient sales to be able to project that we would be able to sell through this inventory before it expired.

Sales and marketing (“S & M”) expenses increased by 109% to $1,880,102 for the year ended December 31, 2009 from $898,914 for the year ended December 31, 2008. S & M expenses increased in 2009 due primarily to public relations and marketing costs associated with the launch of FORZE GPS as well as costs for rolling out a new national sales representation organization.

General and administrative (“G & A”) expenses decreased 10% to $3,200,680 for the year ended December 31, 2009 from $3,542,483 for the year ended December 31, 2008. G & A expenses decreased due primarily to savings realized as a result of the restructuring we undertook in the third quarter of 2008. Included in G & A for the years ended December 31, 2009 and 2008 is approximately $172,000 and $123,000, respectively, paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments ended under the terms of the Separation Agreement effective as of July 31, 2009.

We did not incur any research and development (“R & D”) expenses in the year ended December 31, 2009 compared to $150,767 for the year ended December 31, 2008, in line with the refocusing of resources to more commercially-focused market research. Such market research expenses are included in Sales & Marketing expenses.

In December 2009, we made the decision to forgo marketing our FORZE GPS weight management product line as we were unable to generate enough sales in 2009 to make this product line viable in the foreseeable future. As a result of this decision, we recorded a restructuring charge in the amount of $81,050 consisting of writing-off property and equipment specific to the marketing efforts of FORZE GPS less any realizable salvage values. In September 2008, we made the decision to restructure to be better able to sustain our base sports performance business. We eliminated a number of positions and chose to exit certain market sectors. As a result of these decisions, in 2008, we recorded a restructuring charge of $472,069. The components of the restructuring charge are as follows:

Accelerated vesting of stock options previously issued to the former CEO	$138,434
Accrued severance and benefits to former employees whose positions were eliminated	149,262
Write-off of raw materials and packaging inventory primarily related to SATIATRIM	184,373
$472,069

Interest expense was $5,320 for the year ended December 31, 2009 compared to $1,468 for the year ended December 31, 2008.

In 2009, we recorded a net benefit from income taxes of $261,851. On February 8, 2010, we received $303,931 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2009 NJEDA Technology Business Tax Certificate Transfer Program.

As a result of the foregoing, we recorded a net loss of $1,676,124, or ($0.11) per share basic and diluted, for the year ended December 31, 2009, compared to a net loss of $1,994,353, or ($0.15) per share basic and diluted, for the year ended December 31, 2008.

7(c)         Liquidity and Capital Resources

At December 31, 2009, our current assets exceeded our current liabilities by approximately $1,062,000 with a ratio of current assets to current liabilities of approximately 1.8 to 1. At December 31, 2008, our current assets exceeded our current liabilities by approximately $2,150,000 with a ratio of current assets to current liabilities of approximately 3.2 to 1. At December 31, 2009, cash on hand was $281,159, a decrease of $607,834 from December 31, 2008, primarily as the result of the net loss for the year as well as a decrease of $125,000 in other short-term investments, an increase of $307,437 in net accounts receivable, a decrease in inventory of $502,104, a decrease in prepaid expenses of $66,498, an increase in accounts payable and accrued expenses of $486,697, net repayments of notes payable of $46,628 and a decrease in deferred revenue of $41,706 from December 31, 2008. Accounts receivable increased at December 31, 2009 from December 31, 2008 due to higher revenues in the fourth quarter of 2009 as compared to the fourth quarter of 2008. Inventory decreased due to the reserve of FORZE GPS finished goods inventory as noted above as well as better overall inventory management.  Accounts payable and accrued expenses increased primarily due to substantial purchases of FORZE GPS inventory subsequently reserved as noted above. Deferred revenue decreased due to a combination of factors including a decrease in deferred revenues due to a change in revenue recognition policy commencing in the second quarter of 2009 offset by the launching of the FORZE GPS product line sold on a “pay on scan” basis. In addition, during 2009, we issued and sold common stock resulting in proceeds of $150,000.

On February 8, 2010, we received $303,931 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2009 NJEDA Technology Business Tax Certificate Transfer Program.  We will use these proceeds for working capital purposes.

At December 31, 2009, we have $175,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During 2009, we were able to redeem $125,000 of these investments with no gain or loss. Redemptions of these securities are currently difficult to complete due to difficult credit market conditions. We have obtained a revolving line of credit with a financial institution that will accept these securities as collateral. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities. On February 22, 2010, we drew down $87,500, the maximum amount allowed under this line of credit.

In 2009, capital expenditures amounted to $190,099 consisting mostly of permanent point of display racks for our retail customer base as well as trade show equipment and displays. We have no material commitments for capital expenditures.

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

7(f)     Impact of Recently Issued Financial Accounting Standards

There were no recently issued but not yet effective accounting pronouncements that would have a material impact on our financial statements.

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

Financial information required in response to this Item of Form 10-K is set forth at pages F-1 through F-18 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the our management, including our President and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the evaluation, the President and CFO have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PacificHealth Laboratories, Inc.

We have audited PacificHealth Laboratories, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PacificHealth Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity, and cash flows of PacificHealth Laboratories, Inc., and our report dated March 29, 2010 expressed an unqualified opinion.

/s/ Weiser LLP

Edison, New Jersey
March 29, 2010

(b)           Changes in Internal Controls Over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10(a)       Directors and Executive Officers
Our directors and executive officers as of the date of this Report are as follows:

Name	Position

Frederick Duffner 1	President and Director
Stephen P. Kuchen	Chief Financial Officer, Treasurer, and Secretary
Robert Portman, Ph.D.	Director
David Portman	Director
Michael Cahr	Director 2,3,4
Adam Mizel	Director 2,3
Marc Particelli	Director 3,4

1 On January 27, 2010, Frederick Duffner, formerly the Senior Vice President of Sales, was promoted to President and was elected as a Director, following the mutual separation from employment with the Company of former CEO Jason Ash.  Mr. Ash also resigned as a director.
2 Member of Audit Committee
3 Member of Compensation Committee
4 Member of Nominating/Governance Committee

MANAGEMENT AND DIRECTORS

FREDERICK DUFFNER, age 53, was named President and a Director in January 2010. Mr. Duffner served as our Senior Vice President of Sales since August 2008. Before joining PacificHealth, Mr. Duffner directed his own sales and marketing company, Duffner & Associates, servicing several clients including NutriSystem Inc. Prior to founding Duffner & Associates in 2004, Mr. Duffner was Senior Vice President of Customer Management at Atkins Nutritionals for 4 years, responsible for the expansion into the food, drug, and mass channels and growing their sales volume 10 times to over $500 million. Prior to Atkins, Mr. Duffner was responsible for total sales of the Revlon Beauty Business where he had spent 13 years.

STEPHEN P. KUCHEN, age 49, has served as Vice President of Finance, Chief Financial Officer, Treasurer and Secretary since June 2000. Mr. Kuchen also served as a Director from June 2000 until May 2008 and Chief Operating Officer from September 2004 until January 1, 2008. Mr. Kuchen initially joined us in February of 2000 as Controller. Prior to joining us, Mr. Kuchen was employed from 1996 to 1999 as the Controller of Able Laboratories, a public company located in South Plainfield, New Jersey that manufactured and sold generic pharmaceuticals. Prior to his employment by Able Laboratories, Mr. Kuchen was the Controller of Jerhel Plastics, a privately owned manufacturer of women's compact cases from 1993 to 1996. Mr. Kuchen is a graduate of Seton Hall University in South Orange, NJ, and is a Certified Management Accountant.

DR. ROBERT PORTMAN, age 65, currently serves as our non-executive Chairman of the Board of Directors. Since August 1, 2008, Dr. Portman has been Managing Principal of Signal Nutrition, a research and development company. He served as our Chief Executive Officer and Chief Scientific Officer from June 2005 through July 2008 and Chairman of the Board of Directors and Chief Scientific Officer since September 2004. He served as President from June 2005 through the end of calendar year 2007. From our inception to September 2004, Dr. Portman served as our President, Chief Executive Officer, and Chairman of the Board of Directors. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising with billings in excess of $100 million. Dr. Portman is coauthor of two books, Nutrient Timing and The Performance Zone. He has authored hundreds of articles on the role of nutrition in improving sports performance. He is a frequent guest on TV and radio and has been a keynote speaker at national coaches meetings on how nutritional intervention during and after exercise can improve athletic performance and speed muscle recovery. As the former Chief Scientific Officer of PacificHealth Laboratories, he obtained 12 patents for nutritional inventions to improve sports performance as well as to control appetite and help in the management of Type II diabetes.

DAVID I. PORTMAN, age 69, has served as a Director from our inception. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. Currently, Mr. Portman is President of TRIAD Development, a real estate Company that has numerous commercial and rental properties in New Jersey.

MICHAEL CAHR, age 70, was appointed to the Board of Directors in April 2002. Since September 2004, Mr. Cahr has been a General Partner at Focus Equity Partners, a private equity investment and management firm that acquires middle market companies and assists them in reaching their performance potential.  Prior to Focus, he was President of Saxony Consultants, a company that provides financial and marketing expertise to organizations in the United States and abroad. From February 2000 to March 2002, Mr. Cahr served as President and Chief Executive Officer of Ikadega, Inc., a Northbrook, Illinois server technology company developing products and services for the healthcare, data storage and hospitality fields. Mr. Cahr was Chairman of Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical information from September 1997 through March 1999 and President, CEO and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology, healthcare services, biotech and medical services from October 1987 to June 1994.

ADAM MIZEL, age 40, was appointed to the Board of Directors in February 2007. Since September 2005, Mr. Mizel has been the Managing Principal of the General Partner of the Aquifer Opportunity Fund, L.P., an investment fund that takes a private equity approach to investing in small capitalization public companies.  Mr. Mizel previously was Managing Director and Chief Operating Officer of Azimuth Trust, LLC, an alternative asset management firm from 2001 until 2005.  Earlier, Mr. Mizel was a partner at Capital Z Partners, L.P., a private equity and alternative investment firm, and Managing Director at Zurich Centre Investments, Inc., the North American private equity unit of Zurich Financial Services Group.  Mr. Mizel began his investment career at Morgan Stanley Capital Partners in 1991.

MARC PARTICELLI, age 64, was appointed to the Board of Directors in February 2007. Since July 2006, Mr. Particelli has been Chairman of the Board of Coactive Marketing Group (NASDAQ: CMKG), an integrated marketing communications agency. Mr. Particelli served as interim President and Chief Executive Officer of Coactive from July 2006 through October 2006. From August 2005 until March 2006, Mr. Particelli was the Chief Executive Officer of TSM Corporation, a telecommunications company serving the Hispanic market. Mr. Particelli was Chairman of the Board, President and Chief Executive Officer of Modem Media, an interactive marketing services firm, from January 1991 until its acquisition by Digitas Inc. in October 2004. Earlier, Mr. Particelli was a partner at Oak Hill Capital Management, a private equity investment firm, and managing director at Odyssey Partners L.P., a hedge fund. Prior to entering the private equity business, Mr. Particelli spent 20 years with Booz Allen where he helped create the Marketing Industries Practice and led its expansion across Europe, Asia and South America. Mr. Particelli also currently serves as a director of and investor in, several private companies and as an advisor to several private equity firms.

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

10(d)       Involvement in Certain Legal Proceedings

No events have occurred during the past five years that are required to be disclosed pursuant to Item 401(f) of Regulation S-K.

CORPORATE GOVERNANCE

10(e)       Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by the Company’s security holders during the year ended December 31, 2009.

10(f)        Audit Committee

           The Board of Directors has established a separately designated, standing Audit Committee that performs the role described in section 3(a)(58)(A) of the Exchange Act.  During the fiscal year ended December 31, 2009, the Audit Committee consisted of Michael Cahr and Adam Mizel.  Messrs. Cahr and Mizel met the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act.

10(g)       Audit Committee Financial Expert

Michael Cahr, a member of the Audit Committee of our Board of Directors, is the Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-K.  Mr. Cahr is “independent” as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

10(h)       Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Exchange Act requires that our directors and executive officers, and any persons who own more than ten percent of our common stock, file with the Securities and Exchange Commission, or SEC, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors, executive officers and beneficial owners during the fiscal year ended December 31, 2009 were filed on a timely basis.

10(i)        Code of Ethics

Our Board of Directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

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

The table below sets forth information concerning compensation paid to executive officers Jason Ash, Dr. Robert Portman and Stephen Kuchen in 2009 and 2008 as well as two highly compensated non-executive employees.  As set forth below, our compensation program for our named executive officers and other highly compensated employees consists of base salary and discretionary option awards.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f) (2)		(g)	(h)	(i)		(j)
Jason Ash,	2009	$295,000	(1)	---	---	$84,725		---	---	$40,000	(1)	$419,725
President, Chief
Executive Officer	2008	$295,000	(1)	---	---	$79,352		---	---	$55,000	(1)	$429,352
and a Director

Robert Portman,	2009	---		---	---	---		---	---	$172,081	(4)	$172,081
Chairman of the
Board, Chief	2008	$172,083	(3)	---	---	$216,883	(3)	---	---	$129,740	(4)	$518,706
Executive Officer,
President and Chief
Scientific Officer

Stephen P. Kuchen,	2009	$158,100		---	---	$17,152		---	---	$0	(5)	$175,252
Chief Financial
Officer, Treasurer,	2008	$154,500		---	---	$32,439		---	---	$0	(5)	$186,939
and Secretary

Frederick Duffner,	2009	$208,000	(6)	---	---	$10,552		---	---	$0	(5)	$218,552
Senior Vice
President, Sales	2008	$78,452	(7)	---	---	$4,836		---	---	$0	(5)	$83,288

Matt Spolar, Vice	2009	$197,800	(8)	---	---	$28,468		---	---	$0	(5)	$226,268
President, Product
Development and	2008	$190,000		---	---	$28,468		---	---	$0	(5)	$218,468
Supply Chain

(1) On January 27, 2010, Frederick Duffner, formerly the Senior Vice President of Sales, was promoted to President and was elected as a Director, following the mutual separation from employment with the Company of former CEO Jason Ash.  Mr. Ash also resigned as a director. Under the terms of his employment agreement in effect during 2009, Mr. Ash received an annual base salary of $295,000 and an all-inclusive relocation/travel/car stipend of $40,000. Under the terms of his employment agreement in effect during 2008, Mr. Ash received an annual base salary of $295,000 and an all-inclusive relocation/travel/car stipend of $55,000.

(2) The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2009 and 2008, in accordance with ASC 718-10-05, “Compensation - Stock Compensation” of awards of stock options and thus include amounts from awards granted in and prior to 2009. Assumptions used in the calculation of this amount are included in Note A[10] of our audited financial statements for the fiscal year ended December 31, 2009 included in Part II – Item 8,  Financial Statements of this Annual Report on Form 10-K and in Note A[10] of our audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K/A filed with the SEC on March 17, 2009.

(3) Dr. Portman was employed as Chief Executive Officer through July 31, 2008 at a salary of $295,000 per annum. Under the terms of his Separation Agreement, effective August 1, 2008, all options are fully vested.

(4) Under the terms of his Separation Agreement effective August 1, 2008, Dr. Portman received a non-compete payment of $24,583 per month through July 31, 2009. 2008 also includes a $6,825 auto allowance.

(5) Perquisites and other personal benefits in the aggregate were less than $10,000.

(6) On January 27, 2010, Frederick Duffner was promoted to President and was elected as a Director, with a salary set at $230,000 for 2010.

(7) Frederick Duffner was hired in August 2008 as Senior Vice President, Sales.

(8) On January 15, 2010, Matt Spolar was terminated without cause and, under the terms of his employment agreement, we will pay him an amount equal to four months of his base salary.

Employment Agreements

The annual base salaries reflected in the Summary Compensation Table for Mr. Ash and Dr. Portman are fixed in their employment agreements, which are described below. We do not have a written or unwritten employment agreement with Mr. Kuchen.  His annual base salary is determined by our Compensation Committee and is adjusted periodically.

We entered into an employment agreement with Mr. Ash with an initial term beginning January 3, 2008 and ending December 31, 2009.  Under the terms of the employment agreement, the agreement automatically extended for a one-year period.

Under his employment agreement, Mr. Ash received an initial annual base salary of $295,000.  Mr. Ash was also entitled to receive annual bonus compensation, beginning with calendar year 2008, not to exceed 100% of Mr. Ash’s base salary, the eligibility for and amount of which shall be based upon the attainment of certain milestones agreed upon by Mr. Ash and the Compensation Committee of the Board of Directors. Mr. Ash was entitled to participate in all benefit plans offered from time to time to our senior executives.  In addition, we provided Mr. Ash with an all-inclusive relocation/travel/car stipend of $55,000 for his first year of employment and $40,000 for the second year of employment.  We also agreed to reimburse Mr. Ash for air travel to and from the UK for one trip per month during the first six months of his employment agreement up to a maximum of $2,500 per trip and to pay for all legal costs associated with obtaining a visa and through green card for Mr. Ash and his spouse. On August 5, 2008, we amended this employment agreement by removing the title of Chief Operating Officer and adding the title of Chief Executive Officer.

On November 28, 2007, the date Mr. Ash’s employment agreement was executed, and pursuant to Mr. Ash’s employment agreement, the Board of Directors approved the issuance of options to purchase 600,000 shares of our common stock (the “Options”) at an exercise price of $0.65 per share, the closing price on the day of the Board’s approval, which Options were to vest as follows: 150,000 shares on January 3, 2009, 150,000 shares on January 3, 2010, 150,000 shares on January 3, 2011 and 150,000 shares on January 3, 2012.  To the extent not previously exercised, the Options would have terminated upon the earlier of (i) January 3, 2013 or (ii) 90 days following the termination of Mr. Ash’s employment with us.  The Options were not issued pursuant to any of our Stock Option Plans but will be similar to those of our 2000 Incentive Stock Option Plan.

We entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Ash on January 27, 2010.  Under the terms of the Separation Agreement, Mr. Ash has agreed to provide consulting services for a period of 90 days following the date of the Separation Agreement, and Mr. Ash is entitled to the sum of $5,673.08 per week for such consulting services.  During the one-year period commencing on January 11, 2010, Mr. Ash is entitled to the sum of $295,000, less the sum of consulting fees paid during such period and less any income, wages and/or salary received by Mr. Ash during such period in respect of full-time or substantially full-time employment.  We also agreed to pay Mr. Ash up to $50,000 for relocation costs under certain circumstances, the cost of life insurance premiums during the period in which he provides consulting services and the cost of health insurance coverage for a period of six months.

The Separation Agreement also provides that vesting of all options previously granted to Mr. Ash ceased as of January 11, 2010.  All unvested options are terminated and, with respect to options that had vested as of that date, such options are only exercisable during the 90-day period following the expiration of Mr. Ash’s consulting services.

We employed Dr. Portman under an employment agreement effective January 1, 2007. Under the employment agreement, Dr. Portman received a salary of $295,000 per year, as well as a car allowance in the amount of $975 per month.  In addition, Dr. Portman was entitled to an annual bonus not to exceed 100% of his base salary.  The term of Dr. Portman’s employment agreement would have terminated on December 31, 2008, unless terminated earlier by either Dr. Portman or by us.  On August 5, 2008, we entered into a Separation Agreement with Dr. Portman whereby we continued to pay the $295,000 salary for twelve months in exchange for a twelve-month non-compete provision. Also, all previously unvested options vested on August 5, 2008.

We entered into an employment agreement on January 3, 2008, with Matt Spolar, Vice President, Product Development and Supply Chain, that provides for minimum annual compensation of $190,000. Mr. Spolar was terminated without cause on January 15, 2010, and, under the terms of his employment agreement, we will pay him an amount equal to four months of his base salary.

Equity Awards in 2009

During 2009, our Compensation Committee recommended, and our full Board of Directors approved, stock option awards to our executive officers as follows:

Executive Officer	Number of Shares of Common Stock Underlying Options	Exercise Price	Grant Date
Jason Ash	200,000	$0.28	June 24, 2009

The options listed above would have vested over a four-year period in equal, annual installments beginning on the first anniversary of the date of grant, but under the terms of the Separation Agreement, 175,000 of these options have been terminated.

Outstanding Equity Awards at Fiscal Year-End

The following table and its notes set forth information with respect to the value of all unexercised options previously awarded to each of the executive officers at the fiscal year end, December 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jason Ash,	150,000 (1)	450,000 (1)	---	$0.65	01/03/2013	---	---	---	---
President, Chief
Executive Officer and	(2)	200,000 (2)	---	$0.28	06/24/2014	---	---	---	---
a Director

Stephen P. Kuchen,	12,500 (3)	37,500 (3)	---	$0.23	09/17/2013	---	---	---	---
Chief Financial
Officer, Treasurer,	50,000 (4)	---	---	$1.13	12/13/2011	---	---	---	---
and Secretary
	100,000 (5)	---	---	$0.60	02/10/2011	---	---	---	---

(1) These options were to vest in four equal annual installments beginning on January 3, 2009. As of the date of the Separation Agreement, 300,000 options had vested, and the remaining 300,000 options were terminated.  The vested options will expire if not exercised 90 days after the expiration or termination of Mr. Ash’s consulting services as provided in the Separation Agreement.

(2) These options were to vest in four equal annual installments beginning on June 24, 2010.  Under the terms of the Separation Agreement, 25,000 options have vested, and the remaining 175,000 options were terminated.  The vested options will expire if not exercised 90 days after the expiration or termination of Mr. Ash’s consulting services as provided in the Separation Agreement.

(3) These options vest in four equal annual installments beginning on September 17, 2009.

(4) These options vest in three equal annual installments beginning on December 13, 2007.

(5) These options vest in three equal annual installments beginning on February 10, 2007.

Post-Termination or Change-In-Control Payments

Under his employment agreement with us, Mr. Ash had the right to receive payments upon his termination in certain circumstances and in the event of a change-in-control of the Company, but pursuant to the terms of the Separation Agreement, we no longer have any obligation to make any payments to Mr. Ash in the event of a sale, merger or change in control of the Company.

Under our arrangement with Mr. Kuchen, in the event of a sale, merger or change in control of the Company, Mr. Kuchen will receive one-half of his annual salary and all of his options would become immediately vested.  If Mr. Kuchen were terminated, Mr. Kuchen would receive one-half of his annual salary as severance.

DIRECTOR COMPENSATION

In 2009, we compensated our non-employee Directors with stock grants equal to $3,000 for each quarter of service in 2009 and an additional stock grant equal to $3,000 for each quarter of 2009 for serving either as Chairman of the Board or on a Board committee. The number of shares granted was calculated by dividing the value of the grant by the closing price of our common stock on the Over-the-Counter Bulletin Board on the last date of the quarter being compensated. The 2010 Board Compensation Policy has not yet been determined.

 Jason Ash, our former Chief Executive Officer received no compensation for his service as a Director because he was an employee of the Company. The compensation received by Dr. Portman and Mr. Ash as employees of the Company is shown in the Summary Compensation Table on page 21.

Director Compensation Table

The table below summarizes the compensation that we paid to non-employee Directors for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

David I. Portman	__	$12,000	__	__	__	__	$12,000

Michael Cahr	__	$24,000	__	__	__	__	$24,000

Adam Mizel	__	$24,000	__	__	__	__	$24,000

Marc Particelli	__	$24,000	__	__	__	__	$24,000

Robert Portman	__	$18,000	__	__	__	__	$18,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 29, 2010, we had 15,718,342 shares of common stock outstanding. The following table sets forth information concerning the present ownership of our common stock by our directors, executive officers and each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock.

Name and Address (1)	Common Stock (2) Amount Beneficially Owned	Common Stock (2) Percentage of Class

Frederick Duffner (3) President and a Director	712,857	4.5%

Stephen P. Kuchen (4) Vice President, Chief Financial Officer, Secretary and Treasurer	188,196	1.2%

Robert Portman (5) Chairman of the Board and a Director	2,797,788	17.2%

David I. Portman (6) Secretary and a Director	651,980	4.1%

Michael Cahr (7) Director	510,494	3.2%

Adam Mizel (8) Director	720,774	4.6%

Marc Particelli (9) Director	342,048	2.2%

Executive Officers and Directors as a group (7 persons)	5,924,137	35.4%

Jason Ash (10) Former President, Chief Executive Officer and a Director	972,857	6.1%

(1)	Except as otherwise indicated, the address of each person named in the above table is c/o PacificHealth Laboratories, Inc., 100 Matawan Road, Suite 420, Matawan, NJ 07747.

(2)
Common Stock includes shares issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors.

(3)	Includes 50,000 shares issuable upon the exercise of options not under any Incentive Stock plan (“NON-ISO”).

(4)	Includes 150,000 shares issuable upon the exercise of options granted under our 1995 Plan and 12,500 shares issuable upon the exercise of options granted not covered under any Plan (“NON-ISO”).

(5)
Includes 575,000 shares issuable upon the exercise of options not under any Incentive Stock plan (“NON-ISO”). Does not include 200,000 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her children, as to which Dr. Portman disclaims beneficial ownership.

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

(9)	Includes 40,000 shares issuable upon the exercise of options granted under our 2000 Plan.

(10)	Includes 325,000 shares issuable upon the exercise of options not under any Incentive Stock plan (“NON-ISO”).

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of 2009 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	437,750	$0.95	1,500,000
Equity compensation plans not approved by security holders	2,025,000	$0.57	N/A
Total	2,462,750	$0.64	1,500,000

Pursuant to the terms of Dr. Portman’s and Mr. Ash’s employment agreements with us and pursuant to Mr. Kuchen’s arrangement with us, each of our named executive officers hold some options to purchase shares of our common stock that have not been approved by our stockholders.  Specifically, Dr. Portman holds options to purchase an aggregate of 575,000 shares of our common stock, Mr. Ash holds options to purchase 325,000 shares of our common stock (reduced from 800,000 at December 31, 2009 under the terms of the Separation Agreement), and Mr. Kuchen holds options to purchase 50,000 shares of our common stock that have not been approved by our shareholders. The terms of the non-qualified options granted to Dr. Portman and Mr. Ash are similar to those of our 2000 Incentive Stock Option Plan.  The terms of the non-qualified options granted to Mr. Kuchen are similar to those of our 1995 Incentive Stock Plan.  The material terms of the 1995 Incentive Stock Plan and the 2000 Incentive Stock Option Plan are described in Note I to our audited financial statements for the fiscal year ended December 31, 2009 included in “Part II – Item 8, Financial Statements” of this Annual Report on Form 10-K.  For information about the vesting schedule and exercise prices of these options, see the footnotes in the above table captioned “Outstanding Equity Awards at Fiscal Year-End” and the description under “Equity Awards in 2009” under “Item 10, Executive Compensation” above.

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

(b)
On June 24, 2009, our Board of Directors approved the sale of an aggregate of 535,714 shares of our common stock to Jason Ash, our then Chief Executive Officer and Frederick Duffner, current President and then Senior Vice President of Sales, for an aggregate purchase price of $150,000. The Board, including all independent directors, determined the purchase price of $0.28 per share represented fair market value. On the date the stock was purchased, the closing price was $0.28 per share.

Director Independence

During 2009, the following members of our Board of Directors were independent under the relevant Marketplace Rules of The NASDAQ Stock Market LLC:  Michael Cahr, Adam Mizel, and Marc Particelli.  During 2009, Mr. Cahr served on the Audit Committee, the Compensation Committee, and the Nominating Committee.  During 2009, Mr. Mizel served on the Audit Committee and the Compensation Committee. During 2009, Mr. Particelli served on the Compensation Committee and the Nominating Committee. Messrs. Cahr, Mizel, and Particelli satisfied the criteria set forth under the Marketplace Rules of The NASDAQ Stock Market LLC relating to the independence standards for members of the Audit Committee.  The Board of Directors did not consider any transaction, relationship or arrangement not otherwise disclosed above in this Item 12 under the heading Related Transactions in determining the independence of Messrs. Cahr, Mizel or Particelli.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Weiser LLP served as our independent auditors for the years ended December 31, 2009 and December 31, 2008. We have been billed the fees set forth below in connection with services rendered by the independent auditors to us:

Fee Category	Fiscal 2009		Fiscal 2008
Audit Fees¹		$120,500		$95,875
Audit-Related Fees2		$16,200	$	- 0 -
Tax Fees3		$1,450		$3,300
All Other Fees4	$	- 0 -	$	- 0 -
TOTAL		$138,150		$99,175

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

SUPPLEMENTAL INFORMATION

We have not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 2009.  Such report and proxy statement will be furnished to security holders in connection with our Annual Meeting scheduled to be held in the second quarter of 2010. Copies of such material will be furnished to the Commission when it is sent to security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.

By:	/s/Frederick Duffner
Frederick Duffner, President
Date:  March 29, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Frederick Duffner	Director and President	March 29, 2010
Frederick Duffner	(Principal Executive Officer)

/s/Stephen P. Kuchen	Chief Financial Officer (Principal	March 29, 2010
Stephen P. Kuchen	Financial and Accounting Officer)
and Secretary

/s/Robert Portman	Chairman of the Board and Director	March 29, 2010
Robert Portman

/s/David I. Portman	Director	March 29, 2010
David I. Portman

/s/Michael Cahr	Director	March 29, 2010
Michael Cahr

/s/ Adam Mizel	Director	March 29, 2010
Adam Mizel

s/ Marc Particelli	Director	March 29, 2010
Marc Particelli

EXHIBIT INDEX

Incorporated
Exhibit No.		Description	by Reference
3.1	--	Certificate of Incorporation of PacificHealth Laboratories, Inc. and all amendments thereto	A

3.2	--	Amended and Restated Bylaws of PacificHealth Laboratories, Inc.	C

3.3	--	Certificate of Amendment of Certificate of Incorporation of PacificHealth Laboratories, Inc.	H

3.4		Certificate of Designations For Series A Preferred Stock	I

4.1	--	Specimen Common Stock Certificate	C

4.2	--	Stock Purchase Agreement dated June 1, 2001 between Pacific Health Laboratories, Inc. and Glaxo Wellcome International B.V	E

10.1†	--	Incentive Stock Option Plan of 1995	A

10.2	--	Strategic Alliance Agreement between the Company and the Institute of Nutrition and Food Hygiene	A

10.3	--	Exclusive Licensing Agreement between the Company and the INFH	A

10.4	--	Shareholders Agreement	A

10.5†	--	2000 Incentive Stock Option Plan	D

10.6†		Employment Extension Agreement between PacificHealth	J
Laboratories, Inc. and Robert Portman effective September 1, 2004, executed February 28, 2006
10.8		Asset Purchase Agreement dated February 22, 2006 between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment)	L

10.9		License Agreement dated February 22, 2006 between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment)	L

10.10
Consulting, License and Noncompetition Agreement dated February 22, 2006 among PacificHealth Laboratories, Inc., Mott’s LLP, and Robert Portman (redacted, subject to request for confidential treatment)
L

10.11†		Option Certificate for grant to Robert Portman	M

10.12†		Option Certificate for grant to Stephen Kuchen under the PacificHealth Laboratories, Inc. 1995 Incentive Stock Option Plan.	M

10.13		Form of Stock Purchase Agreement entered into among the Company, Aquifer Opportunity Fund, L.P. and Marc C. Particelli.	N

10.14†		Form of Grant Instrument under PacificHealth Laboratories, Inc. 2000 Incentive Stock Option Plan for Adam M. Mizel.	N

10.15		Form of Grant Instrument under PacificHealth Laboratories, Inc. 2000 Incentive Stock Option Plan for Marc C. Particelli	N

10.16†		Employment Agreement, effective January 3, 2008, by and between PacificHealth Laboratories, Inc. and Jason Ash	O

10.17		Business Loan Agreement, dated April 21, 2008, by and between PacificHealth Laboratories, Inc. and Grand Bank, N.A.	P

10.18		Promissory Note, in the original principal amount of $675,000, issued on April 21, 2008 by PacificHealth Laboratories, Inc. in favor of Grand Bank, N.A.	P

10.19		Commercial Pledge Agreement, dated April 21, 2008, by and between PacificHealth Laboratories, Inc. and Grand Bank, N.A.	P

10.20		Subordination Agreement, dated April 21, 2008, by and among PacificHealth Laboratories, Inc., Robert Portman, Stephen Kuchen and Grand Bank, N.A.	P

10.21		Separation and Release Agreement, effective August 1, 2008, by and between PacificHealth Laboratories, Inc. and Robert Portman	Q

10.22†		Amendment No. 1 to Employment Agreement, by And between PacificHealth Laboratories, Inc. and Jason Ash, effective August 1, 2008	Q

10.23†		Amendment No. 2 to Employment Agreement, by And between PacificHealth Laboratories, Inc. and Jason Ash, effective June 24, 2009	R

10.24		Separation and Release Agreement, effective January 27, 2010, by and between PacificHealth Laboratories, Inc. and Jason Ash	S

10.25†		Summary of Compensation for Executive Officers of PacificHealth Laboratories, Inc.	*

23.1	--	Consent of Weiser LLP	*

31.1	--	Rule 13a-14(a) Certification of Chief Executive Officer.	*

31.2	--	Rule 13a-14(a) Certification of Chief Financial Officer.	*

32	--	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

_______________________
*	Filed herewith
†	Management contract or management compensatory plan or arrangement.

A	Filed with Registration Statement on Form SB-2 (Registration No. 333-36379) (the “1997 SB-2”) on September 25, 1997.

B	Filed with Amendment No. 1 to the 1997 SB-2 on October 23, 1997.

C	Filed with Amendment No. 3 to the 1997 SB-2 on December 17, 1997.

D	Filed with Definitive Proxy Statement (Schedule 14A) for annual meeting held on August 16, 2000, filed on July 11, 2000.

E	Filed with Current Report on Form 8-K dated June 1, 2001, filed on June 14, 2001.

F	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2001.

G	Filed with Amendment to Current Report on Form 8-K dated June 1, 2001, filed July 5, 2001.

H	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2002.

I	Filed as Exhibit 3.1 to Current Report on Form 8-K, dated January 24, 2005, filed on January 28, 2005.

J	Filed as Exhibit 10.1 to Current Report on Form 8-K, dated and filed on September 9, 2004.

K	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2004.

L	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2005.

M	Filed as Exhibit to Current Report on Form 8-K, dated December 13, 2006 and filed on December 19, 2006.

N	Filed as Exhibit to Current Report on Form 8-K, dated February 22, 2007 and filed February 27, 2007.

O	Filed as Exhibit to Current Report on Form 8-K, dated November 28, 2007 and filed December 3, 2007.

P	Filed as Exhibit to the Annual report on Form 8-K dated April 29, 2008 and filed on May 2, 2008.

Q	Filed as Exhibit to the Annual report on Form 8-K dated August 8, 2008 and filed on August 11, 2008.

R	Filed as Exhibit to Current Report on Form 8-K dated June 24, 2009 and filed July 1, 2009.

S	Filed as Exhibit to Current Report on Form 8-K, dated January 27, 2010 and filed January 29, 2010.

Note:  In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-23495.

PACIFICHEALTH LABORATORIES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

PACIFICHEALTH LABORATORIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PacificHealth Laboratories, Inc.

We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred significant recurring operating losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the statements of the Public Company Accounting Oversight Board (United States), PacificHealth Laboratories, Inc.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 29, 2010 expressed an unqualified opinion.

/s/ Weiser LLP

Edison, New Jersey
March 29, 2010

PACIFICHEALTH LABORATORIES, INC.

Balance Sheets

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$281,159	$888,993
Other short-term investments	175,000	300,000
Accounts receivable, net of allowances of $34,000 and $24,000, respectively	763,288	455,851
Inventories (including consigned inventory of approximately $81,000 and
$156,000, respectively)	806,212	1,308,316
Prepaid expenses	92,702	159,200
Tax loss receivable	303,931	-

Total current assets	2,422,292	3,112,360

Property and equipment, net	110,904	236,721
Deposits	10,895	22,895

TOTAL ASSETS	$2,544,091	$3,371,976

LIABILITIES
Current liabilities:
Notes payable	$12,182	$58,810
Accounts payable and accrued expenses	1,042,051	555,354
Deferred revenue	306,239	347,945

	1,360,472	962,109

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2009 and December 31, 2008	-	-
Common stock, $0.0025 par value, authorized 50,000,000 shares;
issued and outstanding 15,624,017 and 14,194,613 shares, respectively	39,060	35,486
Additional paid-in capital	20,031,599	19,585,297
Accumulated deficit	(18,887,040)	(17,210,916)

	1,183,619	2,409,867

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,544,091	$3,371,976

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Operations

	Years Ended
	December 31,
	2009	2008

Revenue:
Net product sales	$7,995,194	$7,235,991

Cost of goods sold:
Product sales	4,282,777	4,009,817
Write-down of inventories	491,172	201,697

	4,773,949	4,211,514

Gross profit	3,221,245	3,024,477

Operating expenses:
Sales and marketing	1,880,102	898,914
General and administrative	3,200,680	3,542,483
Research and development	-	150,767
Restructuring expense	81,050	472,069

	5,161,832	5,064,233

Loss before other income (expense) and benefit for income taxes	(1,940,587)	(2,039,756)

Other income (expense):
Interest income	3,684	45,575
Interest expense	(5,320)	(1,468)
Other income	4,248	1,296

	2,612	45,403

Loss before benefit from income taxes	(1,937,975)	(1,994,353)

Benefit from income taxes	261,851	-

Net loss applicable to common stockholders	$(1,676,124)	$(1,994,353)

Net loss per common share - basic	$(0.11)	$(0.15)

Net loss per common share - diluted	$(0.11)	$(0.15)

Weighted average shares outstanding - basic	14,974,931	13,660,019

Weighted average shares outstanding – diluted	14,974,931	13,660,019

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.
Statements of Changes in Stockholders' Equity
Years Ended December 31, 2009 and 2008
					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	-	$-	13,501,426	$33,754	$18,874,609	$(15,216,563)	$3,691,800

Share-based compensation					473,520		473,520
Common stock issued			500,000	1,250	148,750		150,000
Common stock granted to directors			193,187	482	50,918		51,400
Common stock issuable to directors					37,500		37,500
Net loss						(1,994,353)	(1,994,353)

Balance, December 31, 2008	-	-	14,194,613	35,486	19,585,297	(17,210,916)	2,409,867

Share-based compensation					171,975		171,975
Common stock issued			535,714	1,340	148,660		150,000
Common stock granted to directors			801,593	2,004	99,996		102,000
Common stock granted to certain sales reps			92,097	230	25,671		25,900
Net loss						(1,676,124)	(1,676,124)

Balance, December 31, 2009	-	$-	15,624,017	$39,060	$20,031,599	$(18,887,040)	$1,183,619

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Cash Flows

	Years Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,676,124)	$(1,994,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	198,089	159,997
Bad debt expense	12,000	12,000
Equity instrument-based expense	299,875	423,986
Reserve/write-off of inventories	491,172	201,697
Restructuring expense	81,050	344,143
Changes in:
Accounts receivable	(319,437)	241,772
Inventories	10,932	316,060
Prepaid expenses	66,499	(47,528)
Tax loss receivable	(303,931)	-
Deposits	12,000	(12,000)
Accounts payable and accrued expenses	523,474	61,543
Deferred revenue	(41,706)	(211,931)

Net cash used in operating activities	(646,107)	(504,614)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	125,000	1,200,000
Purchase of property and equipment	(190,099)	(211,711)

Net cash (used in) provided by investing activities	(65,099)	988,289

Cash flows from financing activities:
Proceeds from common stock issuance	150,000	150,000
Proceeds of note payable	59,751	101,116
Repayment of note payable	(106,379)	(58,511)

Net cash provided by financing activities	103,372	192,605

Net (decrease) increase in cash and cash equivalents	(607,834)	676,280

Cash and cash equivalents at beginning of year	888,993	1,712,713

Reclassification of other short-term investments	-	(1,500,000)

Cash and cash equivalents at end of year	$281,159	$888,993

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,320	$1,468

Supplemental disclosures of non-cash investing activity:
Settlement of accounts payable in exchange for equipment	$36,776	$-

See notes to financial statements

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2009 and 2008

Note A - The Company and Significant Accounting Policies

[1]	The Company:

The Company was incorporated in April 1995 to discover, develop, and commercialize nutritional products. The Company focuses on the development, marketing, and selling of patented premium nutrition tools that enable consumers to enhance their health and improve their performance. The Company’s principal areas of focus are sports performance and recovery, including optimal weight management. The Company utilizes third-party contractors to manufacture all products.

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

During the quarter ended December 31, 2009, the Company made the decision to forego marketing its FORZE GPS™ weight management product line as the Company was unable to generate enough sales in 2009 to make this product line viable in the foreseeable future. As a result of this decision, the Company recorded a restructuring charge in the amount of $81,050 in the fourth quarter of 2009 consisting of writing- off property and equipment specific to the marketing efforts of FORZE GPS less any realizable salvage values. The Company also recorded a $491,172 reserve for inventory associated with this decision as the value of this inventory may never be realized.

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

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2009 and 2008

[5]	Property and equipment:

Property and equipment are stated at cost and is depreciated using the straight-line method over their estimated useful lives ranging from 2 to 5 years.

[6]	Loss per share:

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options is computed using the treasury stock method.  For the year ended December 31, 2009, diluted loss per share did not include the effect of 2,462,750 options outstanding and 402,500 warrants outstanding, respectively, as their effect would be anti-dilutive. For the year ended December 31, 2008, diluted loss per share did not include the effect of 2,942,250 options outstanding and 27,500 warrants outstanding, respectively, as their effect would be anti-dilutive.

[7]	Revenue recognition:

Sales are recognized when all of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured. Sales are recorded net of incentives paid and discounts offered to customers.

The Company has a purchasing agreement with a significant customer for certain products that are sold on a “pay on scan” basis. The Company recognizes revenue for these products when its major customer sells through these products to the consumer. As of December 31, 2009 and 2008, shipments to this customer amounting to $306,239 and $347,945, respectively, have been reflected as deferred revenue in the Company’s balance sheet.

[8]	Research and development:

Costs of research and development activities are expensed as incurred.

[9]	Advertising costs:

Advertising costs are expensed as incurred. During 2009 and 2008, the Company recorded advertising expense of $309,130 and $326,286, respectively.

[10]	Stock-based compensation:

The Company accounts for equity instrument issuances (including common stock, options, and warrants) in accordance with ASC Topic 718-10-05. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee and/or director services in share-based payment transactions and issuances of stock options to employees. The Company recorded a charge of $299,875 in the year ended December 31, 2009, representing the effect on loss from operations, loss before income taxes, and net loss. The Company recorded a charge of $473,520 in the year ended December 31, 2008, representing the effect on loss from operations, loss before income taxes, and net loss. Of this amount, $138,434 related to the acceleration of stock options vesting to the former CEO as is included in restructuring expense.

The fair value of the options and warrants granted during the years ended December 31, 2009 and 2008 are determined using the Black-Scholes pricing model with the following assumptions:

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2009 and 2008

	Year Ended
	December 31,
	2009	2008
Risk-free interest rate	2.13%	3%
Expected life (in years)	5.0	5.0
Expected volatility	104%	99% - 104%
Dividend yield	0%	0%

The weighted average fair values of options granted during the years ended December 31, 2009 and 2008 were $0.28 and $0.35, respectively. Also see Note N.

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

ASC Topic 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company has recorded a liability related to uncertain tax positions in the amount of approximately $40,000 for the year ended December 31, 2009 relating to certain states in which the Company is required to file state tax returns as they have effectively established nexus in these states. This amount has been recorded as a component of accounts payable and accrued expenses on the balance sheet and part of income taxes on the statement of operations. There was no liability related to uncertain tax positions recorded as of December 31, 2008.

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

[14]	Recent accounting pronouncements:

There were no recently issued but not yet effective accounting pronouncements that would have a material impact on the financial statements.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2009 and 2008

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

[16]	Shipping and handling fees and costs:

Shipping and handling costs are included in cost of sales.

Note B – Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses, negative cash flows from operations, and has an accumulated deficit of $18,887,040 as of December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently exploring strategic alternatives including, but not limited to, a sale of the Company.

Note C – Other Short-Term Investments

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

The Company measures fair value utilizing a hierarchy that prioritizes into three levels the components of valuation techniques that are used to measure fair value.  The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1); lower priority to inputs other than quoted prices that are observable for assets or liabilities, either directly or indirectly (Level 2); and the lowest priority to unobservable inputs (Level 3).

The Company has measured these investments as Level 2 inputs.

Accordingly, at December 31, 2009 and 2008, the Company has classified such investments from cash and cash equivalents to other short-term investments. During 2009, the Company redeemed $125,000 of these investments with no gain or loss.

Note D - Inventories

Inventories, which are held at third-party warehouses and on consignment with customers, consist of the following and include reserves of $387,971 at December 31, 2009 and $42,339 at December 31, 2008 which is netted against finished goods at third party warehouse:

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2009 and 2008
	2009	2008

Raw materials (at contract manufacturer)	$-	$207,286
Work-in-process (at contract manufacturer)	-	-
Packaging supplies (at third party warehouse)	80,611	42,861
Finished goods (at third party warehouse)	645,095	902,132
Finished goods (on consignment)	80,506	156,037

	$806,212	$1,308,316

Note E - Property and Equipment

Property and equipment consist of the following:

	2009	2008

Furniture and equipment	$815,724	$783,098
Molds and dies	218,546	204,782

	1,034,270	987,880
Less accumulated depreciation	923,366	751,159

	$110,904	$236,721

Depreciation expense aggregated $198,089 and $159,997 for the years ended December 31, 2009 and 2008, respectively.

In connection with the restructuring (see Note A[1]), the Company wrote-off assets with a cost of $143,709 and accumulated depreciation of $25,883, settled accounts payable with the vendor in the amount of $36,776, and recorded this loss on disposition as restructuring expense for the year ended December 31, 2009.

Note F - Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	2009	2008

Trade payables	$826,236	$439,553
Accrued expenses	180,086	115,801
Commissions payable	23,265	-
Other	12,464	-
	$1,042,051	$555,354

Note G - Notes Payable

The Company has notes payable as follows:

	2009	2008
Installment note payable to insurance finance company
due in monthly installments of $5,456, including
interest at 5.00% through March 2009	$-	$16,231

Installment note payable to insurance finance company
due in monthly installments of $4,378, including
interest at 6.10% through October 2009	-	42,579

Installment note payable to insurance finance company
due in monthly installments of $6,135, including
interest at 5.80% through February 2010	12,182	-

	$12,182	$58,810

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2009 and 2008

Note H - Stockholders' Equity

The total number of shares of all classes of stock which the Company has authority to issue is 51,000,000 shares, consisting of (a) fifty million (50,000,000) shares of common stock, par value $0.0025 per share, and (b) one million (1,000,000) shares of preferred stock, par value $0.01 per share. The preferred stock may be issued in one or more series, and may have such voting powers, full or limited, or no voting powers, and such designations and preferences as shall be stated in the resolution or resolutions provided for the issue thereof adopted by the Board of Directors of the Company, from time to time.

Note I - Commitments

[1]	Employment agreements:

The Company entered into an employment agreement on November 28, 2007 which became effective on January 3, 2008, with then new President and Chief Operating Officer of the Company, Jason Ash, with an initial term beginning January 3, 2008 and ending December 31, 2009.  Under the terms of the employment agreement, the agreement automatically extended for a one-year period.

Under his employment agreement, Mr. Ash received an initial annual base salary of $295,000.  Mr. Ash was also entitled to receive annual bonus compensation, beginning with calendar year 2008, not to exceed 100% of Mr. Ash’s base salary, the eligibility for and amount of which shall be based upon the attainment of certain milestones agreed upon by Mr. Ash and the Compensation Committee of the Board of Directors. Mr. Ash was entitled to participate in all benefit plans offered from time to time to our senior executives.  In addition, we provided Mr. Ash with an all-inclusive relocation/travel/car stipend of $55,000 for his first year of employment and $40,000 for the second year of employment.  We also agreed to reimburse Mr. Ash for air travel to and from the UK for one trip per month during the first six months of his employment agreement up to a maximum of $2,500 per trip and to pay for all legal costs associated with obtaining a visa and green card for Mr. Ash and his spouse. On August 5, 2008, the Company amended this employment agreement by removing the title of Chief Operating Officer and adding the title of Chief Executive Officer.

On November 28, 2007, the date Mr. Ash’s employment agreement was executed, and pursuant to Mr. Ash’s employment agreement, the Board of Directors approved the issuance of options to purchase 600,000 shares of the Company’s common stock (the “Options”) at an exercise price of $0.65 per share, the closing price on the day of the Board’s approval, which Options were to vest as follows: 150,000 shares on January 3, 2009, 150,000 shares on January 3, 2010, 150,000 shares on January 3, 2011 and 150,000 shares on January 3, 2012. To the extent not previously exercised, the Options would have terminated upon the earlier of (i) January 3, 2013 or (ii) 90 days following the termination of Mr. Ash’s employment with the Company.  The Options were not issued pursuant to any of the Company’s Stock Option Plans but were similar to those of the Company’s 2000 Incentive Stock Option Plan.

The Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Ash on January 27, 2010.  Under the terms of the Separation Agreement, Mr. Ash has agreed to provide consulting services for a period of 90 days following the date of the Separation Agreement, and Mr. Ash is entitled to the sum of $5,673 per week for such consulting services. During the one-year period commencing on January 11, 2010, Mr. Ash is entitled to the sum of $295,000, less the sum of consulting fees paid during such period and less any income, wages and/or salary received by Mr. Ash during such period in respect of full-time or substantially full-time employment.  The Company also agreed to pay Mr. Ash up to $50,000 for relocation costs under certain circumstances, the cost of life insurance premiums during the period in which he provides consulting services, and the cost of health insurance coverage for a period of six months.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2009 and 2008

The Separation Agreement also provides that vesting of all options previously granted to Mr. Ash ceased as of January 11, 2010.  All unvested options are terminated and, with respect to options that had vested as of that date, such options are only exercisable during the 90-day period following the expiration of Mr. Ash’s consulting services.

The Company employed Dr. Portman under an employment agreement effective January 1, 2007. Under the employment agreement, Dr. Portman received a salary of $295,000 per year, as well as a car allowance in the amount of $975 per month.  In addition, Dr. Portman was entitled to an annual bonus not to exceed 100% of his base salary.  The term of Dr. Portman’s employment agreement would have terminated on December 31, 2008, unless terminated earlier by either Dr. Portman or by the Company.  On August 5, 2008, the Company entered into a Separation Agreement with Dr. Portman whereby the Company continued to pay the $295,000 salary for twelve months in exchange for a twelve-month non-compete provision. Also, all previously unvested options vested on August 5, 2008.

The Company entered into an employment agreement on January 3, 2008, with Matt Spolar, Vice President, Product Development and Supply Chain, that provides for minimum annual compensation of $190,000. Mr. Spolar was terminated without cause on January 15, 2010, and, under the terms of his employment agreement, the Company will pay him an amount equal to four months of his base salary.

[2]	Lease:

The Company has a lease agreement, as amended, for office space for the rental of 5,000 square feet expiring June 2015.

The future minimum lease payments due under the lease is as follows:

Years Ending
December 31,

2010	$115,000
2011	115,000
2012	125,000
2013	135,000
2014	135,000
2015	67,500

$692,500

Rent expense amounted to $135,620 and $140,608 in 2009 and 2008, respectively.

Note J - Stock Option Plans and Warrants

The Company has three stock option plans (the "Plans") under which 1,500,000 shares of common stock are available for issuance under the Plans. Also see Note P.

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

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2009 and 2008

Stock option transactions for employees during 2009 and 2008 were as follows:

				Weighted
			Exercise	Average
			Price Per	Exercise Price
	Option	Vested	Common	Per Share
	Shares	Shares	Share	Outstanding

Balance, January 1, 2008	2,338,500	1,074,168	$0.20 - $2.14	$0.77

Granted/vested during the year	657,500	601,333	$0.23 - $0.55	$0.35
Exercised during the year	-	-	-	-
Expired during the year	(119,000)	(119,000)	$0.20 - $1.92	$0.97

Balance, December 31, 2008	2,877,000	1,556,501	$0.20 - $2.14	$0.67

Granted/vested during the year	200,000	390,916	$0.28	$0.28
Exercised during the year	-	-	-	-
Expired during the year	(638,500)	(638,500)	$0.20 - $0.72	$0.65

Balance, December 31, 2009	2,438,500	1,308,917	$0.20 - $2.14	$0.64

Aggregate Intrinsic Value,
December 31, 2009	$-	$-

The market value of the Company’s common stock as of December 31, 2009 was $0.14 per share.

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2009 is as follows:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (in Years)	Price	Exercisable	Price

$0.20 - $2.00	2,412,500	2.72	$0.63	1,282,917	$0.77
$2.01 - $2.14	26,000	2.19	$2.12	26,000	$2.12

	2,438,500	2.72	$0.64	1,308,917	$0.80

A summary of the non-vested stock options for employees during 2009 and 2008 were as follows:

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2009 and 2008

		Weighted
		Average
		Exercise Price
	Option	Per Share
	Shares	Outstanding

Balance, January 1, 2008	1,264,332	$0.80

Granted during the year	657,500	$0.35
Vested during the year	(601,333)	$2.80

Balance, December 31, 2008	1,320,499	$0.52

Granted during the year	200,000	$0.28
Vested during the year	(390,916)	$0.56

Balance, December 31, 2009	1,129,583	$0.46

As of December 31, 2009, the total fair value of non-vested employee options amounted to $287,271. The weighted average remaining period over which such options are expected to be recognized is 2.72 years.

Per Mr. Ash’s Separation Agreement (see Note H [1] above), 300,000 options at $0.65 with a remaining life of approximately 3 years and 175,000 options at $0.28 with a remaining life of approximately 4.5 years were canceled on January 11, 2010.

The Company recognized an expense of $102,000 and $183,710 for stock and stock options in 2009 and 2008, respectively, for director compensation. Of these amounts, $102,900 and $88,900 related to the issuance of stock in 2009 and 2008, respectively, and $-0- and $94,810 related to the Black-Scholes valuation of stock options granted in 2009 and 2008, respectively.

The Company did not grant any stock options to non-employees for the years 2009 and 2008.

Stock option transactions for non-employees during 2009 and 2008 were as follows:

				Weighted
			Exercise	Average
			Price Per	Exercise Price
	Option	Vested	Common	Per Share
	Shares	Shares	Share	Outstanding

Balance, January 1, 2008	70,250	70,250	$0.20 - $2.10	$0.39

Granted/vested during the year	-	-	-	-
Expired during the year	(5,000)	(5,000)	$0.26 - $1.23	$0.75

Balance, December 31, 2008	65,250	65,250	$0.20 - $2.10	$0.37

Granted/vested during the year	-	-	-	-
Expired during the year	(41,000)	(41,000)	$0.20 - $0.83	$0.35

Balance, December 31, 2009	24,250	24,250	$0.26 - $2.10	$0.38

Information with respect to non-employee stock options outstanding and non-employee stock options exercisable at December 31, 2009 is as follows:

		Weighted
	Number	Average	Weighted
	Outstanding	Remaining	Average
Range of	and	Contractual	Exercise
Exercise Prices	Exercisable	Life (in Years)	Price

$0.20 - $2.09	23,250	0.59	$0.31
$2.10	1,000	0.16	$2.10

	24,250	0.58	$0.38

The Company granted 402,500 warrants to non-employee athlete endorsers during 2009 with an exercise price of $0.14 per share. Of these warrants, 109,167 warrants vest in the fourth quarter of 2009; 4,167 warrants vest in the first quarter of 2010; 109,167 of these warrants vest in the fourth quarter of 2010; 4,167 warrants vest in the first quarter of 2011; 109,166 of these warrants vest in the fourth quarter of 2011; 4,166 warrants vest in the first quarter of 2012; and 62,500 of these warrants vest in the fourth quarter of 2012. Compensation expense recognized during 2009 for these warrants amounted to $10,743. This amount was charged to operations and added to additional paid-in capital in accordance with ASC Topic 718-10-05. The Company did not grant any warrants during 2008.  No warrants were exercised during 2009.

Stock warrant transactions during 2009 and 2008 were as follows:
		Exercise	Weighted
		Price	Average
		Per	Exercise Price
		Common	Per
	Warrants	Share	Common Share

Balance, January 1, 2008	938,930	$0.63 - $0.88	$0.64
Expired during the year	(911,430)	$0.63	$0.63
Balance, December 31, 2008	27,500	$0.88	$0.88
Granted during the year	402,500	$0.14	$0.14
Expired during the year	(27,500)	$0.88	$0.88

Balance, December 31, 2009	402,500	$0.14	$0.14

A summary of the non-vested stock warrants during 2009 and 2008 were as follows:

		Weighted
		Average
		Exercise Price
	Option	Per Share
	Shares	Outstanding

Balance, January 1, 2008	-0-	-

Granted during the year	-0-	-
Vested during the year	-0-	-

Balance, December 31, 2008	-0-	-

Granted during the year	402,500	$0.14
Vested during the year	(113,157)	$0.14

Balance, December 31, 2009	289,343	$0.14

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2009 and 2008

As of December 31, 2009, the total fair value of non-vested warrants amounted to $27,968. The weighted average remaining period over which such options are expected to be recognized is 2.65 years.

Note K - Income Taxes

In December 2009, the Company was approved by the New Jersey Economic Development Authority (the “NJEDA”) to participate in the 2009 NJEDA Technology Business Tax Certificate Transfer Program.  This program enables approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits.  On February 8, 2010, the Company received $303,931 of net proceeds ($328,669 gross proceeds less $24,738 of expenses incurred) from a third party related to the sale of approximately $3,927,000 of our unused net operating loss carryovers for the State of New Jersey.  The Company will use these proceeds for working capital purposes.

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	2009		2008
	Amount	Percent	Amount	Percent

U.S. federal income tax benefit
at federal statutory rate	$(692,290)	35%	$(698,020)	35%
Effect of state taxes, net of
federal benefit	(118,680)	6%	(119,670)	6%
Reduction in state net operating
losses in connection with sale of
net operating losses	125,500	(6%)	-	0%
Change in valuation allowance	318,700	(16%)	642,300	(32%)
Stock compensation expense, (SFAS123R)	66,100	(3%)	173,830	(9%)
Other	38,819	(2%)	1,560	(0%)

	$(261,851)	14%	$0	0%

At December 31, 2009, the Company has approximately $16,154,000 in federal and $2,786,000 in state net operating loss carryovers that can be used to offset future taxable income.  The net operating loss carryforwards begin to expire in the year 2016 through the year 2029.

The components of the Company's deferred tax assets are as follows:

	2009		2008

Net operating loss carryforwards		$5,812,000		$5,657,000
Inventory reserve		159,000		17,000
Other		55,000		33,000
Valuation allowance		(6,026,000)		(5,707,000)

Deferred tax asset	$	- 0 -	$	- 0 -

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2009 and 2008

Note L - Concentrations of Credit Risks, Major Customers, and Major Vendors

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

For the years ended December 31, the Company had product sales from two customers that accounted for approximately 20% and 14% in 2009 and 18% and 15% in 2008, of net product sales.  Accounts receivable outstanding related to these customers at December 31, 2009 and 2008 were $407,125 and $200,590, respectively. Deferred revenue from one of these customers was $306,239 as of December 31, 2009 and $347,945 as of December 31, 2008. Such amounts are included in the accompanying balance sheet. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

[4]	Major vendors:

Two suppliers accounted for approximately 65% and 13%, respectively, of total inventory purchases for the year ended December 31, 2009 and two suppliers accounted for 62% and 16%, respectively, of total inventory purchases for the year ended December 31, 2008.  At December 31, 2009, amounts due to these two vendors represented approximately 42% and 2%, respectively, of accounts payable and accrued expenses.  At December 31, 2008, amounts due to two vendors represented approximately 23% and 0%, respectively, of accounts payable and accrued expenses.

Note M - Segment and Related Information

In 2009 and 2008, the Company has one reportable segment:
Dietary and nutritional supplements.

The following table presents revenues by region:

	2009	Pct.	2008	Pct.

United States	$6,864,854	86%	$6,509,508	90%
Canada	339,234	4%	258,973	4%
Singapore	236,750	3%	95,957	1%
South America	216,413	3%	199,647	3%
Other	337,943	4%	171,906	2%

Total	$7,995,194	100%	$7,235,991	100%

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2009 and 2008

Product sales for the years ended December 31, 2009 and 2008 are net of credits of $374,033 and $336,611, respectively, for marketing promotions, customer rebates, and returns of certain products.  These credits primarily relate to the sports performance product line.

Note N – Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution in the amount of $175,000 with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of December 31, 2009) with a floor of 5.00%. This line is collateralized by the other short-term investments that are deemed auction rate securities. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities, which is $87,500 as of December 31, 2009. As of December 31, 2009, the Company has not drawn down on this line of credit. On February 22, 2010, the Company drew down $87,500, the maximum amount allowed under this line of credit.

Note O – CEO Separation Agreement

The Company entered into a Separation Agreement with former CEO Robert Portman effective August 1, 2008. The terms of the agreement consist of twelve equal monthly payments that aggregate $295,000 and include a non-compete clause. In the twelve months ended December 31, 2009, the Company recognized $172,083 of expense under this Agreement. In the twelve months ended December 31, 2008, the Company recognized $122,917 of expense under this Agreement.

The Company entered into a Separation Agreement with former CEO Jason Ash effective January 27, 2010, see Note H [1] above.

Note P – Subsequent Events

On January 20, 2010, the Company issued 61,359 shares of its common stock as payment of certain sales commissions for the fourth quarter of 2009 for an amount totaling $8,590.

On January 27, 2010, the Company issued 250,000 options to new President Fred Duffner with a strike price of $0.122 per share that vest ratably over 3 years and has a 5-year life. The fair value of these options is $22,750.

On March 10, 2010, the Company issued 10,000 warrants to an athlete under its 2009 Athlete Stock Plan with a strike price of $0.12 per share that vest ratably over 2 years and have a 3-year life. The fair value of these warrants is $460.

On March 10, 2010, the Company issued 32,966 shares of its common stock valued at $3,363 to a director of the Company for 2010 advisory services.

The Company evaluated events occurring between the balance sheet date, December 31, 2009, and March 29, 2010, the date the financial statements were issued.