Form 10-Q
period 2010-03-31
PACIFICHEALTH LABORATORIES INC
filed 2010-05-06
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,035,988 shares of common stock, par value $0.0025, outstanding as of May 6, 2010.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$251,030	$281,159
Other short-term investments	175,000	175,000
Accounts receivable, net	965,424	763,288
Inventories, net	650,646	806,212
Prepaid expenses	80,487	92,702
Tax loss receivable	-	303,931
Total current assets	2,122,587	2,422,292

Property and equipment, net	91,163	110,904

Deposits	10,895	10,895

Total assets	$2,224,645	$2,544,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$87,500	$-
Notes payable	-	12,182
Accounts payable and accrued expenses	965,069	1,042,051
Deferred revenue	207,152	306,239
Total current liabilities	1,259,721	1,360,472

Commitments

Stockholders' equity:
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
16,035,988 and 15,624,017 shares, respectively	40,090	39,060
Additional paid-in capital	20,081,104	20,031,599
Accumulated deficit	(19,156,270)	(18,887,040)
	964,924	1,183,619

Total liabilities and stockholders' equity	$2,224,645	$2,544,091

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months
	Ended March 31,
	2010	2009
Revenue:
Net product sales	$1,650,265	$1,695,618

Cost of goods sold	909,379	953,997

Gross profit	740,886	741,621

Operating expenses:
Sales and marketing	235,085	316,108
General and administrative	774,150	832,482
	1,009,235	1,148,590

Loss before other (expense) income and provision for
income taxes	(268,349)	(406,969)

Other (expense) income:
Interest income	228	2,291
Interest expense	(1,109)	(787)
	(881)	1,504

Loss before provision for income taxes	(269,230)	(405,465)

Provision for income taxes	-	-

Net loss	$(269,230)	$(405,465)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	15,684,010	14,459,492

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net loss	$(269,230)	$(405,465)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	35,219	46,755
Allowance for doubtful accounts	3,000	3,000
Equity instrument-based expense	41,945	69,498
Changes in assets and liabilities:
Accounts receivable	(205,136)	(407,272)
Inventories	155,566	(5,534)
Prepaid expenses	12,215	9,536
Tax loss receivable	303,931	-
Accounts payable and accrued expenses	(68,392)	325,159
Deferred revenue	(99,087)	26,920
Net cash used in operating activities	(89,969)	(337,403)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	-	25,000
Purchase of property and equipment	(15,478)	(12,205)
Net cash (used in) provided by investing activities	(15,478)	12,795

Cash flows from financing activities:
Borrowings on line of credit	87,500	-
Repayments of notes payable	(12,182)	(28,779)
Net cash provided by (used in) financing activities	75,318	(28,779)

Net decrease in cash and cash equivalents	(30,129)	(353,387)

Cash and cash equivalents, beginning balance	281,159	888,993

Cash and cash equivalents, ending balance	$251,030	$535,606

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,109	$787

Cash paid for income taxes	$5,295	$-

Non-cash operating activity:
Issuance of common stock as payment for consulting services	$8,590	$-

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of revenue recognition, as it relates to customer returns, inventory obsolescence, allowance for doubtful accounts, valuation allowances for deferred tax assets, and valuation of share-based payments issued under ASC 718, “Compensation - Stock Compensation” (“ASC 718”).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses, negative cash flows from operations, a line of credit that is scheduled to mature in May 2010, and has an accumulated deficit of $19,156,270 as of March 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company expects to be able to extend the line of credit for another year. The Company is currently exploring strategic alternatives including, but not limited to, a sale of the Company.

2. Revenue Recognition

Sales are recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectability is reasonably assured.  Sales are recorded net of incentives paid to customers.

The Company has a sales agreement with GNC, a significant customer of the Company, whereby unsold product is subject to return provisions.  In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605,” Sales of Product When Right of Return Exists” (“ASC 605”). Certain of the products shipped are under a “pay on scan” model and revenue is deferred by the Company until such time the customer sells through such products to the end consumer.  The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheets as of March 31, 2010 and December 31, 2009 amounted to $207,152 and $306,239, respectively.

Prior to April 1, 2009, for certain products not under a pay on scan model, the Company recognized revenue identical to the pay on scan model.  Effective April, 1, 2009, the Company commenced recognizing revenue on these products upon shipment as the Company determined that it has met the criteria established in ASC 605, specifically as it relates to the ability to estimate future returns. This change in estimate for these product shipments was based primarily on the Company’s determination that it could, based on historical secular analysis, estimate its returns of such product shipments with such historical data covering a five-year period.

3. Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a "Dutch auction".

Accordingly, the Company has classified such investments as other short-term investments. During the three months ended March 31, 2010, the Company did not redeem any of these investments.

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

4. Inventories

Inventories consisted of the following:
	March 31,
	2010	December 31,
	(Unaudited)	2009
Raw materials	$-	$-
Work-in-process	-	-
Packaging supplies	84,577	80,611
Finished goods	500,798	645,095
Finished goods on consignment	65,271	80,506
	$650,646	$806,212

Included above are reserves against finished goods of $289,105 and $387,971, respectively, at March 31, 2010 and December 31, 2009.

5. Property and Equipment

Property and equipment consist of the following:

	March 31,
	2010	December 31,
	(Unaudited)	2009
Furniture and equipment	$818,017	$815,724
Molds and dies	231,731	218,546

	1,049,748	1,034,270
Less accumulated depreciation	958,585	923,366
	$91,163	$110,904

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,
	2010	December 31,
	(Unaudited)	2009
Trade payables	$767,850	$826,236
Accrued expenses	162,778	180,086
Commissions payable	19,815	23,265
Deferred rent	14,626	12,464
	$965,069	$1,042,051

7. Stock-Based Compensation

The Company accounts for equity instrument issuances (including common stock, options, and warrants) in accordance with ASC 718. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee services in share-based payment transactions and issuances of stock options to employees. The Company recorded charges of $41,945 and $69,498, respectively, in the three-month periods ended March 31, 2010 and 2009, representing the effect on loss from continuing operations, loss before income taxes and net loss.

Employee Compensation

The Company recorded charges of $7,571 and $39,823, respectively, in the three-month periods ended March 31, 2010 and 2009 for previously issued equity instruments to employees.

The Company granted 250,000 stock options to the President during the three months ended March 31, 2010 with an exercise price of $0.122 per share. Of these options, 83,333 vest in the first quarter of 2011, 83,333 of these options vest in the first quarter of 2012, and 83,334 of these options vest in the first quarter of 2013. These options were determined to have a total fair value of approximately $22,750. Compensation expense recognized during the three months ended March 31, 2010 for these options amounted to $1,264. The Company did not grant any options to employees in the three months ended March 31, 2009.

The Company recognized $27,000 for the three month periods ended March 31, 2010 and 2009 as a component of employee compensation for common shares issuable as payment of directors’ fees. The Company recognized $3,363 and $-0-, respectively, for the three month periods ended March 31, 2010 and 2009 as a component of employee compensation for common shares issuable as payment to a director of the Company for advisory services.

Non-Employee Compensation

The Company granted no stock options to consultants during the three months ended March 31, 2010 and 2009.

The Company recorded charges of $2,689 and $-0-, respectively, in the three-month periods ended March 31, 2010 and 2009 for previously issued warrants to non-employee athlete endorsers.

The Company granted 10,000 warrants to non-employee athlete endorsers during the three months ended March 31, 2010 with an exercise price of $0.12 per share. Of these warrants, 5,000 warrants vest in the fourth quarter of 2010 and 5,000 of these warrants vest in the fourth quarter of 2011. These warrants were determined to have a total fair value of $460. Compensation expense recognized during the three months ended March 31, 2010 for these warrants amounted to $58. These amounts were charged to operations and added to additional paid-in capital in accordance with ASC 718. The Company granted 402,500 warrants to non-employee athlete endorsers during the three months ended March 31, 2009 with an exercise price of $0.14 per share. Of these warrants, 109,167 warrants vest in the fourth quarter of 2009; 4,167 warrants vest in the first quarter of 2010; 109,167 of these warrants vest in the fourth quarter of 2010; 4,167 warrants vest in the first quarter of 2011; 109,166 of these warrants vest in the fourth quarter of 2011; 4,166 warrants vest in the first quarter of 2012; and 62,500 of these warrants vest in the fourth quarter of 2012. These warrants were determined to have a total fair value of $38,713. Compensation expense recognized during the three months ended March 31, 2009 for these warrants amounted to $2,675. These amounts were charged to operations and added to additional paid-in capital in accordance with ASC 718.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months
	Ended March 31,
	2010	2009

Employee compensation	$39,198	$66,823
Consultant/endorser compensation	2,747	2,675
	$41,945	$69,498

A summary of employee options activity under the plans as of March 31, 2010 and changes during the three-month period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2010	2,438,500	$0.64
Granted during the period	250,000	0.12
Exercised during the period	-	-
Forfeited during the period	(541,666)	0.53
Outstanding, March 31, 2010	2,146,834	$0.61	1.96	$-0-
Exercisable, March 31, 2010	1,554,334	$0.77	1.18	$-0-

The market value of the Company’s common stock as of March 31, 2010 was $0.085 per share.

A summary of the non-vested stock options for employees during the three months ended March 31, 2010 is as follows:

		Weighted
		Average
		Exercise Price
		Per Share
Non-vested Options	Shares	Outstanding
Non-vested, January 1, 2010	1,129,583	$0.46
Granted during the period	250,000	0.12
Vested during the period	(245,417)	0.58
Forfeited during the period	(541,666)	0.53
Non-vested, March 31, 2010	592,500	$0.21

As of March 31, 2010, the total fair value of non-vested awards amounted to $76,395. The weighted average remaining period over which such options are expected to be recognized is 2.58 years.

A summary of warrant activity as of March 31, 2010 and changes during the three-month period then ended is presented below:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Warrants	Shares	Price	Value
Balance, January 1, 2010	402,500	$0.14
Granted during the period	10,000	0.12
Expired during the period	-	-
Outstanding, March 31, 2010	412,500	$0.14	$-0-
Exercisable, March 31, 2010	113,332	$0.14	$-0-

A summary of the non-vested warrants during the three months ended March 31, 2010 is as follows:

		Weighted
		Average
		Exercise Price
		Per Share
Non-vested Warrants	Shares	Outstanding
Non-vested, January 1, 2010	289,343	$0.14
Granted during the period	10,000	0.12
Vested during the period	(175)	0.14
Forfeited during the period	-	-
Non-vested, March 31, 2010	299,168	$0.14

As of March 31, 2010, the total fair value of non-vested awards amounted to $25,682. The weighted average remaining period over which such options are expected to be recognized is 2.34 years.

8. Common Stock Issuances

On January 20, 2010, the Company issued 61,359 shares of its common stock as payment of certain sales commissions that were accrued at December 31, 2009 for an amount totaling $8,590.

On March 10, 2010, the Company issued 32,966 shares of its common stock valued at $3,363 to a director of the Company for advisory services.

On March 31, 2010, the Company issued 317,646 shares of its common stock valued at $27,000 as payment of directors’ fees for the first quarter of 2010.

9. Income Taxes

The Company has approximately $16,458,000 in federal and $3,073,000 in state net operating loss carryovers available as of March 31, 2010 that can be used to offset future taxable income in calendar years 2010 through 2030. The net operating loss carryovers begin to expire in the year 2016 through the year 2030. As of March 31, 2010, the Company has fully reserved for these net operating loss carryovers.

ASC 740, “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company has recorded a liability related to uncertain tax positions in the amount of approximately $35,000 and $40,000, respectively, at March 31, 2010 and December 31, 2009 relating to certain states in which the Company is required to file state tax returns as they have effectively established nexus in these states. These amounts have been recorded as a component of accounts payable and accrued expenses on the balance sheet.

10. Concentrations

The Company’s two largest customers accounted for approximately 17% and 11%, respectively, of net sales for the three months ended March 31, 2010 and the Company’s largest customer accounted for approximately 19% of net sales for the three months ended March 31, 2009. At March 31, 2010, amounts due from these two customers represented approximately 35% and 4%, respectively, of net accounts receivable. At December 31, 2009, amounts due from these two customers represented approximately 52% and 6%, respectively, of net accounts receivable. No other customers exceeded 10% of respective captions noted above.

Two of the Company’s suppliers accounted for approximately 80% and 12%, respectively, of total inventory purchases for the three months ended March 31, 2010 and three of the Company’s suppliers accounted for approximately 60%, 12% and 10%, respectively, of total inventory purchases for the three months ended March 31, 2009. At March 31, 2010, amounts due to these two vendors represented approximately 38% and 2%, respectively, of accounts payable and accrued expenses.  At December 31, 2009, amounts due to these two vendors represented approximately 42% and 0%, respectively, of accounts payable and accrued expenses. No other vendors exceeded 10% of respective captions noted above.

11. Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution in the amount of $675,000 with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of March 31, 2010) with a floor of 5.00%. This line is collateralized by the short-term investments that are deemed auction rate securities. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities.  The Company renewed this one-year revolving line of credit that now matures in May 2010 in the amount of $87,500. On February 22, 2010, the Company drew down $87,500, the maximum amount allowed under this line of credit.

12. Deferred Rent

In September 2009, the Company entered into a lease extension for its current office space that was set to expire in June 2012. The terms of the lease extension call for the term to begin September 2009 and conclude in June 2015. Monthly payments commence at $9,583 and increase to $11,250 by the last year with the first month of rent free. The Company records monthly rent expense on a straight line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent” which is included as a component of accounts payable and accrued expenses in the accompanying balance sheet. As of March 31, 2010, this amounted to $14,626.

13. CEO Separation Agreements

The Company entered into a Separation and Release Agreement with the former CEO on January 27, 2010.  Under the terms of the agreement, the former CEO has agreed to provide consulting services for a period of 90 days following the date of the agreement for which he is entitled to $5,673 per week. During the one-year period commencing on January 11, 2010, the former CEO is entitled to the sum of $295,000, less the sum of consulting fees paid during such period and less any income, wages and/or salary received by him during such period in respect of full-time or substantially full-time employment.  The Company also agreed to pay the former CEO up to $50,000 for relocation costs under certain circumstances, the cost of life insurance premiums during the period in which he provides consulting services, and the cost of health insurance coverage for a period of six months. In the three months ended March 31, 2010, the Company recognized $62,040 of expense under this Agreement.

The Company entered into a Separation Agreement with a former CEO effective August 1, 2008. The terms of the agreement consisted of twelve equal monthly payments that aggregate $295,000 and include a non-compete clause.  In the three months ended March 31, 2009, the Company recognized $73,749 of expense under this Agreement.

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

·  ENDUROX® EXCEL® Natural Workout Supplement – Introduced in March 1997

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

We previously conducted research in this area in order to develop a more effective composition that could be incorporated into different forms (ready-to-drink beverage, powder beverage, bars, and chewable tablet). Since the third quarter of 2003, the Company funded a number of clinical studies on a further improved ready to drink formulation.  The new formulation was shown to be significantly better than the previous product in reducing caloric intake, slowing gastric emptying, and extending a feeling of satiation following a meal.  We have seven patents on our appetite suppressant technology. We launched an exclusively on-line brand, SATIATRIM®, in June 2007. Due to insignificant sales since inception from this product line, we discontinued it in 2008.

In the first quarter of 2009, we launched FORZE GPS™ in our sports specialty channel. FORZE GPS was the first appetite management nutrition tool designed specifically for athletes. We were not successful in 2009 in achieving adequate sales for this product line and have therefore decided not to continue to market this product in 2010.

(b)	Results of Operations – Three Months Ended March 31, 2010 and 2009

Revenues for the three-month period ended March 31, 2010 decreased by $45,353, or approximately 3%, to $1,650,265 from $1,695,618 for the same period in 2009. This decrease was the result of season opening orders in the sports specialty channel moving into the second quarter due to tighter management of inventory in this channel this year. In 2009, we also launched our sales representation group organization into the sports specialty channel that resulted in pipeline inventory orders into approximately 100 new dealers during the first quarter of 2009.

For the three months ended March 31, 2010, gross profit margin on product sales was 44.9% compared to 43.7% for the three months ended March 31, 2009. The higher gross profit margin in the three month period ended March 31, 2010 as compared to the same period in 2009 is due primarily to sales of $106,866 in the first quarter of 2010 with no associated cost of goods sold (other than  freight out) as this inventory was previously reserved in the fourth quarter of 2009.

Sales and marketing (“S & M”) expenses decreased $81,023, or approximately 26%, to $235,085 for the three-month period ended March 31, 2010 from $316,108 for the three-month period ended March 31, 2009. S & M expenses decreased as a percentage of product sales to approximately 14% in the three-month period ended March 31, 2010 compared to approximately 19% in the three-month period ended March 31, 2009. The decrease between these two periods is primarily due to higher S & M expenses in 2009 related to a public relations and marketing campaign associated with the launch of FORZE GPS as well as costs incurred for rolling out a new national sales representation organization.

General and administrative (“G & A”) expenses decreased $58,332, or approximately 7%, to $774,150 for the three-month period ended March 31, 2010 from $832,482 for the three-month period ended March 31, 2009. The decrease for the three month period is due primarily to less travel and entertainment expenses as well as less Separation fees as detailed below. Included in G & A in the three month period ended March 31, 2010 is approximately $62,000 paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments will continue under the terms of the Separation Agreement until January 27, 2011. Included in G & A in the three month period ended March 31, 2009 is approximately $73,000 paid to a former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments ended under the terms of the Separation Agreement effective as of July 31, 2009.

We recorded a net loss of ($269,230), or ($0.02) per share (basic and diluted), for the quarter ended March 31, 2010 compared to a net loss of ($405,465), or ($0.03) per share (basic and diluted), for the quarter ended March 31, 2009. The lower net loss in the three month period ended March 31, 2010 compared to the same period in 2009 is due primarily to decreases in S & M and G & A expenses.

(c)	Liquidity and Capital Resources

At March 31, 2010, our current assets exceeded our current liabilities by approximately $863,000 with a ratio of current assets to current liabilities of approximately 1.7 to 1. At March 31, 2010, cash on hand was $251,030, a decrease of $30,129 from December 31, 2009, primarily as the result of an increase of $202,136 in accounts receivable (net of allowances), a decrease in inventory of $155,566 (net of reserves), a decrease in prepaid expenses of $12,215, a decrease in tax loss receivable of $303,931, a decrease in accounts payable and accrued expenses of $68,392, borrowings under line of credit of $87,500, repayments of notes payable of $12,182, and a decrease in deferred revenue of $99,087 from December 31, 2009. Accounts receivable increased at March 31, 2010 from December 31, 2009 due to higher revenues in the first quarter of 2010 as compared to the fourth quarter of 2009. Inventories decreased due to better inventory control. Tax loss receivable decreased as we received the net proceeds related to this (see below). Accounts payable and accrued expenses decreased primarily due to less inventory purchases. Line of credit increased as we drew down the maximum amount allowed under our auction rate securities line of credit (see below). Deferred revenue decreased as a major customer increased its amounts sold through to the end-user consumers in excess of purchases in the first three months of 2010.

On February 8, 2010, we received $303,931 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2009 NJEDA Technology Business Tax Certificate Transfer Program.  We will use these proceeds for working capital purposes.

Net cash used in operating activities for the three months ended March 31, 2010 was $89,969 compared to net cash used in operating activities for the same period in 2009 of $337,403. The difference in the first three months of 2010 as compared to the same period in 2009 is due to a greater increase in accounts receivable in 2009, a decrease in inventories in 2010, the receipt of the net proceeds from the tax loss sale (see above) and a decrease in accounts payable and accrued expenses in 2010 compared to an increase in accounts payable and accrued expenses in 2009.  Accounts receivable did not increase as much in 2010 as in 2009 due to a greater increase in sales between the fourth quarter of 2008/first quarter 2009 and the fourth quarter of 2009/first quarter 2010 as well as increased collections in 2010 as we offered payment discounts to our major customers in 2010. Inventories decreased in 2010 due to aggressive inventory control. Accounts payable/accrued expenses decreased in 2010 as we used the proceeds from the tax loss sale to increase payments to our vendors. Accounts payable/accrued expenses increased in 2009 due to timing differences in the cash cycle. Historically, we have funded inventory purchases through trade credit and we expect that to continue.

As of March 31, 2010, we had $175,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During the first three months of 2010, we were not able to redeem any of these investments. We have obtained a revolving line of credit with a financial institution with a maturity of May 2010 that will accept these securities as collateral. The maximum amount that we may borrow is limited to 50% of the value of these auction rate securities. On February 22, 2010, we drew down the $87,500 maximum amount allowed under this line of credit.

In September 2009, we entered into a lease extension for our current office space that was set to expire in June 2012. The terms of the lease extension call for the term to begin September 2009 and conclude in June 2015. Monthly payments commence at $9,583 and increase to $11,250 by the last year with the first month of rent free. We record monthly rent expense on a straight line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included as a component of accounts payable and accrued expenses in the accompanying balance sheet. As of March 31, 2010, this amounted to $14,626.

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

(e)	Going Concern

We have incurred significant operating losses, negative cash flows from operations, a line of credit that is scheduled to mature in May 2010, and have an accumulated deficit of $19,156,270 as of March 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern. We expect to be able to extend the line of credit for another year. We are currently exploring strategic alternatives including, but not limited to, a sale of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by this item.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2010, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICHEALTH LABORATORIES, INC.

By: /S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 6, 2010