Form 10-Q
period 2010-09-30
PACIFICHEALTH LABORATORIES INC
filed 2010-10-29
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,485,257 shares of common stock, par value $0.0025, outstanding as of October 29, 2010.

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

This Report contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

•	The development, testing, and commercialization of new products and the expansion of markets for our current products;
•	The receipt of royalty payments from our agreements with business partners;
•	Implementing aspects of our business plan;
•	Financing goals and plans;
•	Our existing cash and whether and how long these funds will be sufficient to fund our operations; and
•	Our raising of additional capital through future equity financings.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$427,561	$281,159
Other short-term investments	150,000	175,000
Accounts receivable, net	753,934	763,288
Inventories	776,281	806,212
Prepaid expenses	102,021	92,702
Tax loss receivable	-	303,931
Total current assets	2,209,797	2,422,292

Property and equipment, net	63,192	110,904

Deposits	10,895	10,895

Total assets	$2,283,884	$2,544,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$75,000	$-
Notes payable	41,815	12,182
Accounts payable and accrued expenses (Includes related party of $11,000 and $0, respectively)	1,031,426	1,042,051
Deferred revenue	52,034	306,239
Total current liabilities	1,200,275	1,360,472

Stockholders' equity:
Common stock, $.0025 par value; authorized 50,000,000 shares; issued and outstanding: 16,485,257 and 15,624,017 shares, respectively	41,213	39,060
Additional paid-in capital	20,149,312	20,031,599
Accumulated deficit	(19,106,916)	(18,887,040)

	1,083,609	1,183,619

Total liabilities and stockholders' equity	$2,283,884	$2,544,091

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues:
Net product sales	$1,999,489	$2,376,291	$6,204,060	$6,796,964

Cost of goods sold	1,123,711	1,170,550	3,369,381	3,564,018

Gross profit	875,778	1,205,741	2,834,679	3,232,946

Operating expenses:
Sales and marketing	324,056	569,705	908,403	1,340,717
General and administrative (Includes related party consulting of $22,000 for the periods ended September 30, 2010)	637,654	808,973	2,146,247	2,460,474

	961,710	1,378,678	3,054,650	3,801,191

Loss before other (expense) income and provision for income taxes	(85,932)	(172,937)	(219,971)	(568,245)

Other (expense) income:
Other income	-	-	4,000	4,000
Interest income	286	343	791	3,445
Interest expense	(1,725)	(1,501)	(4,696)	(3,758)
	(1,439)	(1,158)	95	3,687

Loss before provision for income taxes	(87,371)	(174,095)	(219,876)	(564,558)

Provision for income taxes	-	-	-	2,080

Net loss	$(87,371)	$(174,095)	$(219,876)	$(566,638)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted average common shares - basic and diluted	16,366,561	15,296,300	16,032,559	14,815,232

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net loss	$(219,876)	$(566,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	84,361	141,659
Bad debts	9,144	9,000
Equity instrument-based expense	111,276	232,615
Changes in assets and liabilities:
Accounts receivable	210	(1,081,013)
Inventories	29,931	(192,549)
Prepaid expenses	(9,319)	(5,281)
Tax loss receivable	303,931	-
Deposits	-	12,000
Accounts payable and accrued expenses (Includes related party of $11,000 and $0 respectively)	(2,035)	975,275
Deferred revenue	(254,205)	(24,732)
Net cash provided by (used in) operating activities	53,418	(499,664)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	25,000	125,000
Purchase of property and equipment	(36,649)	(182,386)
Net cash used in investing activities	(11,649)	(57,386)

Cash flows from financing activities:
Net borrowings on line of credit	75,000	-
Issuance of notes payable	70,293	59,751
Repayments of notes payable	(40,660)	(83,970)
Common stock issued	-	150,000
Net cash provided by financing activities	104,633	125,781

Net increase (decrease) in cash and cash equivalents	146,402	(431,269)

Cash and cash equivalents, beginning balance	281,159	888,993

Cash and cash equivalents, ending balance	$427,561	$457,724

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,696	$3,758

Cash paid for income taxes	$17,157	$2,080

Non-cash operating activity:
Issuance of common stock as payment for consulting services	$8,590	$-

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of revenue recognition, as it relates to customer returns, inventory obsolescence, allowance for doubtful accounts, valuation allowances for deferred tax assets, and valuation of share-based payments issued under Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation”.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and has an accumulated deficit of $19,106,916 as of September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response to this, the Company has made changes to its operating structure by planning to reduce its fixed overhead by streamlining its management team, reallocating its sales budget by investing in three dedicated Regional Sales Managers to give greater and more effective coverage of key retailers, implementing new manufacturing and inventory procedures to maximize cash flow, increasing marketing investment against core business without increasing total sales and marketing expenses by eliminating non-productive line items and reallocating them into the 2011 marketing strategy, and reinstituting an aggressive research program that will lead to the introduction of two breakthrough products in 2011. The results of the above are not expected to be recognized until sometime in 2011.

2. Revenue Recognition

Sales are recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectability is reasonably assured.  Sales are recorded net of incentives paid to customers.

The Company has a sales agreement with GNC, a significant customer of the Company, whereby unsold product is subject to return provisions.  In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605,”Revenue Recognition” (“ASC 605”). Certain of the products shipped are under a “pay on scan” model and revenue is deferred by the Company until such time as the customer sells through such products to the end consumer.  The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheets as of September 30, 2010 and December 31, 2009 amounted to $52,034 and $306,239, respectively.

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

Accordingly, the Company has classified such investments as other short-term investments. During the nine months ended September 30, 2010, the Company redeemed $25,000 of these investments.

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

4. Inventories

Inventories consisted of the following:

	September 30,
	2010	December 31,
	(Unaudited)	2009
Raw materials	$2,022	$-
Work-in-process	-	-
Packaging supplies	79,475	80,611
Finished goods	669,239	645,095
Finished goods on consignment	25,545	80,506
	$776,281	$806,212

Included above are reserves against finished goods of $51,893 and $387,971, respectively, at September 30, 2010 and December 31, 2009.

5. Property and Equipment

Property and equipment consist of the following:

	September 30,
	2010	December 31,
	(Unaudited)	2009
Furniture and equipment	$839,187	$815,724
Molds and dies	231,732	218,546
	1,070,919	1,034,270

Less accumulated depreciation	1,007,727	923,366
	$63,192	$110,904

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,
	2010	December 31,
	(Unaudited)	2009
Trade payables	$857,245	$826,236
Accrued expenses	130,155	180,086
Commissions payable	25,078	23,265
Deferred rent	18,948	12,464
	$1,031,426	$1,042,051

7. Stock-Based Compensation

The Company accounts for equity instrument issuances (including common stock, options, and warrants) in accordance with ASC 718. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee services in share-based payment transactions and issuances of stock options to employees. The Company recorded charges of $30,971 and $111,276, respectively, in the three and nine month periods ended September 30, 2010, representing the effect on loss from continuing operations, loss before income taxes and net loss. The Company recorded charges of $93,819 and $232,615, respectively, in the three and nine month periods ended September 30, 2009, representing the effect on loss from continuing operations, loss before income taxes and net loss.

Employee Compensation

The Company recorded charges of $7,355 and $22,281, respectively, in the three and nine month periods ended September 30, 2010 for previously issued equity instruments to employees. The Company recorded charges of $38,541 and $117,973, respectively, in the three and nine month periods ended September 30, 2009 for previously issued equity instruments to employees.

The Company granted 500,000 stock options to employees during the three months ended September 30, 2010 with an exercise price of $0.145 per share. Of these options, 166,664 of these options vest in the third quarter of 2011; 166,667 of these options vest in the third quarter of 2012; and 166,669 of these options vest in the third quarter of 2013. The Company granted 750,000 stock options to employees during the nine months ended September 30, 2010 with exercise prices ranging from $0.122 per share to $0.145 per share. Of these options, 83,333 vest in the first quarter of 2011; 166,664 of these options vest in the third quarter of 2011; 83,333 of these options vest in the first quarter of 2012; 166,667 of these options vest in the third quarter of 2012; 83,334 of these options vest in the first quarter of 2013; and 166,669 of these options vest in the third quarter of 2013. These options were determined to have a total fair value of approximately $80,750. Compensation expense recognized during the three and nine months ended September 30, 2010 for these options amounted to $3,507 and $6,667 respectively.  The Company did not grant any options to employees in the three months ended September 30, 2009. The Company granted 200,000 stock options to a former Chief Executive Officer/President during the nine months ended September 30, 2009 with an exercise price of $0.28 per share. Of these options, 50,000 vest in the second quarter of 2010, 50,000 of these options vest in the second quarter of 2011, 50,000 of these options vest in the second quarter of 2012, and 50,000 of these options vest in the second quarter of 2013. These options were determined to have a total fair value of approximately $43,000. Compensation expense recognized during the three and nine months ended September 30, 2009 for these options amounted to $2,688. These options were subsequently canceled as part of a former CEO’s Separation Agreement on January 27, 2010.

The Company recognized $18,000 and $72,000, respectively, for the three and nine month periods ended September 30, 2010 as a component of employee compensation for common shares issued as payment of directors’ fees. The Company recognized $24,000 and $78,000, respectively, for the three and nine month periods ended September 30, 2009 as a component of employee compensation for common shares issued as payment of directors’ fees. The Company recognized $0 and $3,363, respectively, for the three and nine month periods ended September 30, 2010 as a component of employee compensation for common shares issuable as payment to a director of the Company for advisory services. The Company did not recognize any expense as a component of employee compensation for common shares issuable as payment to a director of the Company for advisory services for the three and nine month periods ended September 30, 2009.

Non-Employee Compensation

The Company granted no stock options to consultants during the three and nine month periods ended September 30, 2010 and 2009.

The Company recorded charges of $2,051 and $6,791, respectively, in the three and nine month periods ended September 30, 2010 for previously issued warrants to non-employee athlete endorsers.  The Company did not record any charges in the three and nine month periods ended September 30, 2009 for previously issued warrants to non-employee athlete endorsers.

The Company did not grant any warrants to non-employee athlete endorsers during the three months ended September 30, 2010.  The Company granted 10,000 warrants to non-employee athlete endorsers during the nine months ended September 30, 2010 with an exercise price of $0.12 per share. Of these warrants, 5,000 warrants vest in the fourth quarter of 2010 and 5,000 of these warrants vest in the fourth quarter of 2011. These warrants were determined to have a total fair value of $460. Compensation expense recognized during the three and nine months ended September 30, 2010 for these warrants amounted to $58 and $174, respectively. These amounts were charged to operations and added to additional paid-in capital in accordance with ASC 718. The Company did not grant any warrants to non-employee athlete endorsers during the three months ended September 30, 2009.  The Company granted 402,500 warrants to non-employee athlete endorsers during the nine months ended September 30, 2009 with an exercise price of $0.14 per share. Of these warrants, 109,167 warrants vest in the fourth quarter of 2009; 4,167 warrants vest in the first quarter of 2010; 109,167 of these warrants vest in the fourth quarter of 2010; 4,167 warrants vest in the first quarter of 2011; 109,166 of these warrants vest in the fourth quarter of 2011; 4,166 warrants vest in the first quarter of 2012; and 62,500 of these warrants vest in the fourth quarter of 2012. These warrants were determined to have a total fair value of $38,713. Compensation expense recognized during the three and nine months ended September 30, 2009 for these warrants amounted to $2,689 and $8,053 respectively. These amounts were charged to operations and added to additional paid-in capital in accordance with ASC 718.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Employee compensation	$28,862	$65,229	$104,311	$198,661
Consultant compensation	2,109	28,590	6,965	33,954
	$30,971	$93,819	$111,276	$232,615

A summary of employee options activity under the plans as of September 30, 2010 and changes during the nine-month period then ended is presented below:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2010	2,438,500	$0.64
Granted during the period	750,000	0.14
Exercised during the period	-	-
Forfeited during the period	(1,000,000)	0.56
Outstanding, September 30, 2010	2,188,500	$0.51	2.64	$9,500
Exercisable, September 30, 2010	1,213,500	$0.79	1.32	$-0-

The market value of the Company’s common stock as of September 30, 2010 was $0.15 per share.

A summary of the non-vested stock options for employees during the nine months ended September 30, 2010 is as follows:

		Weighted
		Average
		Exercise Price
Non-vested Options	Shares	Per Share Outstanding
Non-vested, January 1, 2010	1,129,583	$0.46
Granted during the period	750,000	0.14
Vested during the period	(362,917)	0.50
Forfeited during the period	(541,666)	0.52
Non-vested, September 30, 2010	975,000	$0.16

As of September 30, 2010, the total fair value of non-vested awards amounted to $114,283. The weighted average remaining period over which such options are expected to be recognized is 2.87 years.

A summary of warrant activity as of September 30, 2010 and changes during the nine-month period then ended is presented below:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Warrants	Shares	Price	Value
Balance, January 1, 2010	402,500	$0.14
Granted during the period	10,000	0.12
Canceled during the period	(90,000)	0.14
Outstanding, September 30, 2010	322,500	$0.14	$3,425
Exercisable, September 30, 2010	83,332	$0.14	$833

A summary of the non-vested warrants during the nine months ended September 30, 2010 is as follows:

		Weighted
		Average
		Exercise Price
Non-vested Warrants	Shares	Per Share Outstanding
Non-vested, January 1, 2010	289,343	$0.14
Granted during the period	10,000	0.12
Vested during the period	(175)	0.14
Canceled during the period	(60,000)	0.14
Non-vested, September 30, 2010	239,168	$0.14

As of September 30, 2010, the total fair value of non-vested awards amounted to $17,000. The weighted average remaining period over which such options are expected to be recognized is 2.10 years.

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

On September 30, 2010, the Company issued 120,000 shares of its common stock valued at $18,000 as payment of directors’ fees for the third quarter of 2010.

9. Income Taxes

The Company has approximately $16,611,000 in Federal and $3,243,000 in state net operating loss carryovers available as of September 30, 2010 that can be used to offset future taxable income in calendar years 2010 through 2030. The net operating loss carryovers begin to expire in the year 2016 through the year 2030. As of September 30, 2010, the Company has fully reserved for these net operating loss carryovers.

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

The Company has recorded a liability related to uncertain tax positions in the amount of approximately $23,000 and $40,000, respectively, at September 30, 2010 and December 31, 2009 relating to certain states in which the Company is required to file state tax returns as they have effectively established nexus in these states. These amounts have been recorded as a component of accounts payable and accrued expenses on the balance sheet.

The Company’s 2007, 2008 and 2009 Federal and state income tax returns are open for examination.

10. Concentrations

The Company’s two largest customers accounted for approximately 24% and 10%, respectively, of net sales for the three months ended September 30, 2010 and the Company’s two largest customers accounted for approximately 23% and 18%, respectively, of net sales for the three months ended September 30, 2009.  The Company’s three largest customers accounted for approximately 19%,15% and 10%, respectively, of net sales for the nine months ended September 30, 2010 and the Company’s two largest customers accounted for approximately 20% and 16%, respectively, of net sales for the nine months ended September 30, 2009. At September 30, 2010, amounts due from these three customers represented approximately 27%, 5%, and 2%, respectively, of net accounts receivable. At December 31, 2009, amounts due from these three customers represented approximately 52%, 6%, and 1%, respectively, of net accounts receivable. No other customers exceeded 10% of respective captions noted above.

Two of the Company’s suppliers accounted for approximately 76% and 18%, respectively, of total inventory purchases for the three months ended September 30, 2010 and two of the Company’s suppliers accounted for approximately 56% and 25%, respectively, of total inventory purchases for the three months ended September 30, 2009. Two of the Company’s suppliers accounted for approximately 76% and 17%, respectively, of total inventory purchases for the nine months ended September 30, 2010 and two of the Company’s suppliers accounted for approximately 64% and 15%, respectively, of total inventory purchases for the nine months ended September 30, 2009.  At September 30, 2010, amounts due to these two vendors represented approximately 59% and 4%, respectively, of accounts payable and accrued expenses.  At December 31, 2009, amounts due to these two vendors represented approximately 42% and 0%, respectively, of accounts payable and accrued expenses. No other vendors exceeded 10% of respective captions noted above.

11. Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of September 30, 2010) with a floor of 5.00%. This line is collateralized by the short-term investments that are deemed auction rate securities. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities.  The Company renewed this one-year revolving line of credit that now matures in May 2011 in the amount of $87,500. On February 22, 2010, the Company drew down $87,500, the maximum amount allowed under this line of credit at that time. The Company paid back $12,500 of this line in May 2010.

12. Deferred Rent

In September 2009, the Company entered into a lease extension for its current office space that was set to expire in June 2012. The terms of the lease extension call for the term to begin September 2009 and conclude in June 2015. Monthly payments commence at $9,583 and increase to $11,250 by the last year with the first month of rent free. The Company records monthly rent expense on a straight line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent” which is included as a component of accounts payable and accrued expenses in the accompanying balance sheet. As of September 30, 2010, this amounted to $18,948.

13. CEO Separation Agreements

The Company entered into a Separation and Release Agreement with the former CEO on January 27, 2010.  Under the terms of the agreement, the former CEO had agreed to provide consulting services for a period of 90 days following the date of the agreement for which he was entitled to $5,673 per week. During the one-year period commencing on January 11, 2010, the former CEO is entitled to the sum of $295,000, less the sum of consulting fees paid during such period and less any income, wages and/or salary received by him during such period in respect of full-time or substantially full-time employment.  The Company also agreed to pay the former CEO $50,000 for relocation costs under certain circumstances, the cost of life insurance premiums during the period in which he provides consulting services, and the cost of health insurance coverage for a period of six months. In the three and nine months ended September 30, 2010, the Company recognized $88,750 and $261,868, respectively, of expense under this Agreement.

The Company entered into a Separation Agreement with a former CEO effective August 1, 2008. The terms of the agreement consisted of twelve equal monthly payments that aggregate $295,000 and include a non-compete clause.  In the three and nine months ended September 30, 2009, the Company recognized $24,583 and $172,081, respectively, of expense under this Agreement.

14. Consulting Agreement

On July 27, 2010, the Company entered into a consulting agreement with Signal Nutrition LLC (“Signal”), a company controlled by a director of the Company.  Under terms of the Agreement, Signal will work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The Agreement has an initial term of six months, with options by either party to renew for an additional six months, subject, however, to the right of either party to terminate on 15 days notice. The Company will pay Signal a fee of $11,000 per month, commencing September 1, 2010, during the term of the Agreement. Expense for the three and nine months ended September 30, 2010 is $22,000. Included in accounts payable and accrued expenses as of September 30, 2010 is $11,000 relating to this agreement.

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

(b) Results of Operations – Three and Nine Months Ended September 30, 2010 and 2009

Revenues for the three-month period ended September 30, 2010 decreased by $376,802, or approximately 16%, to $1,999,489 from $2,376,291 for the same period in 2009. Revenues for the nine-month period ended September 30, 2010 decreased by $592,904, or approximately 9%, to $6,204,060 from $6,796,964 for the same period in 2009. The decrease in revenues in the three- and nine- month periods ended September 30, 2010 as compared to the same periods in 2009 is the result of a reduction in promotional sales-through to one of our major customers and a change in 2009 in the way we reported certain product sales to another  major customer. A major customer’s gross sales were down $404,000 and $220,000, respectively, for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009.  One of the key changes we will be implementing in 2011 is an increase in consumer messaging and new product support to drive consumer awareness versus a heavy reliance on trade promotion to drive revenue. Also, in 2009, we changed the way we reported certain product sales to another major customer. Effective April 1, 2009, we commenced recognizing revenue for certain products not under a pay on scan (consignment) model upon shipment as we determined that we have met the criteria established in ASC 605, specifically as it relates to the ability to estimate future returns. This change in estimate for these product shipments was based primarily on our determination that we could, based upon historical secular analysis, estimate our returns of such product shipments with such historical data covering a five-year period. This resulted in additional revenues in the three and nine month periods ended September 30, 2009 of approximately $279,000.

For the three months ended September 30, 2010, gross profit margin on product sales was 43.8% compared to 50.7% for the three months ended September 30, 2009. For the nine months ended September 30, 2010, gross profit margin on product sales was 45.7% compared to 47.6% for the nine months ended September 30, 2009. The lower gross profit margins in the three and nine month periods ended September 30, 2010 compared to the same periods in 2009 are due primarily to promotional allowances given to major accounts  in order to facilitate sales of our products.

Sales and marketing (“S & M”) expenses decreased $245,649, or approximately 43%, to $324,056 for the three-month period ended September 30, 2010 from $569,705 for the three-month period ended September 30, 2009. S & M expenses decreased as a percentage of product sales to approximately 16% in the three-month period ended September 30, 2010 compared to approximately 24% in the three-month period ended September 30, 2009. S & M expenses decreased $432,314, or approximately 32%, to $908,403 for the nine-month period ended September 30, 2010 from $1,340,717 for the nine-month period ended September 30, 2009. S & M expenses decreased as a percentage of product sales to approximately 15% in the nine-month period ended September 30, 2010 compared to approximately 20% in the nine-month period ended September 30, 2009. The decrease in S & M expenses is due to the 2009 public relations and marketing campaign (including sample expense) associated with the launch of FORZE GPS as well as initial costs incurred for rolling out a national sales representation organization. We have assessed our return on investment in the third party outside sales group as well and decided to replace them with three PHLI-employed dedicated Regional Sales Managers.  These new regional managers will be spending 100% of their time supporting our new consumer efforts across triathlon, bicycle, and running stores in the U.S.

General and administrative (“G & A”) expenses decreased $171,319, or approximately 21%, to $637,654 for the three-month period ended September 30, 2010 from $808,973 for the three-month period ended September 30, 2009. G & A expenses decreased $314,227, or approximately 13%, to $2,146,247 for the nine-month period ended September 30, 2010 from $2,460,474 for the nine-month period ended September 30, 2009. The decrease for the three and nine month periods is due primarily to lower CEO severance payments (see below), investor relations, travel and entertainment, and options expenses. Included in G & A in the three and nine month periods ended September 30, 2010 is approximately $89,000 and $262,000, respectively, paid to a former CEO for transition expenses and in the form of a non-compete clause pursuant to his Separation Agreement. These payments will continue under the terms of the Separation Agreement until January 27, 2011. Included in G & A in the three and nine month periods ended September 30, 2009 is approximately $25,000 and $172,000, respectively, paid to a former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments ended under the terms of the Separation Agreement effective as of July 31, 2009.

We recorded a net loss of ($87,371), or ($0.01) per share (basic and diluted), for the quarter ended September 30, 2010 compared to a net loss of ($174,095), or ($0.01) per share (basic and diluted), for the quarter ended September 30, 2009. We recorded a net loss of ($219,876), or ($0.01) per share (basic and diluted), for the nine months ended September 30, 2010 compared to a net loss of ($566,638), or ($0.04) per share (basic and diluted), for the nine months ended September 30, 2009. The lower net loss in the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009 is due primarily to decreases in S & M and G & A expenses as detailed above.

(c) Liquidity and Capital Resources

At September 30, 2010, our current assets exceeded our current liabilities by approximately $1,010,000 with a ratio of current assets to current liabilities of approximately 1.8 to 1. At September 30, 2010, cash on hand was $427,561, an increase of $146,402 from December 31, 2009, primarily as the result of a decrease in accounts receivable (net of reserves) of $210, a decrease in inventory of $29,931 (net of reserves), an increase in prepaid expenses of $9,319, a decrease in tax loss receivable of $303,931, net borrowings under a line of credit of $75,000, issuances of notes payable of $70,293, repayments of notes payable of $40,660, a decrease in accounts payable and accrued expenses of $2,035, and a decrease in deferred revenue of $254,205 from December 31, 2009. Inventories decreased due to better inventory management. Tax loss receivable decreased as we received the net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey (see below). Accounts payable and accrued expenses decreased primarily due to aggressive inventory control. The line of credit increased as we drew down the maximum amount allowed under our auction rate securities line of credit (see below) and subsequently repaid a portion of this line. Deferred revenue decreased primarily as a result of a major customer discontinuing selling a number of products previously recorded as deferred revenue. Inventory associated with this deferred revenue previously recorded as consignment inventory has been returned to us in salable condition and recorded as finished goods.

On February 8, 2010, we received $303,931 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2009 NJEDA Technology Business Tax Certificate Transfer Program. We used these proceeds for working capital purposes.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $53,418 compared to net cash used in operating activities for the same period in 2009 of $499,664. The net cash provided by operations for the nine months ended September 30, 2010 as compared to the net cash used in operations in the same period in 2009 is due to a slight decrease in accounts receivable in 2010 as compared to an increase in accounts receivable in 2009, the receipt of the net proceeds from the tax loss sale in 2010 (see above) and a slight decrease in accounts payable and accrued expenses in 2010 compared to an increase in accounts payable and accrued expenses in 2009.  Accounts receivable decreased slightly in 2010 compared to an increase in 2009 due to less days sales outstanding in 2010 as we offered payment discounts to our major customers in 2010. Accounts payable and accrued expenses decreased slightly in 2010 compared to an increase in 2009 as we better managed inventory levels in 2010 as well as used the proceeds from the tax loss sale to increase payments to our vendors. Historically, we have funded inventory purchases through trade credit and we expect that to continue.

As of September 30, 2010, we had $150,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During the first nine months of 2010, we were able to redeem $25,000 of these investments. We have obtained a revolving line of credit with a financial institution with a maturity of May 2011 that will accept these securities as collateral. The maximum amount that we may borrow is limited to 50% of the value of these auction rate securities. On February 22, 2010, we drew down the $87,500 maximum amount allowed under this line of credit and on May 20, 2010 we paid down $12,500 on this line from the proceeds of the redeemed securities.

In September 2009, we entered into a lease extension for our current office space that was set to expire in June 2012. The terms of the lease extension call for the term to begin September 2009 and conclude in June 2015. Monthly payments commence at $9,583 and increase to $11,250 by the last year with the first month of rent free. We record monthly rent expense on a straight line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included as a component of accounts payable and accrued expenses in the accompanying balance sheet. As of September 30, 2010, this amounted to $18,948.

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

(e)           Going Concern

We have incurred significant operating losses and have an accumulated deficit of $19,106,916 as of September 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern. In response to this, we have made changes to our operating structure by planning to reduce our fixed overhead by streamlining our management team, reallocating our sales budget by investing in three dedicated Regional Sales Managers to give greater and more effective coverage of key retailers, implementing new manufacturing and inventory procedures to maximize cash flow, increasing marketing investment against core business without increasing total sales and marketing expenses by eliminating non-productive line items and reallocating them into the 2011 marketing strategy, and reinstituting an aggressive research program that will lead to the introduction of two breakthrough products in 2011. The results of the above are not expected to be recognized until sometime in 2011.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by this item.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2010, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 29, 2010