Form 10-K
period 2010-12-31
PACIFICHEALTH LABORATORIES INC
filed 2011-03-08
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

100 Matawan Road, Suite 150
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).  ☐ Yes    ☒ No

The issuer’s revenues for its most recent fiscal year were $7,200,960.

At June 30, 2010, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $1,006,148.

As of March 4, 2011, the issuer had 16,485,257 shares of common stock outstanding.

PACIFICHEALTH LABORATORIES, INC.
FORM 10-K
Fiscal Year Ended December 31, 2010

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

· ENDUROX® EXCEL® – Introduced in March 1997

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

In the first quarter of 2009, we launched FORZE GPS™ in our sports specialty channel. FORZE GPS was the first appetite management nutrition tool designed specifically for athletes. We were not successful in 2009 in achieving adequate sales for this product line and have therefore decided not to continue to market this product in 2010. As a result, we recorded a reserve for our FORZE GPS inventory as of December 31, 2009 and wrote-off certain marketing assets associated with FORZE GPS as detailed above in section 1(b), Business of the Issuer.

All of our existing and proposed products are expected to be manufactured in the United States or Canada by third parties.  See item 1(b)(i) below.

1(b)(i)	Principal Products and Markets

(a)	ENDUROX R4 Recovery Drink

We launched ENDUROX R4 Recovery Drink in February 1999.  Clinical trials funded by us during 1998 at the University of North Texas Health Science Center in Fort Worth, Texas and the Human Performance Lab at St. Cloud University in St. Cloud, Minnesota showed that when tested against the nation’s leading sports drink, ENDUROX R4 delivered equal hydration effectiveness while enhancing performance and extending endurance by 55%, decreasing post-exercise muscle stress by 36%, reducing free radical build-up by 69%, and increasing the replenishment of muscle glycogen following exercise. These results have been published in a peer-reviewed journal. In April 2000, we were issued United States Patent No. 6,051,236 for ENDUROX R4.  Patent office acceptance of specific claims does not necessarily permit us to make any specific claims to the public regarding this product.  Our ability to make those claims is governed by the Food and Drug Administration (“FDA”), Federal Trade Commission, and other federal government agency regulations and guidelines.

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

In the years ended December 31, 2010 and 2009, our expenditures for product advertising and promotion were approximately $213,000 and $309,000, respectively.

1(b)(iii)	Status of Publicly Announced New Products

The status of all products that have been the subject of or mentioned in public announcements by us in the past year are discussed above under the caption “1(b)(i) - Principal Products and Markets”.

1(b)(iv)	Competition

In the sports performance market we only manufacture and distribute powder versions of ACCELERADE and ENDUROX R4 as well as ACCEL GEL.  Our primary marketing focus will be the serious endurance athlete (cyclist, runner, triathlete and swimmer), as well as team sports.  There are a number of companies that currently market products that compete with ACCELERADE and ENDUROX R4.  The major companies include Hammer Nutrition, Cytosport, PowerBar, EAS, and Clif Bar. Increased competitive activity from such companies could make it more difficult for us to establish market share since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than we do.

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

GNC, Performance Inc., and The Vitamin Shoppe accounted for approximately 18%, 12%, and 10%, respectively, of net sales in 2010 and 37%, 7%, and 13%, respectively, of net accounts receivable at December 31, 2010. Deferred revenue for consigned inventory at GNC was $60,836 as of December 31, 2010. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

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

The patent holder for all patents is our former CEO, Dr. Robert Portman.  Our policy is to have all patents assigned to us upon filing. Patent Nos. 6,051,236 and 6,989,171 above have been assigned to Mott’s. To the extent we do not have patents on our products, there can be no assurance that another company will not replicate one or more of our products nor is there any assurance that existing or future patents will provide meaningful protection or significant competitive advantages over competing products. For example, our use patent on ciwujia would not prevent the sale of a product containing that herb with a claim or for a use that was not covered by our patent. The expense to enforce any patent against an infringer could be prohibitive.

We also obtained federal trademark registrations for ENDUROX EXCEL, ENDUROX R4, ACCELERADE, ACCEL GEL, FORZE GPS among others. We have filed our trademarks in most Western European countries, Canada, Mexico and Japan. Our policy is to pursue registrations for all of the trademarks associated with our key products, and to protect our legal rights concerning the use of our trademarks. We rely on common law trademark rights to protect our unregistered trademarks.

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

Our research and development (“R & D”) expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were approximately as follows: 2010 - $4,000; 2009 - $0. R & D expenses are expected to increase in 2011 as we go back to being science-driven and launch new products.

1(b)(xi)	Compliance with Environmental Laws

Except as described above under Item 1(b)(viii) and (ix), we are not aware of any administrative or other costs that we may incur which are directly related to compliance with environmental laws, and we have not experienced any other significant effect from the impact of environmental laws.

1(b)(xii)	Employees

At the present time, we have nine (9) full time employees and one (1) part time employee. Of these, two employees are executive, six are in sales and marketing, and two are in accounting, operations and administration. We may employ a number of consultants who devote limited portions of their time to our business. None of our employees are represented by a union and we believe that our employee relations are good.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we have elected scaled disclosure reporting and therefore are not required to provide information required by this Item1A.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have an amended lease agreement for office space in Matawan, NJ for the rental of 3,200 square feet expiring December 2013. Rent, including utilities, will be $78,000 annually.

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

The following table sets forth the high and low sales prices of our common stock since January 1, 2009, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

Year ended December 31, 2010	High	Low

First Quarter	$0.14	$0.08
Second Quarter	$0.15	$0.07
Third Quarter	$0.20	$0.06
Fourth Quarter	$0.22	$0.13

Year ended December 31, 2009	High	Low

First Quarter	$0.23	$0.11
Second Quarter	$0.44	$0.13
Third Quarter	$0.41	$0.22
Fourth Quarter	$0.28	$0.11

On March 4, 2011, the closing price of our common stock as reported by the OTC Bulletin Board was $0.28 per share.

5(b)	Holders

As of March 4, 2011, there were 96 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our stock as many beneficial holders have their stock in “street name”.

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

We did not repurchase any shares of our common stock in the fourth quarter of 2010.

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

In April 2000, we introduced our first product for weight loss that was based upon a novel mode of action – the stimulation of one of the body’s principal satiety peptides, cholecystokinin (CCK).  This technology was launched under the brand name SATIETROL.  In June 2001, we licensed this product to GlaxoSmithKline and discontinued promotion of our brand.  In September 2002, the license was returned to us and we initiated a program to improve both the efficacy and form versatility of the technology.  We introduced a new ready-to-drink beverage based on this enhanced technology under the brand name SATIATRIM exclusively on-line in January 2007.  We officially launched SATIATRIM in June 2007. We did not generate significant sales from this product line, and we discontinued this product in September 2008.  We launched FORZE GPS based on the same technology in early 2009, but also did not generate significant sales from this product line. We decided not to invest marketing support for this product in 2010.

7(b)	Results of Operations - Years Ended December 31, 2010 and 2009

Revenues decreased 10% for the year ended December 31, 2010 to $7,200,960 from $7,995,194 for the year ended December 31, 2009. The decrease in revenues in 2010 as compared to 2009 is the result of a reduction in promotional sales-through to one of our major customers and a change in 2009 in the way we reported certain product sales to another major customer. A major customer’s gross sales were down approximately $233,000 for 2010 as compared to 2009.  One of the key changes we will be implementing in 2011 is an increase in consumer messaging and new product support to drive consumer awareness versus a heavy reliance on trade promotion to drive revenue. Also, in 2009, we changed the way we reported certain product sales to another major customer. Effective April 1, 2009, we commenced recognizing revenue for certain products not under a pay on scan (consignment) model upon shipment as we determined that we have met the criteria established in ASC 605, specifically as it relates to the ability to estimate future returns. This change in estimate for these product shipments was based primarily on our determination that we could, based upon historical secular analysis, estimate our returns of such product shipments with such historical data covering a five-year period. This resulted in additional revenues in 2009 of approximately $279,000.

For the year ended December 31, 2010, gross profit margin on product sales was 43.9% compared to 46.4% for the year ended December 31, 2009. The lower gross profit margin on product sales in 2010 as compared to 2009 is due primarily to promotional allowances given to major accounts in order to facilitate sales of our products.

During the quarter ended December 31, 2009, we reserved $477,140 of FORZE GPS inventory and $14,032 of other finished goods inventory. Our marketing efforts in 2009 did not result in sufficient sales of FORZE GPS to be able to project that this product line would be financially viable and the decision was made to cease marketing this product in 2010.

Sales and marketing (“S & M”) expenses decreased by 38% to $1,166,471 for the year ended December 31, 2010 from $1,880,102 for the year ended December 31, 2009. S & M expenses decreased as a percentage of product sales to approximately 16% in 2010 compared to approximately 24% in the 2009. The decrease in S & M expenses is due to the 2009 public relations and marketing campaign (including sample expense) associated with the launch of FORZE GPS as well as initial costs incurred for rolling out a national sales representation organization. We have assessed our return on investment in the third party outside sales group and decided to replace them with three dedicated Regional Sales Managers employed by us.  These new regional managers will be spending 100% of their time supporting our new consumer efforts across triathlon, bicycle, and running stores in the U.S.

General and administrative (“G & A”) expenses decreased 14% to $2,753,512 for the year ended December 31, 2010 from $3,200,680 for the year ended December 31, 2009. The decrease is due primarily to lower CEO severance payments (see below), investor relations, travel and entertainment, and options expenses. Included in G & A in 2010 is approximately $336,000 paid to a former CEO in consideration of a non-compete clause pursuant to his Separation Agreement and for transition expenses. These payments will continue under the terms of the Separation Agreement until January 27, 2011. Also included in 2010 is an additional $126,000 in severance costs paid to other former employees. Included in G & A in 2009 is $172,000 paid to a different former CEO in consideration of a non-compete clause pursuant to his Separation Agreement. These payments ended under the terms of the Separation Agreement effective as of July 31, 2009.

Research and development (“R & D”) expenses were $4,000 in the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009. We expect R & D expenses to increase as we invest  in the  latest science to produce products that address current athlete needs.

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

Interest expense was $6,122 for the year ended December 31, 2010 compared to $5,320 for the year ended December 31, 2009.

In 2009, we recorded a net benefit from income taxes of $261,851. On February 8, 2010, we received $303,931 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2009 NJEDA Technology Business Tax Certificate Transfer Program.

As a result of the foregoing, we recorded a net loss of $761,422, or ($0.05) per share basic and diluted, for the year ended December 31, 2010, compared to a net loss of $1,676,124, or ($0.11) per share basic and diluted, for the year ended December 31, 2009.

7(c)	Liquidity and Capital Resources

At December 31, 2010, our current assets exceeded our current liabilities by approximately $492,000 with a ratio of current assets to current liabilities of approximately 1.6 to 1. At December 31, 2010, cash on hand was $134,165, a decrease of $146,994 from December 31, 2009, primarily as the result of a decrease in other short-term investments of $25,000, a decrease in accounts receivable (net of reserves) of $346,566, a decrease in inventory of $209,895 (net of reserves), a decrease in prepaid expenses of $27,922, a decrease in tax loss receivable of $303,931, net borrowings under a line of credit of $75,000, issuances of notes payable of $70,293, repayments of notes payable of $61,805, a decrease in accounts payable and accrued expenses of $328,867, and a decrease in deferred revenue of $245,403 from December 31, 2009. Accounts receivable decreased due to lower sales in the 4th quarter of 2010 versus the same period in 2009 combined with offering payment discounts to our major customers in 2010. Inventories decreased due to better inventory management. Tax loss receivable decreased as we received the net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey (see below). Accounts payable and accrued expenses decreased primarily due to aggressive inventory control. The line of credit increased as we drew down the maximum amount allowed under our auction rate securities line of credit (see below) and subsequently repaid a portion of this line. Deferred revenue decreased primarily as a result of a major customer discontinuing selling a number of products previously recorded as deferred revenue. Inventory associated with this deferred revenue previously recorded as consignment inventory has been returned to us in salable condition and recorded as finished goods.

On February 8, 2010, we received $303,931 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2009 NJEDA Technology Business Tax Certificate Transfer Program. We used these proceeds for working capital purposes.

Net cash used in operating activities for 2010 was $214,263 compared to net cash used in operating activities for 2009 of $646,107. The net cash used in operations in 2010 as compared to the net cash used in operations  in 2009 is primarily due to a decrease in accounts receivable in 2010 as compared to an increase in accounts receivable in 2009, a much bigger decrease in inventory in 2010 as compared to 2009, the receipt of the net proceeds from the tax loss sale in 2010 (see above) offset by a decrease in accounts payable and accrued expenses in 2010 compared to an increase in accounts payable and accrued expenses in 2009.  Accounts receivable decreased in 2010 compared to an increase in 2009 due to lower sales in the 4th quarter of 2010 as compared to the same period in 2009 as well as less day’s sales outstanding in 2010 as we offered payment discounts to our major customers in 2010. Inventory decreased more in 2010 as compared to 2009 due to more aggressive inventory management. Accounts payable and accrued expenses decreased in 2010 compared to an increase in 2009 as we better managed inventory levels in 2010 as well as used the proceeds from the tax loss sale to increase payments to our vendors. Historically, we have funded inventory purchases through trade credit and we expect that to continue.

At December 31, 2010, we have $150,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During 2010, we were able to redeem $25,000 of these investments with no gain or loss. Redemptions of these securities are currently difficult to complete due to difficult credit market conditions. We have obtained a revolving line of credit with a financial institution with a maturity of May 2011 that will accept these securities as collateral. The maximum amount that we may borrow is limited to 50% of the value of these auction rate securities. On February 22, 2010, we drew down the $87,500 maximum amount allowed under this line of credit and on May 20, 2010 we paid down $12,500 on this line from the proceeds of the redeemed securities. On January 5, 2011, we redeemed $25,000 of these investments and paid down $12,500 on the line from the proceeds of the redeemed securities.

In 2010, capital expenditures amounted to $41,219 consisting mostly of office equipment. We have no material commitments for capital expenditures.

7(d)	Impact of Inflation

We expect to be able to pass inflationary increases for raw materials and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business. However, this expectation is based more on observations of our competitors' historic operations than our own experience.

7(e)	Seasonality

Sports nutrition products tend to be seasonal, especially in the colder climates. Lower sales are typically realized during the first and fourth quarters and higher sales are typically realized during the second and third quarters. We also plan our advertising and promotional campaigns for the ENDUROX R4, ACCELERADE, ACCEL GEL and new products around these seasonal demands. Weight loss products also have seasonality with greater sales seen in the first and second quarters as a result of consumers’ New Year’s resolutions and desire to “get into shape” for the summer. We believe that the impact of new product introductions and marketing promotions associated with the introduction of new products will have a far greater impact on our operations than industry and product seasonality.

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

Among such estimates made by management in the preparation of our financial statements are the determinations of the allowance for doubtful accounts, inventory valuation, revenue recognition as it relates to customer returns, and valuation allowance for deferred tax assets. The allowance for doubtful accounts is determined by assessing the realizability of accounts receivable by taking into consideration the value of past due accounts and collectability based on credit worthiness of such customers. Historically, we have not had to reserve significant amounts for doubtful accounts. We assess the realizability of inventories by reviewing all inventory to determine the value of items that are slow moving, any lack of marketability, and by analysis of the shelf life of products. Estimates are made for sales returns based on historical experience with actual returns. Certain of our products are subject to minimum sales thresholds by a significant retail customer. These sales thresholds are based on quantities sold-through at the retail level. We record revenue with respect to these products at the time the goods are sold-through to the end user as reported to us by the customer. We analyze retail sell-through data provided by the customer and our expectations of future customer sell-through trends. Based upon this information, we determine if any reserves for returns are necessary. We analyze the valuation allowance for deferred tax assets to determine any tax benefits that are not expected to be realized. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company has elected scaled disclosure reporting obligations and therefore is not required to provide the information requested by this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial information required in response to this Item of Form 10-K is set forth at pages F-1 through F-18 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the our management, including our President and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the evaluation, the President and CFO have concluded that, as of December 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in Internal Controls Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10(a)	Directors and Executive Officers
Our directors and executive officers as of the date of this Report are as follows:

Name	Position

Frederick Duffner 1	CEO, President and Director
Stephen P. Kuchen	Chief Financial Officer, Treasurer, and Secretary
Robert Portman, Ph.D.	Director
Michael Cahr	Director 2,3
Marc Particelli	Director 2,3

1 On January 27, 2010, Frederick Duffner, formerly the Senior Vice President of Sales, was promoted to President and was elected as a Director, following the mutual separation from employment with the Company of former CEO Jason Ash.  On August 30, 2010, Mr. Duffner was promoted to Chief Executive Officer as well.
2 Member of Audit Committee
3 Member of Compensation Committee

Former Directors Adam Mizell and David Portman resigned effective June 30, 2010.

MANAGEMENT AND DIRECTORS

FREDERICK DUFFNER, age 54, was named President and a Director in January 2010 and promoted to Chief Executive Officer on August 30, 2010.  Mr. Duffner served as our Senior Vice President of Sales since August 2008. Before joining PacificHealth, Mr. Duffner directed his own sales and marketing company, Duffner & Associates, servicing several clients including NutriSystem Inc. Prior to founding Duffner & Associates in 2004, Mr. Duffner was Senior Vice President of Customer Management at Atkins Nutritionals for 4 years, responsible for the expansion into the food, drug, and mass channels and growing their sales volume 10 times to over $500 million. Prior to Atkins, Mr. Duffner was responsible for total sales of the Revlon Beauty Business where he had spent 13 years.

STEPHEN P. KUCHEN, age 50, has served as Vice President of Finance, Chief Financial Officer, Treasurer and Secretary since June 2000. Mr. Kuchen also served as a Director from June 2000 until May 2008 and Chief Operating Officer from September 2004 until January 1, 2008. Mr. Kuchen initially joined us in February of 2000 as Controller. Prior to joining us, Mr. Kuchen was employed from 1996 to 1999 as the Controller of Able Laboratories, a public company located in South Plainfield, New Jersey that manufactured and sold generic pharmaceuticals. Prior to his employment by Able Laboratories, Mr. Kuchen was the Controller of Jerhel Plastics, a privately owned manufacturer of women's compact cases from 1993 to 1996. Mr. Kuchen is a graduate of Seton Hall University in South Orange, NJ, and is a Certified Management Accountant.

DR. ROBERT PORTMAN, age 66, currently serves as a Director. Since August 1, 2008, Dr. Portman has been Managing Principal of Signal Nutrition, a research and development company. He served as our Chief Executive Officer and Chief Scientific Officer from June 2005 through July 2008 and Chairman of the Board of Directors and Chief Scientific Officer since September 2004. He served as President from June 2005 through the end of calendar year 2007. From our inception to September 2004, Dr. Portman served as our President, Chief Executive Officer, and Chairman of the Board of Directors. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising with billings in excess of $100 million. Dr. Portman is coauthor of two books, Nutrient Timing and The Performance Zone. He has authored hundreds of articles on the role of nutrition in improving sports performance. He is a frequent guest on TV and radio and has been a keynote speaker at national coaches meetings on how nutritional intervention during and after exercise can improve athletic performance and speed muscle recovery. As the former Chief Scientific Officer of PacificHealth Laboratories, he obtained 12 patents for nutritional inventions to improve sports performance as well as to control appetite and help in the management of Type II diabetes.

MICHAEL CAHR, age 71, was appointed to the Board of Directors in April 2002. Since September 2004, Mr. Cahr has been a General Partner at Focus Equity Partners, a private equity investment and management firm that acquires middle market companies and assists them in reaching their performance potential.  Prior to Focus, he was President of Saxony Consultants, a company that provides financial and marketing expertise to organizations in the United States and abroad. From February 2000 to March 2002, Mr. Cahr served as President and Chief Executive Officer of Ikadega, Inc., a Northbrook, Illinois server technology company developing products and services for the healthcare, data storage and hospitality fields. Mr. Cahr was Chairman of Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical information from September 1997 through March 1999 and President, CEO and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology, healthcare services, biotech and medical services from October 1987 to June 1994.

MARC PARTICELLI, age 65, was appointed to the Board of Directors in February 2007. Since July 2006, Mr. Particelli has been Chairman of the Board of Coactive Marketing Group (NASDAQ: CMKG), an integrated marketing communications agency. Mr. Particelli served as interim President and Chief Executive Officer of Coactive from July 2006 through October 2006. From August 2005 until March 2006, Mr. Particelli was the Chief Executive Officer of TSM Corporation, a telecommunications company serving the Hispanic market. Mr. Particelli was Chairman of the Board, President and Chief Executive Officer of Modem Media, an interactive marketing services firm, from January 1991 until its acquisition by Digitas Inc. in October 2004. Earlier, Mr. Particelli was a partner at Oak Hill Capital Management, a private equity investment firm, and managing director at Odyssey Partners L.P., a hedge fund. Prior to entering the private equity business, Mr. Particelli spent 20 years with Booz Allen where he helped create the Marketing Industries Practice and led its expansion across Europe, Asia and South America. Mr. Particelli also currently serves as a director of and investor in, several private companies and as an advisor to several private equity firms.

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

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers of ours.

10(d)	Involvement in Certain Legal Proceedings

No events have occurred during the past five years that are required to be disclosed pursuant to Item 401(f) of Regulation S-K.

CORPORATE GOVERNANCE

10(e)	Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by the Company’s security holders during the year ended December 31, 2010.

10(f)	Audit Committee

The Board of Directors has established a separately designated, standing Audit Committee that performs the role described in section 3(a)(58)(A) of the Exchange Act.  During the fiscal year ended December 31, 2010, the Audit Committee consisted of Michael Cahr and Adam Mizel through June 30, 2010 when Mr. Mizel resigned from the Board. He was subsequently replaced on the Audit Committee by Marc Particelli. Messrs. Cahr, Mizel, and Particelli met the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act.

10(g)	Audit Committee Financial Expert

Michael Cahr, a member of the Audit Committee of our Board of Directors, is the Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-K.  Mr. Cahr is “independent” as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

10(h)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and any persons who own more than ten percent of our common stock, file with the Securities and Exchange Commission, or SEC, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors, executive officers and beneficial owners during the fiscal year ended December 31, 2010 were filed on a timely basis.

10(i)	Code of Ethics

Our Board of Directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

Our code of ethics is posted on our Internet website at www.pacifichealthlabs.com. We will provide our code of ethics in print without charge to any stockholder who makes a written request to:  Corporate Secretary, PacificHealth Laboratories, Inc., 100 Matawan Road, Suite 150, Matawan, NJ  07747.  Any waivers of the application and any amendments to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions must be made by our Board of Directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.pacifichealthlabs.com .

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

The table below sets forth information concerning compensation paid to executive officers Frederick Duffner, Jason Ash, Dr. Robert Portman and Stephen Kuchen in 2010 and 2009 as well as one other highly compensated non-executive employees.  As set forth below, our compensation program for our named executive officers and other highly compensated employees consists of base salary and discretionary option awards.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f) (1)	(g)	(h)	(i)		(j)

Frederick Duffner,	2010	$229,083	(2)	—	—	$20,727	—	—	$0	(3)	$249,810
Chief Executive	2009	$208,000		—	—	$10,552	—	—	$0	(3)	$218,552
Officer and President

Jason Ash,	2010	$12,292		—	—	—	—	—	$327,969	(4)	$340,261
Former President,	2009	$295,000	(5)	—	—	$84,725	—	—	$40,000	(5)	$419,725
Chief Executive Officer, and Director

Robert Portman,
Former Chief Executive Officer and President	2009	—		—	—	—	—	—	$172,081	(6)	$172,081

Stephen P. Kuchen,	2010	$158,100	(7)	—	—	$2,455	—	—	$0	(3)	$160,555
Chief Financial	2009	$158,100		—	—	$17,152	—	—	$0	(3)	$175,252
Officer, Treasurer,
and Secretary

Matt Spolar, Vice	2010	$16,483	(8)	—	—	—	—	—	$66,667	(8)	$83,150
President, Product	2009	$197,800		—	—	$28,468	—	—	$0	(3)	$226,268
Development and
Supply Chain

(1) The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2010 and 2009, in accordance with ASC 718-10-05, “Compensation - Stock Compensation” of awards of stock options and thus include amounts from awards granted in and prior to 2010. Assumptions used in the calculation of this amount are included in Note A[10] of our audited financial statements for the fiscal year ended December 31, 2010 included in Part II – Item 8,  Financial Statements of this Annual Report on Form 10-K and in Note A[10] of our audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2010.

(2) On January 27, 2010, Frederick Duffner, formerly the Senior Vice President of Sales, was promoted to President and appointed a Director, following the mutual separation from employment with the Company of former CEO Jason Ash. Mr. Duffner was subsequently also named Chief Executive Officer on August 31, 2010. Mr. Duffner’s salary is set at $230,000 for 2011.

(3) Perquisites and other personal benefits in the aggregate were less than $10,000.

(4) Under the terms of his separation agreement of January 27, 2010, Mr. Ash is to receive $295,000 in the form of consulting expense for three months and the balance in severance over nine months. As part of this severance agreement, Mr. Ash also received $50,000 for transition costs.

(5) Under the terms of his employment agreement in effect during 2009, Mr. Ash received an annual base salary of $295,000 and an all-inclusive relocation/travel/car stipend of $40,000.

(6) Under the terms of his Separation Agreement effective August 1, 2008, Dr. Portman received non-compete payments of $24,583 per month through July 31, 2009.

(7) Mr. Kuchen’s salary is set at $165,000 for 2011.

(8) On January 15, 2010, Matt Spolar was terminated without cause and, under the terms of his employment agreement, we will pay him an amount equal to four months of his base salary.

Employment Agreements

We do not have written or unwritten employment agreements with Mr. Duffner or Mr. Kuchen.  Their annual base salaries are determined by our Compensation Committee and are adjusted periodically.

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

We entered into an employment agreement on January 3, 2008, with Matt Spolar, Vice President, Product Development and Supply Chain, that provides for minimum annual compensation of $190,000. Mr. Spolar was terminated without cause on January 15, 2010, and, under the terms of his employment agreement, we paid him an amount equal to four months of his base salary.

Equity Awards in 2010

During 2010, our Compensation Committee recommended, and our full Board of Directors approved, stock option awards to our executive officers as follows:

Executive Officer	Number of Shares of Common Stock Underlying Options	Exercise Price	Grant Date
Frederick Duffner	250,000	$0.122	January 25, 2010
Frederick Duffner	250,000	$0.145	August 30, 2010
Stephen P. Kuchen	150,000	$0.184	December 7, 2010

The options listed above vested over a three-year period in equal, annual installments beginning on the first anniversary of the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table and its notes set forth information with respect to the value of all unexercised options previously awarded to each of the executive officers at the fiscal year end, December 31, 2010:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Frederick Duffner,	100,000	(1)	100,000	(1)	—	$0.28	07/14/2013	—	—	—	—
President, Chief
Executive Officer	0	(2)	250,000	(2)	—	$0.122	01/25/2015	—	—	—	—
and a Director
	0	(3)	250,000	(3)	—	$0.145	08/30/2015	—	—	—	—

Stephen P. Kuchen,	100,000	(4)	—		—	$0.60	02/10/2011	—	—	—	—
Chief Financial
Officer, Treasurer,	50,000	(5)	—		—	$1.13	12/31/2011	—	—	—	—
and Secretary
	25,000	(6)	25,000	(6)	—	$0.23	09/17/2013	—	—	—	—

	0	(7)	150,000	(7)	—	$0.184	12/07/2015	—	—	—	—

(1) These options vest in four equal annual installments beginning on July 14, 2009.

(2) These options vest in three equal annual installments beginning on January 25, 2011.

(3) These options vest in three equal annual installments beginning on August 30, 2011.

(4) These options vested in three equal annual installments beginning on February 10, 2007.

(5) These options vested in three equal annual installments beginning on December 13, 2007.

(6) These options vest in four equal annual installments beginning on September 17, 2009.

(7) These options vest in three equal annual installments beginning on December 7, 2011.

Post-Termination or Change-In-Control Payments

Under our arrangement with Mr. Kuchen, in the event of a sale, merger or change in control of the Company, Mr. Kuchen will receive one-half of his annual salary and all of his options would become immediately vested.  If Mr. Kuchen were terminated, Mr. Kuchen would receive one-half of his annual salary as severance.

DIRECTOR COMPENSATION

In 2010, we compensated our non-employee Directors with stock grants equal to $6,000 for each quarter of service through the third quarter of 2010. The number of shares granted was calculated by dividing the value of the grant by the closing price of our common stock on the Over-the-Counter Bulletin Board on the last date of the quarter being compensated. For the 4th quarter of 2010, we accrued $6,000 for each non-employee director which will be paid in cash in 2011. Additionally, on March 10, 2010, a stock grant equal to $3,363 was issued to Dr. Portman as payment for advisory services. For 2011, the non-employee Directors will continue to be paid $6,000 per quarter in cash at such times as our cash flow permits such payment to be made.

 Frederick Duffner, our Chief Executive Officer receives no compensation for his service as a Director because he is an employee of the Company. The compensation received by Mr. Duffner as an employee of the Company is shown in the Summary Compensation Table on page 21.

Director Compensation Table

The table below summarizes the compensation that we paid to non-employee Directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

David I. Portman	—	$6,000	—	—	—	—	$6,000

Michael Cahr	$6,000	$18,000	—	—	—	—	$24,000

Adam Mizel	—	$12,000	—	—	—	—	$12,000

Marc Particelli	$6,000	$18,000	—	—	—	—	$24,000

Robert Portman	$6,000	$21,363	—	—	—	—	$27,363

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 4, 2011, we had 16,485,257 shares of common stock outstanding. The following table sets forth information concerning the present ownership of our common stock by our directors, executive officers and each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock.

Name and Address (1)	Common Stock (2) Amount Beneficially Owned	Common Stock (2) Percentage of Class

Frederick Duffner (3) CEO, President and a Director	846,190	5.1%

Stephen P. Kuchen (4) Vice President, Chief Financial Officer, Secretary and Treasurer	88,196	*

Robert Portman (5) Director	2,431,854	14.5%

Michael Cahr (6) Director	694,253	4.2%

Marc Particelli (7) Director	525,807	3.2%

Executive Officers and Directors as a group (5 persons)	4,586,300	26.8%

*	Less than one percent

(1)	Except as otherwise indicated, the address of each person named in the above table is c/o PacificHealth Laboratories, Inc., 100 Matawan Road, Suite 150, Matawan, NJ 07747.

(2)
Common Stock includes shares issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors.

(3)	Includes 83,333 shares issuable upon the exercise of options granted under our 2010 Plan and 100,000 shares issuable upon the exercise of options not under any Incentive Stock plan (“NON-ISO”).

(4)	Includes 50,000 shares issuable upon the exercise of options granted under our 1995 Plan and 12,500 shares issuable upon the exercise of options granted not covered under any Plan (“NON-ISO”).

(5)
Includes 275,000 shares issuable upon the exercise of options not under any Incentive Stock plan (“NON-ISO”). Does not include 449,693 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her children, as to which Dr. Portman disclaims beneficial ownership.

(6)	Includes 40,000 shares issuable upon the exercise of options granted under our 1995 Plan and 20,000 shares issuable upon the exercise of options granted under our 2000 Plan.

(7)	Includes 40,000 shares issuable upon the exercise of options granted under our 2000 Plan.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of 2010 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,443,500	$0.37	455,000
Equity compensation plans not approved by security holders	925,000	$0.63	N/A
Total	2,368,500	$0.47	455,000

Each of our named executive officers holds some options to purchase shares of our common stock that have not been approved by our stockholders.  Specifically, Mr. Duffner holds options to purchase an aggregate of 200,000 shares of our common stock, and Mr. Kuchen holds options to purchase 50,000 shares of our common stock that have not been approved by our shareholders. The terms of the non-qualified options granted to Mr. Duffner and Mr. Kuchen are similar to those of our 2000 Incentive Stock Option Plan. The material terms of the 2000 Incentive Stock Option Plan are described in Note I to our audited financial statements for the fiscal year ended December 31, 2010 included in “Part II – Item 8, Financial Statements” of this Annual Report on Form 10-K.  For information about the vesting schedule and exercise prices of these options, see the footnotes in the above table captioned “Outstanding Equity Awards at Fiscal Year-End” and the description under “Equity Awards in 2010” under “Item 10, Executive Compensation” above.

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

(b)
On July 27, 2010, the Company entered into a consulting agreement with Signal Nutrition LLC (“Signal”), a company controlled by a director of the Company.  Under terms of the Agreement, Signal will work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The Agreement has an initial term of six months, with options by either party to renew for an additional six months, subject, however, to the right of either party to terminate on 15 days notice. The Company will pay Signal a fee of $11,000 per month, commencing September 1, 2010, during the term of the Agreement. Expense for 2010 is $55,000. Included in accounts payable and accrued expenses as of December 31, 2010 is $11,000 relating to this agreement.

(c)
On February 4, 2011, the Company extended this consulting agreement with Signal. Under terms of the Agreement, Signal will continue to work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The Agreement has an indefinite term with an option by either party to terminate the agreement on thirty (30) days notice.  The Company will pay Signal a fee of $16,000 per month, commencing March 1, 2011, during the term of the Agreement.

Director Independence

During 2010, the following members of our Board of Directors were independent under the relevant Marketplace Rules of The NASDAQ Stock Market LLC:  Michael Cahr and Marc Particelli.  During 2010, Mr. Cahr served on the Audit Committee, the Compensation Committee, and the Nominating Committee.  During 2010, Mr. Particelli served on the Audit Committee, Compensation Committee and the Nominating Committee. Messrs. Cahr, and Particelli satisfied the criteria set forth under the Marketplace Rules of The NASDAQ Stock Market LLC relating to the independence standards for members of the Audit Committee.  The Board of Directors did not consider any transaction, relationship or arrangement not otherwise disclosed above in this Item 12 under the heading Related Transactions in determining the independence of Messrs. Cahr or Particelli.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

WeiserMazars LLP (formerly Weiser LLP) served as our independent auditors for the years ended December 31, 2010 and December 31, 2009. We have been billed the fees set forth below in connection with services rendered by the independent auditors to us:

Fee Category	Fiscal 2010		Fiscal 2009
Audit Fees¹		$87,600		$120,500
Audit-Related Fees2		$5,500		$16,200
Tax Fees3		$23,650		$1,450
All Other Fees4	$	- 0 -	$	- 0 -
TOTAL		$116,750		$138,150

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

SUPPLEMENTAL INFORMATION

We have not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 2010.  Such report and proxy statement will be furnished to security holders in connection with any Annual Meeting held in 2011. Copies of such material will be furnished to the Commission when it is sent to security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.

By:	/s/Frederick Duffner
Frederick Duffner, CEO and President
Date:  March 4, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Frederick Duffner	Director, Chief Executive Officer
Frederick Duffner	and President	March 4, 2011
(Principal Executive Officer)

/s/Stephen P. Kuchen	Chief Financial Officer (Principal	March 4, 2011
Stephen P. Kuchen	Financial and Accounting Officer),
Treasurer and Secretary

/s/Robert Portman	Director	March 4, 2011
Robert Portman

/s/Michael Cahr	Director	March 4, 2011
Michael Cahr

s/ Marc Particelli	Director	March 4, 2011
Marc Particelli

EXHIBIT INDEX

Incorporated
Exhibit No.		Description	by Reference
3.1	—	Certificate of Incorporation of PacificHealth Laboratories, Inc. and all amendments thereto	A

3.2	—	Amended and Restated Bylaws of PacificHealth Laboratories, Inc.	C

3.3	—	Certificate of Amendment of Certificate of Incorporation of PacificHealth Laboratories, Inc.	H

3.4		Certificate of Designations For Series A Preferred Stock	I

4.1	—	Specimen Common Stock Certificate	C

4.2	—	Stock Purchase Agreement dated June 1, 2001 between Pacific Health Laboratories, Inc. and Glaxo Wellcome International B.V.	E

10.1†	—	Incentive Stock Option Plan of 1995	A

10.2	—	Strategic Alliance Agreement between the Company and the Institute of Nutrition and Food Hygiene	A

10.3	—	Exclusive Licensing Agreement between the Company and the INFH	A

10.4	—	Shareholders Agreement	A

10.5†	—	2000 Incentive Stock Option Plan	D

10.6†		Employment Extension Agreement between PacificHealth Laboratories, Inc. and Robert Portman effective September 1, 2004, executed February 28, 2006	J

10.8		Asset Purchase Agreement dated February 22, 2006 between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment)	L

10.9		License Agreement dated February 22, 2006 between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment)	L

10.10
Consulting, License and Noncompetition Agreement dated February 22, 2006 among PacificHealth Laboratories, Inc., Mott’s LLP, and Robert Portman (redacted, subject to request for confidential treatment)
L

10.11†		Option Certificate for grant to Robert Portman	M

10.12†		Option Certificate for grant to Stephen Kuchen under the PacificHealth Laboratories, Inc. 1995 Incentive Stock Option Plan.	M

10.13		Form of Stock Purchase Agreement entered into among the Company, Aquifer Opportunity Fund, L.P. and Marc C. Particelli.	N

10.14†		Form of Grant Instrument under PacificHealth Laboratories, Inc. 2000 Incentive Stock Option Plan for Adam M. Mizel.	N

10.15		Form of Grant Instrument under PacificHealth Laboratories, Inc. 2000 Incentive Stock Option Plan for Marc C. Particelli	N

10.16†		Employment Agreement, effective January 3, 2008, by and between PacificHealth Laboratories, Inc. and Jason Ash	O

10.17		Business Loan Agreement, dated April 21, 2008, by and between PacificHealth Laboratories, Inc. and Grand Bank, N.A.	P

10.18		Promissory Note, in the original principal amount of $675,000, issued on April 21, 2008 by PacificHealth Laboratories, Inc. in favor of Grand Bank, N.A.	P

10.19		Commercial Pledge Agreement, dated April 21, 2008, by and between PacificHealth Laboratories, Inc. and Grand Bank, N.A.	P

10.20		Subordination Agreement, dated April 21, 2008, by and among PacificHealth Laboratories, Inc., Robert Portman, Stephen Kuchen and Grand Bank, N.A.	P

10.21		Separation and Release Agreement, effective August 1, 2008, by and between PacificHealth Laboratories, Inc. and Robert Portman	Q

10.22†		Amendment No. 1 to Employment Agreement, by And between PacificHealth Laboratories, Inc. and Jason Ash, effective August 1, 2008	Q

10.23†		Amendment No. 2 to Employment Agreement, by And between PacificHealth Laboratories, Inc. and Jason Ash, effective June 24, 2009	R

10.24		Separation and Release Agreement, effective January 27, 2010, by and between PacificHealth Laboratories, Inc. and Jason Ash	S

10.25†		Summary of Compensation for Executive Officers of PacificHealth Laboratories, Inc.	*

23.1	—	Consent of WeiserMazars LLP	*

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer	*

32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

†	Management contract or management compensatory plan or arrangement.

A	Filed with Registration Statement on Form SB-2 (Registration No. 333-36379) (the “1997 SB-2”) on September 25, 1997.

B	Filed with Amendment No. 1 to the 1997 SB-2 on October 23, 1997.

C	Filed with Amendment No. 3 to the 1997 SB-2 on December 17, 1997.

D	Filed with Definitive Proxy Statement (Schedule 14A) for annual meeting held on August 16, 2000, filed on July 11, 2000.

E	Filed with Current Report on Form 8-K dated June 1, 2001, filed on June 14, 2001.

F	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2001.

G	Filed with Amendment to Current Report on Form 8-K dated June 1, 2001, filed July 5, 2001.

H	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2002.

I	Filed as Exhibit 3.1 to Current Report on Form 8-K, dated January 24, 2005, filed on January 28, 2005.

J	Filed as Exhibit 10.1 to Current Report on Form 8-K, dated and filed on September 9, 2004.

K	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2004.

L	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2005.

M	Filed as Exhibit to Current Report on Form 8-K, dated December 13, 2006 and filed on December 19, 2006.

N	Filed as Exhibit to Current Report on Form 8-K, dated February 22, 2007 and filed February 27, 2007.

O	Filed as Exhibit to Current Report on Form 8-K, dated November 28, 2007 and filed December 3, 2007.

P	Filed as Exhibit to the Annual report on Form 8-K dated April 29, 2008 and filed on May 2, 2008.

Q	Filed as Exhibit to the Annual report on Form 8-K dated August 8, 2008 and filed on August 11, 2008.

R	Filed as Exhibit to Current Report on Form 8-K dated June 24, 2009 and filed July 1, 2009.

S	Filed as Exhibit to Current Report on Form 8-K, dated January 27, 2010 and filed January 29, 2010.

Note:  In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-23495.

PACIFICHEALTH LABORATORIES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

PACIFICHEALTH LABORATORIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PacificHealth Laboratories, Inc.

WeiserMazars LLP (formerly Weiser LLP) has audited the accompanying balance sheets of PacificHealth Laboratories, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WeiserMazars LLP

New York, New York
March 7, 2011

PACIFICHEALTH LABORATORIES, INC.

Balance Sheets

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$134,165	$281,159
Other short-term investments	150,000	175,000
Accounts receivable, net of allowances of $38,000 and $34,000, respectively	416,722	763,288
Inventories (including consigned inventory of approximately $37,000 and $81,000, respectively)	596,317	806,212
Prepaid expenses	64,780	92,702
Tax loss receivable	-	303,931

Total current assets	1,361,984	2,422,292

Property and equipment, net	52,531	110,904
Deposits	10,895	10,895

TOTAL ASSETS	$1,425,410	$2,544,091

LIABILITIES
Current liabilities:
Line of credit	$75,000	$-
Notes payable	20,670	12,182
Accounts payable and accrued expenses (Includes related party of $11,000 and $0, respectively)	713,184	1,042,051
Deferred revenue	60,836	306,239

Total current liabilities	869,690	1,360,472

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2010 and 2009	-	-
Common stock, $0.0025 par value, authorized 50,000,000 shares; issued and outstanding 16,485,257 and 15,624,017 shares, respectively	41,213	39,060
Additional paid-in capital	20,162,969	20,031,599
Accumulated deficit	(19,648,462)	(18,887,040)

	555,720	1,183,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,425,410	$2,544,091

The accompanying notes should be read in conjunction with the financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Operations

	Years Ended
	December 31,
	2010	2009

Revenue:
Net product sales	$7,200,960	$7,995,194

Cost of goods sold:
Product sales	4,037,332	4,282,777
Write-down of inventories	-	491,172

	4,037,332	4,773,949

Gross profit	3,163,628	3,221,245

Operating expenses:
Sales and marketing	1,166,471	1,880,102
General and administrative (Includes related party consulting of $55,000 and $0, respectively)	2,753,512	3,200,680
Research and development	4,000	-
Restructuring expense	-	81,050

	3,923,983	5,161,832

Loss before other (expense) income and benefit for income taxes	(760,355)	(1,940,587)

Other (expense) income:
Interest income	1,055	3,684
Interest expense	(6,122)	(5,320)
Other income	4,000	4,248

	(1,067)	2,612

Loss before benefit from income taxes	(761,422)	(1,937,975)

Benefit from income taxes	-	261,851

Net loss applicable to common stockholders	$(761,422)	$(1,676,124)

Net loss per common share - basic	$(0.05)	$(0.11)

Net loss per common share - diluted	$(0.05)	$(0.11)

Weighted average shares outstanding - basic	16,146,664	14,974,931

Weighted average shares outstanding – diluted	16,146,664	14,974,931

The accompanying notes should be read in conjunction with the financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Changes in Stockholders' Equity
Years Ended December 31, 2010 and 2009

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2009	-	$-	14,194,613	$35,486	$19,585,297	$(17,210,916)	$2,409,867

Share-based compensation					171,975		171,975
Common stock issued			535,714	1,340	148,660		150,000
Common stock granted to directors			801,593	2,004	99,996		102,000
Common stock granted to certain sales reps			92,097	230	25,671		25,901
Net loss						(1,676,124)	(1,676,124)

Balance, December 31, 2009	-	-	15,624,017	39,060	20,031,599	(18,887,040)	1,183,619

Share-based compensation					49,570		49,570
Common stock granted to directors			799,881	2,000	73,363		75,363
Common stock granted to certain sales reps			61,359	153	8,437		8,590
Net loss						(761,422)	(761,422)

Balance, December 31, 2010	-	$-	16,485,257	$41,213	$20,162,969	$(19,648,462)	$555,720

The accompanying notes should be read in conjunction with the financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Cash Flows

	Years Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(761,422)	$(1,676,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99,591	198,089
Bad debt expense	12,144	12,000
Equity instrument-based expense	124,934	299,875
Reserve/write-off of inventories	-	491,172
Restructuring expense	-	81,050
Changes in:
Accounts receivable	334,422	(319,437)
Inventories	209,895	10,932
Prepaid expenses	27,922	66,499
Tax loss receivable	303,931	(303,931)
Deposits	-	12,000
Accounts payable and accrued expenses (Includes related party of $11,000 and $0, respectively)	(320,277)	523,474
Deferred revenue	(245,403)	(41,706)

Net cash used in operating activities	(214,263)	(646,107)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	25,000	125,000
Purchase of property and equipment	(41,219)	(190,099)

Net cash used in investing activities	(16,219)	(65,099)

Cash flows from financing activities:
Net borrowings on line of credit	75,000	-
Proceeds from common stock issuance	-	150,000
Proceeds of note payable	70,293	59,751
Repayment of note payable	(61,805)	(106,379)

Net cash provided by financing activities	83,488	103,372

Net decrease in cash and cash equivalents	(146,994)	(607,834)

Cash and cash equivalents at beginning of year	281,159	888,993

Cash and cash equivalents at end of year	$134,165	$281,159

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,122	$5,320

Cash paid for income taxes	$17,157	$2,080

Non-cash operating activity:
Issuance of common stock as payment for consulting services	$8,590	$-

Settlement of accounts payable in exchange for equipment	$-	$36,776

The accompanying notes should be read in conjunction with the financial statements

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

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

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options is computed using the treasury stock method.  For the year ended December 31, 2010, diluted loss per share did not include the effect of 2,368,500 options outstanding and 322,500 warrants outstanding, respectively, as their effect would be anti-dilutive. For the year ended December 31, 2009, diluted loss per share did not include the effect of 2,462,750 options outstanding and 402,500 warrants outstanding, respectively, as their effect would be anti-dilutive.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

[7]	Revenue recognition:

Sales are recognized when all of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured. Sales are recorded net of incentives paid and discounts offered to customers.

The Company has a purchasing agreement with a significant customer for certain products that are sold on a “pay on scan” basis. The Company recognizes revenue for these products when its major customer sells through these products to the consumer. As of December 31, 2010 and 2009, shipments to this customer amounting to $60,836 and $306,239, respectively, have been reflected as deferred revenue in the Company’s balance sheet.

[8]	Research and development:

Costs of research and development activities are expensed as incurred.

[9]	Advertising costs:

Advertising costs are expensed as incurred.  During 2010 and 2009, the Company recorded advertising expense of $213,132 and $309,130, respectively.

[10]	Stock-based compensation:

The Company accounts for equity instrument issuances (including common stock, options, and warrants) in accordance with ASC Topic 718-10-05. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee and/or director services in share-based payment transactions and issuances of stock options to employees. The Company recorded a charge of $124,934 in the year ended December 31, 2010, representing the effect on loss from operations, loss before income taxes, and net loss. The Company recorded a charge of $299,875 in the year ended December 31, 2009, representing the effect on loss from operations, loss before income taxes, and net loss.

The fair value of the options and warrants granted during the years ended December 31, 2010 and 2009 are determined using the Black-Scholes pricing model with the following assumptions:

	Year Ended
	December 31,
	2010	2009
Risk-free interest rate	1.35%-2.34%	2.13%
Expected life (in years)	5.0	5.0
Expected volatility	100% - 105%	104%
Dividend yield	0%	0%

The weighted average fair values of options granted during the years ended December 31, 2010 and 2009 were $0.15 and $0.28, respectively. Also see Note J.

[11]	Segment information:

The Company operates in one business segment:  the design, development and marketing of dietary and nutritional supplements that enhance health and well-being. Segment disclosures relate to sales data for geographic reasons only.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

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

The Company recorded a liability related to uncertain tax positions in the amount of approximately $22,853 and $40,000 at December 31, 2010 and 2009, respectively, relating to certain states in which the Company is required to file state tax returns as they have effectively established nexus in these states. These amounts have been recorded as a component of accounts payable and accrued expenses on the balance sheet and part of income taxes on the statement of operations. The reconciliation of these uncertain tax positions is as follows:

Balance, January 1, 2009	$-
Additions based on tax positions related to 2009	40,000
Payments in settlement of prior years	-
Balance, December 31, 2009	40,000
Additions based on tax position related to 2010	-
Payments in settlement of prior years	(17,147)
Balance, December 31, 2010	$22,853

The Company’s 2007, 2008 and 2009 Federal and state income tax returns remain open for examination.

[13]	Impairment of long-lived assets:

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

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

[16]  Shipping and handling fees and costs:

Shipping and handling costs are included in cost of sales.

Note B – Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses, negative cash flows from operations, and has an accumulated deficit of $19,648,462 as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently exploring strategic alternatives including, but not limited to, negotiating extended payment terms with its major vendors and raising additional capital.

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

Accordingly, at December 31, 2010 and 2009, the Company has classified such investments from cash and cash equivalents to other short-term investments. During 2010, the Company redeemed $25,000 of these investments with no gain or loss.

Note D - Inventories

Inventories, which are held at third-party warehouses and on consignment with customers, consist of the following and include reserves of $37,121 at December 31, 2010 and $387,971 at December 31, 2009 which is netted against finished goods at third party warehouse:

	2010	2009

Raw materials (at contract manufacturer)	$-	$-
Work-in-process (at contract manufacturer)	-	-
Packaging supplies (at third party warehouse)	58,277	80,611
Finished goods (at third party warehouse)	508,174	645,095
Finished goods (on consignment)	29,866	80,506

	$596,317	$806,212

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note E - Property and Equipment

Property and equipment consist of the following:

	2010	2009

Furniture and equipment	$521,843	$815,724
Molds and dies	116,366	218,546

	638,209	1,034,270
Less accumulated depreciation	585,678	923,366

	$52,531	$110,904

Depreciation expense aggregated $99,591 and $198,089 for the years ended December 31, 2010 and 2009, respectively.

In connection with the restructuring in 2009 (see Note A[1]), the Company wrote-off assets with a cost of $143,709 and accumulated depreciation of $25,883, settled accounts payable with the vendor in the amount of $36,776, and recorded this loss on disposition as restructuring expense for the year ended December 31, 2009.

Note F - Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	2010	2009

Trade payables	$512,448	$826,236
Accrued expenses	190,516	180,086
Commissions payable	10,220	23,265
Other	-	12,464
	$713,184	$1,042,051

Note G - Notes Payable

The Company has notes payable as follows:

	2010	2009

Installment note payable to insurance finance company due in monthly installments of $6,135, including interest at 5.80% through February 2010	$-	$12,182

Installment note payable to insurance finance company due in monthly installments of $3,980, including interest at 5.50% through February 2011	7,905	-

Installment note payable to insurance finance company due in monthly installments of $3,228, including interest at 5.50% through April 2011	12,765	-

	$20,670	$12,182

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

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

The Company entered into a Separation and Release Agreement (the “Separation Agreement”) with a former CEO, Mr. Jason Ash, on January 27, 2010.  Under the terms of the Separation Agreement, Mr. Ash agreed to provide consulting services for a period of 90 days following the date of the Separation Agreement, and Mr. Ash was entitled to the sum of $5,673 per week for such consulting services. During the one-year period commencing on January 11, 2010, Mr. Ash was entitled to the sum of $295,000, less the sum of consulting fees paid during such period and less any income, wages and/or salary received by Mr. Ash during such period in respect of full-time or substantially full-time employment.  The Company also agreed to pay Mr. Ash up to $50,000 for relocation costs under certain circumstances, the cost of life insurance premiums during the period in which he provided consulting services, and the cost of health insurance coverage for a period of six months.

The Separation Agreement also provided that the vesting of all options previously granted to Mr. Ash ceased as of January 11, 2010.  All unvested options were terminated and, with respect to options that had vested as of that date, such options are only exercisable during the 90-day period following the expiration of Mr. Ash’s consulting services.

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

The Company entered into an employment agreement on January 3, 2008, with Matt Spolar, Vice President, Product Development and Supply Chain, that provided for minimum annual compensation of $190,000. Mr. Spolar was terminated without cause on January 15, 2010, and, under the terms of his employment agreement, the Company will pay him an amount equal to four months of his base salary.

[2]	Lease:

The Company has a lease agreement, as amended, for office space for the rental of 3,200 square feet expiring December 2013.

The future minimum lease payments due under the lease is as follows:

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Years Ending
December 31,

2011	$78,000
2012	78,000
2013	78,000

$234,000

Rent expense amounted to $100,588 and $135,620 in 2010 and 2009, respectively.

[3]    Contracts:

   The Company signed an agreement with an outside party to provide athletes marketing services.  The agreement covers the period from January 1, 2011 through December 31, 2011 and totals $45,000.  The Company is required to make payments of $5,000 per month commencing January 2011 through October 2011.

Note J - Stock Option Plans and Warrants

The Company has three stock option plans (the "Plans") under which 1,500,000 shares of common stock are available for issuance.

Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or as options not qualified under Section 422 of the Code.  All options are issued with an exercise price at or above 100% of the fair market value of the common stock on the date of grant.  Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code.  Incentive stock option awards of unrestricted stock are not designed to be deductible by the Company under Section 162(m).  The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 5 years and outstanding options expire at various times through December 2015.  Vesting ranges from immediate to over five years.

Stock option transactions for employees during 2010 and 2009 were as follows:

				Weighted
			Exercise	Average
			Price Per	Exercise Price
	Option	Vested	Common	Per Share
	Shares	Shares	Share	Outstanding

Balance, January 1, 2009	2,877,000	1,556,501	$0.20 - $2.14	$0.67

Granted/vested during the year	200,000	390,916	$0.28	$0.28
Exercised during the year	-	-	-	-
Expired during the year	(638,500)	(638,500)	$0.20 - $0.72	$0.65

Balance, December 31, 2009	2,438,500	1,308,917	$0.20 - $2.14	$0.64

Granted/vested during the year	1,045,000	362,917	$0.12 - $0.184	$0.15
Exercised during the year	-	-	-	-
Expired during the year	(1,115,000)	(523,334)	$0.23 - $1.93	$0.55

Balance, December 31, 2010	2,368,500	1,148,500	$0.12 - $2.14	$0.47

Aggregate Intrinsic Value, December 31, 2010	$9,500	$-

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

The market value of the Company’s common stock as of December 31, 2010 was $0.15 per share.

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2010 is as follows:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (in Years)	Price	Exercisable	Price

$0.12 - $2.00	2,342,500	2.72	$0.45	1,122,500	$0.76
$2.01 - $2.14	26,000	1.19	$2.12	26,000	$2.12

	2,368,500	2.70	$0.47	1,148,500	$0.79

A summary of the non-vested stock options for employees during 2010 and 2009 were as follows:

		Weighted
		Average
		Exercise Price
	Option	Per Share
	Shares	Outstanding

Balance, January 1, 2009	1,320,499	$0.52

Granted during the year	200,000	$0.28
Vested during the year	(390,916)	$0.56

Balance, December 31, 2009	1,129,583	$0.46

Granted during the year	1,045,000	$0.15
Expired/cancelled during the year	(591,666)	$0.49
Vested during the year	(362,917)	$0.50

Balance, December 31, 2010	1,220,000	$0.17

As of December 31, 2010, the total fair value of non-vested employee options amounted to $141,177. The weighted average remaining period over which such options are expected to be recognized is 2.39 years.

Per Mr. Ash’s Separation Agreement (see Note I [1] above), 300,000 options at $0.65 with a remaining life of approximately 3 years and 175,000 options at $0.28 with a remaining life of approximately 4.5 years were canceled on January 11, 2010.

The Company recognized an expense of $75,363 and $102,000 for issuance of stock in 2010 and 2009, respectively, for director compensation.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

The Company did not grant any stock options to non-employees for the years 2010 and 2009.

Stock option transactions for non-employees during 2010 and 2009 were as follows:

				Weighted
			Exercise	Average
			Price Per	Exercise Price
	Option	Vested	Common	Per Share
	Shares	Shares	Share	Outstanding

Balance, January 1, 2009	65,250	65,250	$0.20 - $2.10	$0.37

Granted/vested during the year	-	-	-	-
Expired during the year	(41,000)	(41,000)	$0.20 - $0.83	$0.35

Balance, December 31, 2009	24,250	24,250	$0.26 - $2.10	$0.38

Granted/vested during the year	-	-	-	-
Expired during the year	(24,250)	(24,250)	$0.26 - $2.10	$0.38

Balance, December 31, 2010	-	-	-	-

The Company granted 10,000 warrants to non-employee athlete endorsers during 2010 with an exercise price of $0.12 per share. Of these warrants, 5,000 warrants vest in the fourth quarter of 2010 and 5,000 of these warrants vest in the fourth quarter of 2011. These warrants were determined to have a total fair value of $460. Compensation expense recognized during 2010 for these warrants amounted to $232. These amounts were charged to operations and added to additional paid-in capital in accordance with ASC Topic 718. The Company granted 402,500 warrants to non-employee athlete endorsers during 2009 with an exercise price of $0.14 per share. Of these warrants, 109,167 warrants vest in the fourth quarter of 2009; 4,167 warrants vest in the first quarter of 2010; 109,167 of these warrants vest in the fourth quarter of 2010 (of which 30,000 were canceled in 2010); 4,167 warrants vest in the first quarter of 2011; 109,166 of these warrants vest in the fourth quarter of 2011 (of which 30,000 were canceled in 2010); 4,166 warrants vest in the first quarter of 2012; and 62,500 of these warrants vest in the fourth quarter of 2012. These warrants were determined to have a total fair value of $38,713. Compensation expense recognized during 2009 for these warrants amounted to $10,743. This amount was charged to operations and added to additional paid-in capital in accordance with ASC Topic 718-10-05. No warrants were exercised during 2010.

Stock warrant transactions during 2010 and 2009 were as follows:

		Exercise	Weighted
		Price	Average
		Per	Exercise Price
		Common	Per
	Warrants	Share	Common Share

Balance, January 1, 2009	27,500	$0.88	$0.88
Granted during the year	402,500	$0.14	$0.14
Expired during the year	(27,500)	$0.88	$0.88
Balance, December 31, 2009	402,500	$0.14	$0.14
Granted during the year	10,000	$0.12	$0.12
Cancelled during the year	(90,000)	$0.14	$0.14

Balance, December 31, 2010	322,500	$0.14	$0.14

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

A summary of the non-vested stock warrants during 2010 and 2009 were as follows:

		Weighted
		Average
		Exercise Price
	Option	Per Share
	Shares	Outstanding

Balance, January 1, 2009	-0-	-

Granted during the year	402,500	$0.14
Vested during the year	(109,167)	$0.14

Balance, December 31, 2009	293,333	$0.14

Granted during the year	10,000	$0.12
Cancelled during the year	(60,000)	$0.14
Vested during the year	(88,333)	$0.14

Balance, December 31, 2010	155,000	$0.14

As of December 31, 2010, the total fair value of non-vested warrants amounted to $14,890. The weighted average remaining period over which such warrants are expected to be recognized is 1.63 years.

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

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	2010		2009
	Amount	Percent	Amount	Percent

U.S. federal income tax benefit
at federal statutory rate	$(266,499)	35%	$(692,290)	35%
Effect of state taxes, net of
federal benefit	(45,686)	6%	(118,680)	6%
Reduction in state net operating
losses in connection with sale of
net operating losses	-	0%	125,500	(6)%
Change in valuation allowance	291,000	(38)%	318,700	(16)%
Stock compensation expense	51,223	(7)%	66,100	(3)%
Other	(30,038)	4%	38,819	(2)%

	$0	0%	$(261,851)	14%

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

At December 31, 2010, the Company has approximately $17,135,000 in federal and $3,767,000 in state net operating loss carryovers that can be used to offset future taxable income.  The net operating loss carryforwards begin to expire in the year 2016 through the year 2030.

The components of the Company's deferred tax assets are as follows:

	2010		2009

Net operating loss carryforwards		$6,223,000		$5,812,000
Inventory reserve		15,000		159,000
Other		79,000		55,000
Valuation allowance		(6,317,000)		(6,026,000)

Deferred tax asset	$	- 0 -	$	- 0 -

Note L - Concentrations of Credit Risks, Major Customers, and Major Vendors

[1]	Concentrations of credit risk:

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

Three customers accounted for approximately 18%, 12% and 10%, respectively, of net product sales for the year ended December 31, 2010 and two customers accounted for 20% and 14%, respectively, of net product sales for the year ended December 31, 2009.  Accounts receivable outstanding related to these three customers at December 31, 2010 were 37%, 13%, and 7%, respectively, of net accounts receivable. Accounts receivable outstanding related to these two customers at December 31, 2009 were 52% and 1%, respectively, of net accounts receivable. Deferred revenue from one of these customers was $60,836 as of December 31, 2010 and $306,239 as of December 31, 2009. Such amounts are included in the accompanying balance sheet. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

[4]	Major vendors:

Two suppliers accounted for approximately 76% and 17%, respectively, of total inventory purchases for the year ended December 31, 2010 and two suppliers accounted for 65% and 13%, respectively, of total inventory purchases for the year ended December 31, 2009.  At December 31, 2010, amounts due to these two vendors represented approximately 41% and 7%, respectively, of accounts payable and accrued expenses.  At December 31, 2009, amounts due to these two vendors represented approximately 42% and 2%, respectively, of accounts payable and accrued expenses.

Note M - Segment and Related Information

In 2010 and 2009, the Company has one reportable segment:
Dietary and nutritional supplements.

The following table presents revenues by region:

	2010	Pct.	2009	Pct.
United States	$5,966,734	83%	$6,864,854	86%
Canada	250,789	4%	339,234	4%
Singapore	151,258	2%	236,750	3%
South America	385,241	5%	216,413	3%
Other	446,938	6%	337,943	4%

Total	$7,200,960	100%	$7,995,194	100%

Product sales for the years ended December 31, 2010 and 2009 are net of credits of $618,103 and $374,033, respectively, for marketing promotions, customer rebates, and returns of certain products.  These credits primarily relate to the sports performance product line.

Note N – Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of December 31, 2010) with a floor of 5.00%. This line is collateralized by the short-term investments that are deemed auction rate securities. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities.  The Company renewed this one-year revolving line of credit that now matures in May 2011 in the amount of $87,500. On February 22, 2010, the Company drew down $87,500, the maximum amount allowed under this line of credit at that time. The Company paid back $12,500 of this line in May 2010.

Note O – CEO Separation Agreement

The Company entered into a Separation Agreement with former CEO Robert Portman effective August 1, 2008. The terms of the agreement consisted of twelve equal monthly payments that aggregated $295,000 and included a non-compete clause. In the twelve months ended December 31, 2009, the Company recognized $172,083 of expense under this Agreement.

The Company entered into a Separation Agreement with former CEO Jason Ash effective January 27, 2010, see Note I [1] above. In the twelve months ended December 31, 2010, the Company recognized $335,618 of expense under this Agreement.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note P – Related Party Transaction

On July 27, 2010, the Company entered into a consulting agreement with Signal Nutrition LLC (“Signal”), a company controlled by a director of the Company.  Under terms of the Agreement, Signal will work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The Agreement has an initial term of six months, with options by either party to renew for an additional six months, subject, however, to the right of either party to terminate on 15 days notice. The Company will pay Signal a fee of $11,000 per month, commencing September 1, 2010, during the term of the Agreement. Expense for 2010 is $55,000. Included in accounts payable and accrued expenses as of December 31, 2010 is $11,000 relating to this agreement.

Note Q – Valuation Allowances

The Company’s activity in its allowance for doubtful accounts for the years ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Balance – Beginning of Year	$34,032	$24,091
Accruals	12,000	12,000
A/R Written Off	(8,373)	(2,059)
Balance – End of Year	$37,659	$34,032

The Company’s activity in its reserve for obsolete inventory for the years ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Balance – Beginning of Year	$401,258	$42,339
Reserved	-	364,254
Disposed	(364,137)	(5,335)
Balance – End of Year	$37,121	$401,258

Note R – Subsequent Events

On January 5, 2011, the Company redeemed $25,000 of its auction rate securities and paid down $12,500 on its line of credit from these proceeds.

On February 4, 2011, the Company entered into another consulting agreement with Signal Nutrition LLC (“Signal”), a company controlled by a director of the Company.  Under terms of the Agreement, Signal will work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The Agreement has an indefinite term with an option by either party to terminate the agreement on thirty (30) days notice.  The Company will pay Signal a fee of $16,000 per month, commencing March 1, 2011, during the term of the Agreement.

On February 9, 2011, the Company entered into an agreement with its largest vendor whereby extended payment terms were granted to the Company up to 90 days from invoice date up to a maximum credit limit of $750,000.  Unpaid invoices under this agreement will bear simple interest at an annual rate of 5%, calculated on a per diem basis, during the period commencing 31 days following the invoice date until paid, payable monthly.  Additionally, the vendor has a secured interest in the Company’s accounts receivable.