Form 10-Q
period 2011-03-31
PACIFICHEALTH LABORATORIES INC
filed 2011-05-06
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,285,257 shares of common stock, par value $0.0025, outstanding as of May 6, 2011.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$677,759	$134,165
Other short-term investments	125,000	150,000
Accounts receivable, net	763,036	416,722
Inventories, net	537,897	596,317
Prepaid expenses	80,169	64,780
Total current assets	2,183,861	1,361,984

Property and equipment, net	41,254	52,531

Deposits	10,895	10,895

Total assets	$2,236,010	$1,425,410

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$62,500	$75,000
Notes payable	3,213	20,670
Accounts payable and accrued expenses (Includes related party of $43,000 and $11,000, respectively)	1,058,924	713,184
Deferred revenue	62,022	60,836
Total current liabilities	1,186,659	869,690

Stockholders' equity:
Common stock, $.0025 par value; authorized 50,000,000 shares; issued and outstanding: 18,285,257 and 16,485,257 shares, respectively	45,713	41,213
Additional paid-in capital	20,624,870	20,162,969
Accumulated deficit	(19,621,232)	(19,648,462)

	1,049,351	555,720

Total liabilities and stockholders' equity	$2,236,010	$1,425,410

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three Months
	Ended March 31,
	2011	2010
Revenues:
Net product sales	$1,731,611	$1,650,265

Cost of goods sold	960,992	909,379

Gross profit	770,619	740,886

Operating expenses:
Sales and marketing	190,431	235,085
General and administrative (Includes related party consulting of $43,000 and $0, respectively)	536,984	774,150
Research and development	14,817	-
	742,232	1,009,235

Income (loss) before other (expense) income and provision for income taxes	28,387	(268,349)

Other (expense) income:
Other income	2,100	-
Interest income	152	228
Interest expense	(3,409)	(1,109)
	(1,157)	(881)

Income (loss) before provision for income taxes	27,230	(269,230)

Provision for income taxes	-	-

Net income (loss)	$27,230	$(269,230)

Basic income (loss) per share	$0.00	$(0.02)

Diluted income (loss) per share	$0.00	$(0.02)

Weighted average common shares - basic	16,665,257	15,684,010

Weighted average common shares - diluted	16,833,590	15,684,010

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$27,230	$(269,230)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,368	35,219
Bad debts	3,000	3,000
Equity instrument-based expense	16,401	41,945
Changes in assets and liabilities:
Accounts receivable	(349,314)	(205,136)
Inventories	58,420	155,566
Prepaid expenses	(15,389)	12,215
Tax loss receivable	-	303,931
Accounts payable and accrued expenses (Includes related party of $43,000 and $0 respectively)	345,740	(68,392)
Deferred revenue	1,186	(99,087)
Net cash provided by (used in) operating activities	100,642	(89,969)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	25,000	-
Purchase of property and equipment	(2,091)	(15,478)
Net cash provided by (used in) investing activities	22,909	(15,478)

Cash flows from financing activities:
Net borrowings on line of credit	(12,500)	87,500
Repayments of notes payable	(17,457)	(12,182)
Common stock issued	450,000	-
Net cash provided by financing activities	420,043	75,318

Net increase (decrease) in cash and cash equivalents	543,594	(30,129)

Cash and cash equivalents, beginning balance	134,165	281,159

Cash and cash equivalents, ending balance	$677,759	$251,030

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,409	$1,109

Cash paid for income taxes	$6,937	$5,295

Non-cash operating activity:
Issuance of common stock as payment for consulting services	$-	$8,590

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

The Company has a sales agreement with GNC, a significant customer of the Company, whereby unsold product is subject to return provisions.  In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605,”Revenue Recognition” (“ASC 605”). Certain of the products shipped are under a “pay on scan” model and revenue is deferred by the Company until such time as the customer sells through such products to the end consumer.  The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheets as of March 31, 2011 and December 31, 2010 amounted to $62,022 and $60,836, respectively.

3. Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a "Dutch auction".

Accordingly, the Company has classified such investments as other short-term investments. During the three months ended March 31, 2011, the Company redeemed $25,000 of these investments. On April 13, 2011, another $25,000 of these investments were redeemed.

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

The Company has measured these investments as Level 2 inputs.

4. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Packaging supplies	$15,810	$58,277
Finished goods	491,638	508,174
Finished goods on consignment	30,449	29,866
	$537,897	$596,317

Included above are reserves against finished goods of $37,121 at both March 31, 2011 and December 31, 2010, respectively.

5. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Furniture and equipment	$523,934	$521,843
Molds and dies	116,366	116,366
	640,300	638,209

Less accumulated depreciation	599,046	585,678
	$41,254	$52,531

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Trade payables	$950,011	$512,448
Accrued expenses	108,913	190,516
Commissions payable	-	10,220
	$1,058,924	$713,184

7. Common Stock Issuances and Stock-Based Compensation

The Company accounts for equity instrument issuances (including common stock, options, and warrants) in accordance with ASC 718. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee services in share-based payment transactions and issuances of stock options to employees. The Company recorded charges of $16,401 and $41,945, respectively, in the three month periods ended March 31, 2011 and 2010, representing the effect on income (loss) from operations, income (loss) before income taxes and net income (loss).

Employee Compensation

The Company recorded charges of $14,292 and $7,571 in the three month periods ended March 31, 2011 and 2010, respectively, for previously issued equity instruments to employees.

The Company did not grant any options to employees in the three months ended March 31, 2011. The Company granted 250,000 stock options to the President during the three months ended March 31, 2010 with an exercise price of $0.122 per share. Of these options, 83,333 vested in the first quarter of 2011, 83,333 of these options vest in the first quarter of 2012, and 83,334 of these options vest in the first quarter of 2013. These options were determined to have a total fair value of approximately $22,750. Compensation expense recognized during the three months ended March 31, 2010 for these options amounted to $1,264.

The Company did not recognize any stock-based compensation as payment of directors fees in the three months ended March 31, 2011. The Company recognized $27,000 for the three month period ended March 31, 2010 as a component of employee compensation for common shares issuable as payment of directors’ fees. The Company recognized $3,363 for the three month period ended March 31, 2010 as a component of employee compensation for common shares issuable as payment to a director of the Company for advisory services.

Non-Employee Compensation

The Company granted no stock options to consultants during the three months ended March 31, 2011 and 2010.

The Company recorded charges of $2,109 and $2,689, respectively, in the three-month periods ended March 31, 2011 and 2010 for previously issued warrants to non-employee athlete endorsers.

The Company did not grant any warrants to non-employee athlete endorsers during the three months ended March 31, 2011. The Company granted 10,000 warrants to non-employee athlete endorsers during the three months ended March 31, 2010 with an exercise price of $0.12 per share. Of these warrants, 5,000 warrants vested in the fourth quarter of 2010 and 5,000 of these warrants vest in the fourth quarter of 2011. These warrants were determined to have a total fair value of $460. Compensation expense recognized during the three months ended March 31, 2010 for these warrants amounted to $58. These amounts were charged to operations and added to additional paid-in capital in accordance with ASC 718.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months
	Ended March 31,
	2011	2010
Employee compensation	$14,292	$39,198
Consultant compensation	2,109	2,747
	$16,401	$41,945

A summary of employee options activity under the plans as of March 31, 2011 and changes during the three-month period then ended are presented below:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2011	2,368,500	$0.47
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	(435,000)	0.60
Outstanding, March 31, 2011	1,933,500	$0.44	3.03	$142,820
Exercisable, March 31, 2011	796,833	$0.83	1.54	$16,917

The market value of the Company’s common stock as of March 31, 2011 was $0.28 per share.

A summary of the non-vested stock options for employees during the three months ended March 31, 2011 is as follows:

		Weighted
		Average
		Exercise Price
Non-vested Options	Shares	Per Share Outstanding
Non-vested, January 1, 2011	1,220,000	$0.17
Granted during the period	-	-
Vested during the period	(83,333)	0.12
Non-vested, March 31, 2011	1,136,667	$0.17

As of March 31, 2011, the total fair value of non-vested awards amounted to $119,454. The weighted average remaining period over which such options are expected to be recognized is 2.26 years.

On March 22, 2011, the Company closed on a private placement, of which certain officers and directors of the Company participated, that consisted of 1,800,000 shares of the Company’s common stock and warrants to purchase 1,080,000 shares of the Company’s common stock. The total proceeds received in connection with this private placement were $450,000. The warrants have a three year term. 900,000 of the warrants are exercisable at $0.31 per share, 180,000 of the warrants are exercisable at $0.38 per share, and all warrants are fully vested at the date of issuance.  The exercise price of the warrants would be adjusted in the event the Company declares or pays a dividend, or issues Company capital stock, other than shares of currently authorized common stock, as described in the warrant agreement.

A summary of warrant activity as of March 31, 2011 and changes during the three-month period then ended is presented below:
		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Warrants	Shares	Price	Value
Balance, January 1, 2011	322,500	$0.14
Granted during the period	1,080,000	0.32
Expired during the period	-	-
Outstanding, March 31, 2011	1,402,500	$0.28	$45,350
Exercisable, March 31, 2011	1,251,667	$0.30	$24,133

A summary of the non-vested warrants during the three months ended March 31, 2011 is as follows:

		Weighted
		Average
		Exercise Price
Non-vested Warrants	Shares	Per Share Outstanding
Non-vested, January 1, 2011	155,000	$0.14
Granted during the period	1,080,000	0.32
Vested during the period	(1,084,167)	0.32
Non-vested, March 31, 2011	150,833	$0.14

As of March 31, 2011, the total fair value of non-vested awards amounted to $12,782. The weighted average remaining period over which such options are expected to be recognized is 1.63 years.

8. Income Taxes

The Company has approximately $17,193,000 in Federal and $3,827,000 in state net operating loss carryovers available as of March 31, 2011 that can be used to offset future taxable income in calendar years 2011 through 2031. The net operating loss carryovers begin to expire in the year 2016 through the year 2031. As of March 31, 2011, the Company has fully reserved for these net operating loss carryovers.

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

The Company has recorded a liability related to uncertain tax positions in the amount of approximately $16,000 and $23,000, respectively, at March 31, 2011 and December 31, 2010 relating to certain states in which the Company is required to file state tax returns as they have effectively established nexus in these states. These amounts have been recorded as a component of accounts payable and accrued expenses on the balance sheet.

The Company’s 2008, 2009 and 2010 Federal and state income tax returns are open for examination.

9. Concentrations

The Company’s three largest customers accounted for approximately 16%, 12%, and 11%, respectively, of net sales for the three months ended March 31, 2011 and the Company’s two largest customers accounted for approximately 17% and 11%, respectively, of net sales for the three months ended March 31, 2010.  At March 31, 2011, amounts due from these three customers represented approximately 36%, 8%, and 7%, respectively, of net accounts receivable. At December 31, 2010, amounts due from these three customers represented approximately 37%, 13%, and 7%, respectively, of net accounts receivable. No other customers exceeded 10% of respective captions noted above.

Two of the Company’s suppliers accounted for approximately 70% and 26%, respectively, of total inventory purchases for the three months ended March 31, 2011 and 80% and 12%, respectively, of total inventory purchases for the three months ended March 31, 2010. At March 31, 2011, amounts due to these two vendors represented approximately 51% and 11%, respectively, of accounts payable and accrued expenses.  At December 31, 2010, amounts due to these two vendors represented approximately 41% and 7%, respectively, of accounts payable and accrued expenses. No other vendors exceeded 10% of respective captions noted above.

10. Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of March 31, 2011) with a floor of 5.00%. This line is collateralized by the short-term investments. The maximum amount that the Company may borrow is limited to 50% of the value of these short-term investments.  The Company renewed this one-year revolving line of credit that now matures on May 21, 2011 in the amount of $87,500. On February 22, 2010, the Company drew down $87,500, the maximum amount allowed under this line of credit at that time. The Company paid back $12,500 of this line in May 2010, January 2011, and April 2011, respectively.

11. CEO Separation Agreements

The Company entered into a Separation and Release Agreement with a former CEO on January 27, 2010.  Under the terms of the agreement, the former CEO agreed to provide consulting services for a period of 90 days following the date of the agreement for which he was entitled to $5,673 per week. During the one-year period commencing on January 11, 2010, the former CEO was entitled to the sum of $295,000, less the sum of consulting fees paid during such period and less any income, wages and/or salary received by him during such period in respect of full-time or substantially full-time employment.  The Company also agreed to pay the former CEO $50,000 for relocation costs under certain circumstances, the cost of life insurance premiums during the period in which he provides consulting services, and the cost of health insurance coverage for a period of six months. In the three months ended March 31, 2011 and 2010, the Company recognized $15,364 and $62,040, respectively, of expense under this Agreement.

12. CEO Employment Agreement

On April 12, 2011, the Company entered into an employment agreement with its President and Chief Executive Officer, Frederick Duffner.  Prior to this agreement, Mr. Duffner, who is also a member of the Company’s Board of Directors, had been serving in such capacities without an employment agreement.  The employment agreement provides for a term expiring December 31, 2012, subject to automatic annual renewals unless either party elects not to renew by 30-day prior notice to the other.  Mr. Duffner may terminate his employment at any time with 30 days prior written notice.

The Company will pay Mr. Duffner a base salary of $250,000 per year, subject to potential increases, and a potential bonus that cannot exceed his base salary.  Mr. Duffner’s eligibility for the bonus, and the amount of the bonus, will be based upon the Company and/or Mr. Duffner achieving certain milestones to be established by the Compensation Committee of the Board of Directors in consultation with Mr. Duffner.

If the Company terminates Mr. Duffner’s employment other than for cause, or he terminates for good reason, as both terms are defined in the agreement, the Company will pay him nine (9) months of his base salary as severance.  Upon termination of Mr. Duffner’s employment, the Company may impose a restrictive covenant on him for up to twelve (12) months, provided that the Company must continue his severance payments to continue the covenant beyond nine (9) months.

13. Consulting Agreement

On February 4, 2011, the Company entered into a consulting agreement with Signal Nutrition LLC (“Signal”), a company controlled by a director of the Company.  Under terms of the Agreement, Signal will work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The Agreement has an indefinite term with an option by either party to terminate the agreement on thirty (30) days notice.  The Company will pay Signal a fee of $16,000 per month, commencing March 1, 2011, during the term of the Agreement. Expense for the three months ended March 31, 2011 and 2010 is $43,000 and $0, respectively. Included in accounts payable and accrued expenses at March 31, 2011 and December 31, 2010 is $43,000 and $11,000, respectively, relating to this agreement.

On July 27, 2010, the Company entered into a consulting agreement with Signal.  Under terms of the Agreement, Signal will work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The Agreement has an initial term of six months, with options by either party to renew for an additional six months, subject, however, to the right of either party to terminate on 15 days notice. The Company paid Signal a fee of $11,000 per month, commencing September 1, 2010, during the term of the Agreement.

14. Vendor Agreement

On February 9, 2011, the Company entered into an agreement with its largest vendor whereby extended payment terms were granted to the Company up to 90 days from invoice date and up to a maximum credit limit of $750,000.  Unpaid invoices under this agreement will bear simple interest at an annual rate of 5%, calculated on a per diem basis, during the period commencing 31 days following the invoice date until paid, payable monthly.  Additionally, the vendor has a secured interest in the Company’s accounts receivable.

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

We are a sales and marketing driven company that derives value from our own brands that are based on the latest nutrition technology.  We will continue to expand on the benefits of our core endurance nutrition products while exploring the latest science in order to introduce cutting edge new brands and products that allow our core endurance athletes to work out and compete more effectively.  We will also direct new research and development in the endurance nutrition category to drive product development and consumer communications across both existing and new brands.

Sports Performance

Our research into factors influencing exercise performance, muscle endurance, and recovery has led to the development and commercialization of a new generation of sports and recovery drinks.  The key to our technology is the specific ratio in which protein is combined with carbohydrates.  We have received two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery.  Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic athlete including:

· ENDUROX R4® Recovery Drink – Introduced in February 1999

· ACCELERADE™ Sports Drink – Introduced in May 2001

· ACCEL GEL® Advanced Sports Gel – Introduced in February 2004

· 2ND SURGE® Ultra Energy Gel – Introduced in March 2011

· ACCEL RECOVERTM Muscle Recovery Bar – Introduced in March 2011

· ENDUROX® EXCEL® Natural Workout Supplement – Introduced in March 1997

· ACCELERADE HYDROTM Sports Drink with less calories and sugar – Introduced in June 2008

In the first quarter of 2011, we launched two new products: 2ND SURGE and ACCEL RECOVER. 2ND SURGE is an energy gel that is the first all-natural product specifically formulated to delay the onset of both muscle and brain fatigue. The product’s proprietary formula contains rapidly acting carbohydrates, specific proteins, caffeine and selected antioxidants that are proven to increase the delivery of critical nutrients to brain and muscle cells, maintain metabolic energy needs, inhibit the release of fatigue signals in the brain, and reduce muscle damage, an important trigger for the release of fatigue signals. ACCEL RECOVER is the first bar nutritionally engineered for maximum muscle recovery with a breakthrough formula that incorporates a unique blend of three carbohydrates to rapidly and completely replenish depleted muscle glycogen stores, a proprietary combination of three proteins enriched with glutamine, arginine and leucine, the amino acids that drive the repair and rebuilding of muscle protein and the rapid transport of nutrients to muscles, medium-chain triglycerides that rapidly convert into energy rather than fat and antioxidants to protect muscles from free-radical damage and to regenerate the body’s natural antioxidant pathways.

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

In the first quarter of 2009, we launched FORZE GPS™ in our sports specialty channel. FORZE GPS was the first appetite management nutrition tool designed specifically for athletes. We were not successful in 2009 in achieving adequate sales for this product line. We therefore decided not to continue to aggressively market this product in 2010 as we did in 2009 but we will continue to sell this product line on a limited basis in 2011.

 (b) Results of Operations – Three Months Ended March 31, 2011 and 2010

Revenues for the three-month period ended March 31, 2011 increased by $81,346, or approximately 5%, to $1,731,611 from $1,650,265 for the same period in 2010. This increase was the result of increases in the sports performance portion of our business of approximately $160,000, or 10%, that includes the two new products launched in the first quarter of 2011. During this same period, FORZE sales declined approximately $79,000, resulting in the net sales increase.

For the three months ended March 31, 2011, gross profit margin on product sales was 44.5% compared to 44.9% for the three months ended March 31, 2010. The three month period ended March 31, 2010 includes the effects of sales of $106,866 with no associated cost of goods sold (other than freight out) as this inventory was previously reserved in the fourth quarter of 2009.

Sales and marketing (“S & M”) expenses decreased $44,654, or approximately 19%, to $190,431 for the three-month period ended March 31, 2011 from $235,085 for the three-month period ended March 31, 2010. S & M expenses decreased as a percentage of product sales to approximately 11% in the three-month period ended March 31, 2011 compared to approximately 14% in the three-month period ended March 31, 2010. The decrease between these two periods is primarily due to discontinuing our commissioned sales representation organization in the third quarter of 2010.

General and administrative (“G & A”) expenses decreased $237,166, or approximately 31%, to $536,984 for the three-month period ended March 31, 2011 from $774,150 for the three-month period ended March 31, 2010. The decrease in G & A in the three month period in 2011 as compared to the same period in 2010 is due primarily to less salaries and related personnel expenses due to decreases in the number of employees, less legal and accounting expenses due to renegotiated fee agreements, less directors fees due to the 2011 Board Compensation Policy whereby directors will not receive any compensation for 2011, and less depreciation expense due to less purchases of equipment over the last two years. Included in G & A in the three month periods ended March 31, 2011 and 2010 is approximately $15,000 and $62,000, respectively, paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments ended under the terms of the Separation Agreement on January 27, 2011.

Research and development (”R & D”) expenses were $14,817 for the three-month period ended March 31, 2011 compared to $-0- for the three-month period ended March 31, 2010. We will continue to incur R & D expenses for the remainder of 2011 as we invest in science and new products based on this science.

We recorded a net income of $27,230, or $0.00 per share (basic and diluted), for the quarter ended March 31, 2011 compared to a net loss of ($269,230), or ($0.02) per share (basic and diluted), for the quarter ended March 31, 2010. The net income in the three month period ended March 31, 2011 compared to the net loss in the same period in 2010 is due primarily to decreases in S & M and G & A expenses as detailed above.

(c) Liquidity and Capital Resources

At March 31, 2011, our current assets exceeded our current liabilities by approximately $997,000 with a ratio of current assets to current liabilities of approximately 1.8 to 1. At March 31, 2011, cash on hand was $677,759, an increase of $543,594 from December 31, 2010, primarily as the result of a private placement of our Common Stock for $450,000 (see Part 2, Item 2 below) as well as an increase in accounts receivable (net of reserves) of $346,314, a decrease in inventory of $58,420 (net of reserves), an increase in prepaid expenses of $15,389, repayments of a line of credit of $12,500, repayments of notes payable of $17,457, an increase in accounts payable and accrued expenses of $345,740, and an increase in deferred revenue of $1,186 from December 31, 2010. Accounts receivable increased as 1st quarter 2011 sales were significantly higher than 4th quarter 2010 sales. Inventories decreased due to better inventory management. Accounts payable and accrued expenses increased due to better payment terms negotiated with our main inventory suppliers.

Net cash provided by operating activities for the three months ended March 31, 2011 was $100,642 compared to net cash used in operating activities for the same period in 2010 of $89,969. The net cash provided by operations for the three months ended March 31, 2011 as compared to the net cash used in operations in the same period in 2010 is due to a significant increase in accounts payable and accrued expenses compared to a decrease in 2010 and a slight increase in deferred revenues as compared to a decrease in 2010 offset by a larger increase in accounts receivable in 2011 as compared to the same period in 2010, less of a decrease in inventories in 2011 than in 2010, and the receipt of the net proceeds from a tax loss sale in 2010.  Accounts payable and accrued expenses increased significantly in 2011 due to better payment terms negotiated with our main inventory suppliers. Historically, we have funded inventory purchases through trade credit and we expect that to continue.  Accounts receivable increased more in 2011 compared to the increase in 2010 primarily due to the increase in sales in 2011 vs. 2010.

As of March 31, 2011, we had $125,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During the first three months of 2011, we were able to redeem $25,000 of these investments. An additional $25,000 was redeemed in April 2011. We have obtained a revolving line of credit with a financial institution with a maturity of May 2011 that will accept these securities as collateral. The maximum amount that we may borrow is limited to 50% of the value of these auction rate securities. As of December 31, 2010, the balance of this line of credit was $75,000. In January 2011 we paid down $12,500 on this line from the proceeds of redeemed securities and in April 2011 we paid down another $12,500 on this line from the proceeds of redeemed securities.

We have no material commitments for capital expenditures.

(d)  Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2011, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 22, 2011, we completed an offering to a small group of investors of 180,000 units, each consisting of ten (10) shares of our common stock, and warrants to purchase five (5) shares of our common stock at $0.31 per share and one share for $0.38 per share. Each unit was sold for $2.50, resulting in gross proceeds of $450,000 to the company. No brokerage or placement fees were paid in connection with this offering. Frederick Duffner, our President, CEO, and a member of our Board of Directors and Robert Portman, a member of our Board of Directors, were two of the purchasers. The offering was made pursuant to exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) under the Securities Act and Rule 506 adopted pursuant to the Securities Act as a transaction not involving any public offering. We intend to use the proceeds of the offering for working capital.

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

PACIFICHEALTH LABORATORIES, INC.

By:	/S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 6, 2011