Form 10-Q
period 2011-06-30
PACIFICHEALTH LABORATORIES INC
filed 2011-08-08
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,865,257 shares of common stock, par value $0.0025, outstanding as of August 8, 2011.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,286,515	$134,165
Other short-term investments	75,000	150,000
Accounts receivable, net	981,897	416,722
Inventories, net	1,060,138	596,317
Prepaid expenses	173,522	64,780
Total current assets	3,577,072	1,361,984

Property and equipment, net	31,421	52,531

Deposits	10,895	10,895

Total assets	$3,619,388	$1,425,410

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$37,500	$75,000
Notes payable	58,761	20,670
Accounts payable and accrued expenses (Includes related
party of $91,000 and $11,000, respectively)	1,645,320	713,184
Deferred revenue	75,286	60,836
Total current liabilities	1,816,867	869,690

Stockholders' equity:
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
20,865,257 and 16,485,257 shares, respectively	52,163	41,213
Additional paid-in capital	21,279,821	20,162,969
Accumulated deficit	(19,529,463)	(19,648,462)

	1,802,521	555,720

Total liabilities and stockholders' equity	$3,619,388	$1,425,410

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues:
Net product sales	$2,245,226	$2,554,306	$3,976,837	$4,204,571

Cost of goods sold	1,250,510	1,336,291	2,211,502	2,245,670

Gross profit	994,716	1,218,015	1,765,335	1,958,901

Operating expenses:
Sales and marketing	378,612	349,262	569,043	584,347
General and administrative (Includes related party consulting
of $48,000, $0, $91,000 and $0, respectively)	511,490	734,443	1,048,474	1,508,593
Research and development	9,978	-	24,795	-
	900,080	1,083,705	1,642,312	2,092,940

Income (loss) before other (expense) income and
provision for income taxes	94,636	134,310	123,023	(134,039)

Other (expense) income:
Other income	-	4,000	2,100	4,000
Interest income	127	277	279	505
Interest expense	(2,994)	(1,862)	(6,403)	(2,971)
	(2,867)	2,415	(4,024)	1,534

Income (loss) before provision for income taxes	91,769	136,725	118,999	(132,505)

Provision for income taxes	-	-	-	-

Net income (loss)	$91,769	$136,725	$118,999	$(132,505)

Basic income (loss) per share	$0.00	$0.01	$0.01	$(0.01)

Diluted income (loss) per share	$0.00	$0.01	$0.01	$(0.01)

Weighted average common shares - basic	19,723,499	16,039,606	18,202,826	15,862,791

Weighted average common shares - diluted	19,929,921	16,039,606	18,390,201	15,862,791

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$118,999	$(132,505)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation	23,651	66,528
Bad debts	6,000	6,000
Equity instrument-based expense	32,802	80,305
Changes in assets and liabilities:
Accounts receivable	(571,175)	(82,587)
Inventories	(463,821)	190,687
Prepaid expenses	(108,742)	(53,102)
Tax loss receivable	-	303,931
Accounts payable and accrued expenses (Includes related
party of $91,000 and $0, respectively)	932,136	54,371
Deferred revenue	14,450	(239,158)
Net cash (used in) provided by operating activities	(15,700)	194,470

Cash flows from investing activities:
Proceeds from sales of other short-term investments	75,000	25,000
Purchase of property and equipment	(2,541)	(19,311)
Net cash provided by investing activities	72,459	5,689

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(37,500)	75,000
Issuances of notes payable	65,427	70,293
Repayments of notes payable	(27,336)	(19,803)
Common stock issued	1,095,000	-
Net cash provided by financing activities	1,095,591	125,490

Net increase in cash and cash equivalents	1,152,350	325,649

Cash and cash equivalents, beginning balance	134,165	281,159

Cash and cash equivalents, ending balance	$1,286,515	$606,808

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,403	$2,971

Cash paid for income taxes	$16,113	$14,450

Non-cash operating activity:
Issuance of common stock as payment for consulting services	$-	$8,590

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the SEC. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

The Company has a sales agreement with GNC, a significant customer of the Company, whereby unsold product is subject to return provisions.  In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605,”Revenue Recognition” (“ASC 605”). Certain of the products shipped are under a “pay on scan” model and revenue is deferred by the Company until such time as the customer sells through such products to the end consumer.  The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheets as of June 30, 2011 and December 31, 2010 amounted to $75,286 and $60,836, respectively.

3. Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a "Dutch auction".

Accordingly, the Company has classified such investments as other short-term investments. During the six months ended June 30, 2011, the Company redeemed $75,000 of these investments.

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

The Company has measured these investments as Level 2 inputs.

4. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$2,932	$-
Packaging supplies	13,230	58,277
Finished goods	990,348	508,174
Finished goods on consignment	53,628	29,866
	$1,060,138	$596,317

Included above are reserves against finished goods of $37,121 at both June 30, 2011 and December 31, 2010, respectively.

5. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2011	2010
Furniture and equipment	$524,384	$521,843
Molds and dies	116,366	116,366
	640,750	638,209

Less accumulated depreciation	609,329	585,678
	$31,421	$52,531

6. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2011	2010
Trade payables	$1,530,332	$512,448
Accrued expenses	114,988	190,516
Commissions payable	-	10,220
	$1,645,320	$713,184

7. Common Stock Issuances and Stock-Based Compensation

The Company accounts for equity instrument issuances (including common stock, options, and warrants) in accordance with ASC 718. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee services in share-based payment transactions and issuances of stock options to employees. The Company recorded charges of $16,401 and $38,360, respectively, in the three month periods ended June 30, 2011 and 2010, representing the effect on income (loss) from operations, income (loss) before provision for income taxes and net income (loss). The Company recorded charges of $32,802 and $80,305, respectively, in the six month periods ended June 30, 2011 and 2010, representing the effect on income (loss) from operations, income (loss) before provision for income taxes and net income (loss).

Employee Compensation

The Company recorded charges of $14,292 and $7,355 in the three month periods ended June 30, 2011 and 2010, respectively, for previously issued equity instruments to employees. The Company recorded charges of $28,584 and $14,926 in the six month periods ended June 30, 2011 and 2010, respectively, for previously issued equity instruments to employees.

The Company did not grant any options to employees during the three and six months ended June 30, 2011. The Company granted 250,000 stock options to the President during the six months ended June 30, 2010 with an exercise price of $0.122 per share. Of these options, 83,333 vested in the first quarter of 2011, 83,333 of these options vest in the first quarter of 2012, and 83,334 of these options vest in the first quarter of 2013. These options were determined to have a total fair value of approximately $22,750. Compensation expense recognized during the three and six months ended June 30, 2010 for these options amounted to $1,896 and $3,160, respectively.

The Company did not recognize any stock-based compensation as payment of directors’ fees during the three and six months ended June 30, 2011. The Company recognized $27,000 and $54,000, respectively, for the three and six month periods ended June 30, 2010 as a component of employee compensation for common shares issuable as payment of directors’ fees. The Company recognized $3,363 for the six month period ended June 30, 2010 as a component of employee compensation for common shares issuable as payment to a director of the Company for advisory services.

Non-Employee Compensation

The Company granted no stock options to consultants during the three and six months ended June 30, 2011 and 2010.

The Company recorded charges of $2,109 and $2,051, respectively, in the three month periods ended June 30, 2011 and 2010 for previously issued warrants to non-employee athlete endorsers.  The Company recorded charges of $4,218 and $4,740, respectively, in the six month periods ended June 30, 2011 and 2010 for previously issued warrants to non-employee athlete endorsers.

The Company did not grant any warrants to non-employee athlete endorsers during the three and six month periods ended June 30, 2011. The Company granted 10,000 warrants to non-employee athlete endorsers during the six month period ended June 30, 2010 with an exercise price of $0.12 per share. Of these warrants, 5,000 warrants vested in the fourth quarter of 2010 and 5,000 of these warrants vest in the fourth quarter of 2011. These warrants were determined to have a total fair value of $460. Compensation expense recognized during the three and six months ended June 30, 2010 for these warrants amounted to $58 and $116, respectively. These amounts were charged to operations and added to additional paid-in capital in accordance with ASC 718.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Employee compensation	$14,292	$36,251	$28,584	$75,449
Consultant compensation	2,109	2,109	4,218	4,856
	$16,401	$38,360	$32,802	$80,305

A summary of employee options activity under the plans as of June 30, 2011 and changes during the six-month period then ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2011	2,368,500	$0.47
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	(435,000)	0.60
Outstanding, June 30, 2011	1,933,500	$0.44	2.79	$170,720
Exercisable, June 30, 2011	796,833	$0.83	1.29	$22,083

The market value of the Company’s common stock as of June 30, 2011 was $0.30 per share.

A summary of the non-vested stock options for employees during the six months ended June 30, 2011 is as follows:

		Weighted
		Average
		Exercise Price
		Per Share
Non-vested Options	Shares	Outstanding
Non-vested, January 1, 2011	1,220,000	$0.17
Granted during the period	-	-
Vested during the period	(83,333)	0.12
Non-vested, June 30, 2011	1,136,667	$0.17

As of June 30, 2011, the total fair value of non-vested awards amounted to $105,162. The weighted average remaining period over which such options are expected to be recognized is 2.03 years.

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

On May 23, 2011, the Company closed on a private placement, of which certain officers and directors of the Company participated, that consisted of 2,580,000 shares of the Company’s common stock and warrants to purchase 1,548,000 shares of the Company’s common stock. The total proceeds received in connection with this private placement were $645,000. The warrants have a three year term. 1,290,000 of the warrants are exercisable at $0.31 per share, 258,000 of the warrants are exercisable at $0.38 per share, and all warrants are fully vested at the date of issuance.  The exercise price of the warrants would be adjusted in the event the Company declares or pays a dividend, or issues Company capital stock, other than shares of currently authorized common stock, as described in the warrant agreement.

A summary of warrant activity as of June 30, 2011 and changes during the six-month period then ended is presented below:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Warrants	Shares	Price	Value
Balance, January 1, 2011	322,500	$0.14
Granted during the period	2,628,000	0.32
Expired during the period	-	-
Outstanding, June 30, 2011	2,950,500	$0.30	$51,800
Exercisable, June 30, 2011	2,799,667	$0.31	$27,566

A summary of the non-vested warrants during the six months ended June 30, 2011 is as follows:

		Weighted
		Average
		Exercise Price
		Per Share
Non-vested Warrants	Shares	Outstanding
Non-vested, January 1, 2011	155,000	$0.14
Granted during the period	2,628,000	0.32
Vested during the period	(2,632,167)	0.32
Non-vested, June 30, 2011	150,833	$0.14

As of June 30, 2011, the total fair value of non-vested awards amounted to $10,673. The weighted average remaining period over which such options are expected to be recognized is 1.41 years.

8. Income Taxes

The Company has approximately $17,095,000 in Federal and $3,730,000 in state net operating loss carryovers available as of June 30, 2011 that can be used to offset future taxable income in calendar years 2011 through 2030. The net operating loss carryovers begin to expire in the year 2016 through the year 2030. As of June 30, 2011, the Company has fully reserved for these net operating loss carryovers.

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

The Company has recorded a liability related to uncertain tax positions in the amount of approximately $8,000 and $23,000, respectively, at June 30, 2011 and December 31, 2010 relating to certain states in which the Company is required to file state tax returns as they have effectively established nexus in these states. These amounts have been recorded as a component of accounts payable and accrued expenses on the balance sheet.

The Company’s 2008, 2009 and 2010 Federal and state income tax returns are open for examination.

9. Concentrations

The Company’s two largest customers accounted for approximately 17% and 13%, respectively, of net sales for the three months ended June 30, 2011 and the Company’s three largest customers accounted for approximately 22%, 14%, and 10%, respectively, of net sales for the three months ended June 30, 2010. The Company’s three largest customers accounted for approximately 17%, 12% and 10%, respectively, of net sales for the six months ended June 30, 2011 and the Company’s three largest customers accounted for approximately 17%, 15%, and 10%, respectively, of net sales for the six months ended June 30, 2010.  At June 30, 2011, amounts due from these three customers represented approximately 33%, 11%, and 5%, respectively, of net accounts receivable. At December 31, 2010, amounts due from these three customers represented approximately 37%, 13%, and 7%, respectively, of net accounts receivable. No other customers exceeded 10% of the respective captions noted above.

Two of the Company’s suppliers accounted for approximately 72% and 23% of total inventory purchases for the three months ended June 30, 2011 and two of the Company’s suppliers accounted for approximately 75% and 18% of total inventory purchases for the three months ended June 30, 2010. Two of the Company’s suppliers accounted for approximately 72% and 24% of total inventory purchases for the six months ended June 30, 2011 and two of the Company’s suppliers accounted for approximately 76% and 16% of total inventory purchases for the six months ended June 30, 2010.  At June 30, 2011, amounts due to these two vendors represented approximately 51% and 17%, respectively, of accounts payable and accrued expenses.  At December 31, 2010, amounts due to these two vendors represented approximately 41% and 7%, respectively, of accounts payable and accrued expenses. No other vendors exceeded 10% of the respective captions noted above.

10. Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of June 30, 2011) with a floor of 5.00%. This line is collateralized by the short-term investments. The maximum amount that the Company may borrow is limited to 50% of the value of these short-term investments.  The Company renewed this one-year revolving line of credit that now matures on May 21, 2012 in the amount of $50,000. On February 22, 2010, the Company drew down $87,500, the maximum amount allowed under this line of credit at that time. The Company paid back $12,500 of this line in May 2010, January 2011, April 2011, and May 2011, respectively.

11. CEO Separation Agreement

The Company entered into a Separation and Release Agreement with a former CEO on January 27, 2010.  Under the terms of the agreement, the former CEO agreed to provide consulting services for a period of 90 days following the date of the agreement for which he was entitled to $5,673 per week. During the one-year period commencing on January 11, 2010, the former CEO was entitled to the sum of $295,000, less the sum of consulting fees paid during such period and less any income, wages and/or salary received by him during such period in respect of full-time or substantially full-time employment.  The Company also agreed to pay the former CEO $50,000 for relocation costs under certain circumstances, the cost of life insurance premiums during the period in which he provides consulting services, and the cost of health insurance coverage for a period of six months. In the three months ended June 30, 2011 and 2010, the Company recognized $0 and $103,556, respectively, of expense under this Agreement. In the six months ended June 30, 2011 and 2010, the Company recognized $15,364 and $173,118, respectively, of expense under this Agreement.

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

13. Consulting Agreement

On February 4, 2011, the Company entered into a consulting agreement with Signal Nutrition LLC (“Signal”), a company controlled by a director of the Company, that superseded the July 27, 2010 agreement (see below).  Under terms of the Agreement, Signal will work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The Agreement has an indefinite term with an option by either party to terminate the agreement on thirty (30) days notice. The Company will pay Signal a fee of $16,000 per month, commencing March 1, 2011, during the term of the Agreement. Expense for the three months ended June 30, 2011 and 2010 is $48,000 and $0, respectively. Expense for the six months ended June 30, 2011 and 2010 is $91,000 and $0, respectively.

Included in accounts payable and accrued expenses at June 30, 2011 and December 31, 2010 is $91,000 and $11,000, respectively, relating to this agreement.

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

14. Vendor Agreement

On February 9, 2011, the Company entered into an agreement with its largest vendor whereby extended payment terms were granted to the Company up to 90 days from invoice date and up to a maximum credit limit of $750,000.  In the second quarter of 2011, the credit limit was increased to $850,000. Unpaid invoices under this agreement will bear simple interest at an annual rate of 5%, calculated on a per diem basis, during the period commencing 31 days following the invoice date until paid, payable monthly.  Additionally, the vendor has an interest in the Company’s accounts receivable.

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

Sports Performance

Our research into factors influencing exercise performance, muscle endurance, and recovery has led to the development and commercialization of a new generation of sports and recovery drinks.  The key to our technology is the specific ratio in which protein is combined with carbohydrates.  We have received two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery.  Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic athlete including:

● ENDUROX R4® Recovery Drink – Introduced in February 1999

● ACCELERADETM Sports Drink – Introduced in May 2001

● ACCEL GEL® Advanced Sports Gel – Introduced in February 2004

● 2ND SURGE® Ultra Energy Gel – Introduced in March 2011

● ACCEL RECOVERTM Muscle Recovery Bar – Introduced in March 2011

● ENDUROX® EXCEL® Natural Workout Supplement – Introduced in March 1997

● ACCELERADE HYDROTM Sports Drink with less calories and sugar – Introduced in June 2008

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

 (b) Results of Operations – Three and Six Months Ended June 30, 2011 and 2010

Revenues for the three-month period ended June 30, 2011 decreased by $309,080, or approximately 12%, to $2,245,226 from $2,554,306 for the same period in 2010. Revenues for the six months ended June 30, 2011 decreased by $227,734, or approximately 5%, to $3,976,837 from $4,204,571 for the same period in 2010. The decrease in revenues was due primarily to a change in the promotional strategy in one of our major customers this year as well as the loss of sales from FORZE that we no longer market, offset in part by the sales of our two new products, 2ND SURGE and ACCEL RECOVER. We anticipate that this major customer will return to more normalized sales levels in the third quarter.

For the three months ended June 30, 2011, gross profit margin on product sales was 44.3% compared to 47.7% for the three months ended June 30, 2010. For the six months ended June 30, 2011, gross profit margin on product sales was 44.4% compared to 46.6% for the six months ended June 30, 2010. The three and six month periods ended June 30, 2010 includes the effects of sales of $70,826 and $177,692, respectively, with no associated cost of goods sold (other than freight out) as this inventory was previously reserved in the fourth quarter of 2009. We have also been challenged this year with increased cost of goods as a result of higher protein and packaging costs.

Sales and marketing (“S & M”) expenses increased $29,350, or approximately 8%, to $378,612 for the three-month period ended June 30, 2011 from $349,262 for the three-month period ended June 30, 2010. S & M expenses increased as a percentage of product sales to approximately 17% in the three-month period ended June 30, 2011 compared to approximately 14% in the three-month period ended June 30, 2010. This increase is primarily due to increased advertising expenses as we started an aggressive advertising campaign for 2011 in the second quarter of 2011 offset by a decrease in commission expense as we discontinued our commissioned sales representation organization in the third quarter of 2010. S & M expenses decreased $15,304, or approximately 3%, to $569,043 for the six months ended June 30, 2011 from $584,347 for the six months ended June 30, 2010. S & M expenses remained constant at approximately 14% of product sales for both six month periods ended June 30, 2011 and 2010.

General and administrative (“G & A”) expenses decreased $222,953, or approximately 30%, to $511,490 for the three-month period ended June 30, 2011 from $734,443 for the three-month period ended June 30, 2010. G & A expenses decreased $460,119, or approximately 30%, to $1,048,474 for the six months ended June 30, 2011 from $1,508,593 for the six months ended June 30, 2010. Included in G & A in the three month periods ended June 30, 2011 and 2010 is approximately $0 and $104,000, respectively, paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. Included in G & A in the three month periods ended June 30, 2011 and 2010 is approximately $15,000 and $173,000, respectively, paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments ended under the terms of the Separation Agreement on January 27, 2011.  The decreases in G & A in both the three months and six months ended June 30, 2011 as compared to the same periods in 2010 is due primarily to less salaries and related personnel expenses due to decreases in the number of employees, less legal and accounting expenses due to negotiated fee arrangements, less directors fees due to the 2011 Board Compensation Policy whereby directors will not receive any compensation for 2011, and less depreciation expense due to less purchases of equipment over the last two years.

Research and development (”R & D”) expenses were $9,978 and $24,795, respectively, for the three and six month periods ended June 30, 2011 compared to $-0- for the same periods in 2010. We will continue to incur R & D expenses for the remainder of 2011 as we invest in science and new products based on this science.

We recorded net income of $91,769, or $0.00 per share (basic and diluted), for the quarter ended June 30, 2011 compared to net income of $136,725, or $0.01 per share (basic and diluted), for the quarter ended June 30, 2010. The lower net income in the quarter ended June 30, 2011 as compared to the net income in the same period in 2010 is due primarily to lower revenues in the quarter ended June 30, 2011 than in the quarter ended June 30, 2010, which was offset by reduced G & A expenses. We recorded net income of $118,999, or $0.01 per share (basic and diluted), for the six months ended June 30, 2011 compared to a net loss of ($132,505), or ($0.01) per share (basic and diluted), for the six months ended June 30, 2010. The net income for the six months ended June 30, 2011 as compared to the net loss in the same period in 2010 is due primarily to lower G & A expenses in the six months ended June 30, 2011 as compared to the same period in 2010 offset by a lower gross margin in the six months ended June 30, 2011 as compared to the same period in 2010.

(c) Liquidity and Capital Resources

At June 30, 2011, our current assets exceeded our current liabilities by approximately $1,760,000 with a ratio of current assets to current liabilities of approximately 2.0 to 1. At June 30, 2011, cash on hand was $1,286,515, an increase of $1,152,350 from December 31, 2010, primarily as the result of two private placements of our Common Stock for $1,095,000 as well as an increase in accounts receivable (net of reserves) of $565,175, an increase in inventory of $463,821 (net of reserves), an increase in prepaid expenses of $108,742, sales of other short-term investments of $75,000, repayments of a line of credit of $37,500, issuances of notes payable of $65,427, repayments of notes payable of $27,336, an increase in accounts payable and accrued expenses of $932,136, and an increase in deferred revenue of $14,450 from December 31, 2010. Accounts receivable increased as 2nd quarter 2011 sales were significantly higher than 4th quarter 2010 sales. Inventories increased due to anticipated higher sales in the 3rd quarter of 2011 compared to the 1st quarter of 2011. Accounts payable and accrued expenses increased due to better payment terms negotiated with our main inventory suppliers.

Net cash used in operating activities for the six months ended June 30, 2011 was $15,700 compared to net cash provided by operating activities for the same period in 2010 of $194,470. The net cash used in operating activities for the six months ended June 30, 2011 as compared to the net cash provided by operating activities in the same period in 2010 is due to a higher increase in accounts receivable in 2011, an increase in inventories in 2011 as opposed to a decrease in inventories in 2010 offset by a significantly higher increase in accounts payable and accrued expenses in 2011, a slight increase in deferred revenues in 2011 as compared to a large decrease in 2010, and the receipt of the net proceeds from a tax loss sale in 2010. Accounts receivable increased more in 2011 compared to the increase in 2010 primarily due to the starting accounts receivable balance being greater in 2010. Average days’ sales outstanding are approximately 32 days as of June 30, 2011 compared to approximately 34 days at June 30, 2010. Inventories increased in 2011 compared to a decrease in inventories in 2010 due to new products being introduced in 2011 as well as in anticipation of increased sales. Inventories are expected to decrease significantly over the last half of 2011. Accounts payable and accrued expenses increased significantly in 2011 due to better payment terms negotiated with our main inventory suppliers. Historically, we have funded inventory purchases through trade credit and we expect that to continue.

As of June 30, 2011, we had $75,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During the first six months of 2011, we were able to redeem $75,000 of these investments. We have obtained a revolving line of credit with a financial institution with a maturity of May 2012 that will accept these securities as collateral. The maximum amount that we may borrow is limited to 50% of the value of these auction rate securities. As of December 31, 2010, the balance of this line of credit was $75,000. In January 2011 we paid down $12,500 on this line from the proceeds of redeemed securities, in April 2011 we paid down another $12,500 on this line from the proceeds of redeemed securities, and in May 2011 we paid down another $12,500 on this line from the proceeds of redeemed securities.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2011, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2011, we completed an offering to a small group of investors of 258,000 units, each consisting of ten (10) shares of our common stock, and warrants to purchase five (5) shares of our common stock at $0.31 per share and one share for $0.38 per share.  Each unit was sold for $2.50, resulting in gross proceeds of $645,000 to the company.  No brokerage or placement fees were paid in connection with this offering.  Frederick Duffner, our President, CEO, and a member of our Board of Directors and Messrs. Robert Portman, Michael Cahr, and Lee Feldman, all members of our Board of Directors, were among the purchasers.  The offering was made pursuant to exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) under the Securities Act and Rule 506 adopted pursuant to the Securities Act as a transaction not involving any public offering.  We intend to use the proceeds of the offering for exploring strategic alternatives as well as working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit Number	Description of Exhibit
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from PacificHealth Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets (unaudited) at June 30, 2011, and December 31, 2010, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and 2010, (iii) Statements of Cash Flows (unaudited) for the six months ended June 30, 2011, and 2010

*           Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICHEALTH LABORATORIES, INC.

By:	/S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 8, 2011