Form 10-Q
period 2011-09-30
PACIFICHEALTH LABORATORIES INC
filed 2011-11-04
CIK 1000278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,865,257 shares of common stock, par value $0.0025, outstanding as of November 4, 2011.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,039,840	$134,165
Other short-term investments	75,000	150,000
Accounts receivable, net	728,414	416,722
Inventories, net	711,596	596,317
Prepaid expenses	124,726	64,780
Total current assets	2,679,576	1,361,984

Property and equipment, net	26,939	52,531

Deposits	10,895	10,895

Total assets	$2,717,410	$1,425,410

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$37,500	$75,000
Notes payable	39,354	20,670
Accounts payable and accrued expenses (Includes related party of $48,000 and $11,000, respectively)	872,507	713,184
Deferred revenue	65,801	60,836
Total current liabilities	1,015,162	869,690

Stockholders' equity:
Common stock, $.0025 par value; authorized 50,000,000 shares; issued and outstanding: 20,865,257 and 16,485,257 shares, respectively	52,163	41,213
Additional paid-in capital	21,296,223	20,162,969
Accumulated deficit	(19,646,138)	(19,648,462)

	1,702,248	555,720

Total liabilities and stockholders' equity	$2,717,410	$1,425,410

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues:
Net product sales	$1,971,624	$1,999,489	$5,948,461	$6,204,060

Cost of goods sold	1,120,865	1,123,711	3,332,367	3,369,381

Gross profit	850,759	875,778	2,616,094	2,834,679

Operating expenses:
Sales and marketing	414,453	324,056	983,496	908,403
General and administrative (Includes related party consulting of $48,000, $22,000, $139,000 and $22,000, respectively)	529,585	637,654	1,578,059	2,146,247
Research and development	16,141	-	40,936	-
	960,179	961,710	2,602,491	3,054,650

(Loss) income before other (expense) income and provision for income taxes	(109,420)	(85,932)	13,603	(219,971)

Other (expense) income:
Other income	-	-	2,100	4,000
Interest income	112	286	391	791
Interest expense	(7,367)	(1,725)	(13,770)	(4,696)
	(7,255)	(1,439)	(11,279)	95

(Loss) income before provision for income taxes	(116,675)	(87,371)	2,324	(219,876)

Provision for income taxes	-	-	-	-

Net (loss) income	$(116,675)	$(87,371)	$2,324	$(219,876)

Basic (loss) income per share	$(0.01)	$(0.01)	$0.00	$(0.01)

Diluted (loss) income per share	$(0.01)	$(0.01)	$0.00	$(0.01)

Weighted average common shares - basic	20,865,257	16,366,561	19,100,056	16,032,559

Weighted average common shares - diluted	20,865,257	16,366,561	19,330,073	16,032,559

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,324	$(219,876)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	32,968	84,361
Bad debts	9,000	9,144
Equity instrument-based expense	49,204	111,276
Changes in assets and liabilities:
Accounts receivable	(320,692)	210
Inventories	(115,279)	29,931
Prepaid expenses	(59,946)	(9,319)
Tax loss receivable	-	303,931
Accounts payable and accrued expenses (Includes related party of $48,000 and $11,000, respectively)	159,323	(2,035)
Deferred revenue	4,965	(254,205)
Net cash (used in) provided by operating activities	(238,133)	53,418

Cash flows from investing activities:
Proceeds from sales of other short-term investments	75,000	25,000
Purchase of property and equipment	(7,376)	(36,649)
Net cash provided by (used in) investing activities	67,624	(11,649)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(37,500)	75,000
Issuances of notes payable	65,427	70,293
Repayments of notes payable	(46,743)	(40,660)
Common stock issued	1,095,000	-
Net cash provided by financing activities	1,076,184	104,633

Net increase in cash and cash equivalents	905,675	146,402

Cash and cash equivalents, beginning balance	134,165	281,159

Cash and cash equivalents, ending balance	$1,039,840	$427,561

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,770	$4,696

Cash paid for income taxes	$15,636	$17,157

Non-cash operating activity:
Issuance of common stock as payment for consulting services	$-	$8,590

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the SEC. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

2. Revenue Recognition

Revenue is recognized upon the sale of products as they are sold to customers when title to the goods has passed, the price to the customer is fixed and determinable, and collection from the customer is reasonably assured. All sales revenue is recorded on a net basis, net of incentives paid and discounts offered to customers, and excludes sales tax collected from being reported as sales revenue and sales tax remitted from being reported as a cost.

The Company has a sales agreement with GNC, a significant customer of the Company, whereby unsold product is subject to return provisions.  In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605,”Revenue Recognition” (“ASC 605”). Certain of the products shipped are under a “pay on scan” model and revenue is deferred by the Company until such time as the customer sells through such products to the end consumer.  The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheets as of September 30, 2011 and December 31, 2010 amounted to $65,801 and $60,836, respectively.

3. Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a "Dutch auction".

Accordingly, the Company has classified such investments as other short-term investments. During the nine months ended September 30, 2011, the Company redeemed $75,000 of these investments.

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

The Company has measured these investments as Level 2 inputs.

4. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$2,505	$-
Packaging supplies	14,540	58,277
Finished goods	647,223	508,174
Finished goods on consignment	47,328	29,866
	$711,596	$596,317

Included above are reserves against finished goods of $37,121 at both September 30, 2011 and December 31, 2010, respectively.

5. Property and Equipment

       Property and equipment consist of the following:

	September 30,	December 31,
	2011	2010
Furniture and equipment	$529,219	$521,843
Molds and dies	116,366	116,366
	645,585	638,209

Less accumulated depreciation	618,646	585,678
	$26,939	$52,531

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2011	2010
Trade payables	$777,981	$512,448
Accrued expenses	94,526	190,516
Commissions payable	-	10,220
	$872,507	$713,184

7. Common Stock Issuances and Stock-Based Compensation

The Company accounts for equity instrument issuances (including common stock, options, and warrants) in accordance with ASC 718. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee services in share-based payment transactions and issuances of stock options to employees. The Company recorded charges of $16,402 and $30,971, respectively, in the three month periods ended September 30, 2011 and 2010, representing the effect on loss from operations, loss before provision for income taxes and net loss. The Company recorded charges of $49,204 and $111,276, respectively, in the nine month periods ended September 30, 2011 and 2010, representing the effect on income (loss) from operations, income (loss) before provision for income taxes and net income (loss).

Employee Compensation

The Company recorded charges of $14,292 and $7,355 in the three month periods ended September 30, 2011 and 2010, respectively, for previously issued equity instruments to employees. The Company recorded charges of $42,876 and $22,281 in the nine month periods ended September 30, 2011 and 2010, respectively, for previously issued equity instruments to employees.

The Company did not grant any options to employees during the three and nine months ended September 30, 2011. The Company granted 500,000 stock options to employees during the three months ended September 30, 2010 with an exercise price of $0.145 per share. Of these options, 166,664 of these options vested in the third quarter of 2011; 166,667 of these options vest in the third quarter of 2012; and 166,669 of these options vest in the third quarter of 2013. The Company granted 750,000 stock options to employees during the nine months ended September 30, 2010 with exercise prices ranging from $0.122 per share to $0.145 per share. Of these options, 83,333 vested in the first quarter of 2011; 166,664 of these options vested in the third quarter of 2011; 83,333 of these options vest in the first quarter of 2012; 166,667 of these options vest in the third quarter of 2012; 83,334 of these options vest in the first quarter of 2013; and 166,669 of these options vest in the third quarter of 2013. These options were determined to have a total fair value of approximately $80,750. Compensation expense recognized during the three and nine months ended September 30, 2010 for these options amounted to $3,507 and $6,667, respectively.

The Company did not recognize any stock-based compensation as payment of directors’ fees during the three and nine months ended September 30, 2011. The Company recognized $18,000 and $72,000, respectively, for the three and nine month periods ended September 30, 2010 as a component of employee compensation for common shares issuable as payment of directors’ fees. The Company recognized $3,363 for the nine month period ended September 30, 2010 as a component of employee compensation for common shares issuable as payment to a director of the Company for advisory services.

Non-Employee Compensation

The Company granted no stock options to consultants during the three and nine months ended September 30, 2011 and 2010.

The Company recorded charges of $2,110 and $2,051, respectively, in the three month periods ended September 30, 2011 and 2010 for previously issued warrants to non-employee athlete endorsers.  The Company recorded charges of $6,328 and $6,791, respectively, in the nine month periods ended September 30, 2011 and 2010 for previously issued warrants to non-employee athlete endorsers.

The Company did not grant any warrants to non-employee athlete endorsers during the three and nine month periods ended September 30, 2011. The Company did not grant any warrants to non-employee athlete endorsers during the three month period ended September 30, 2010. The Company granted 10,000 warrants to non-employee athlete endorsers during the nine month period ended September 30, 2010 with an exercise price of $0.12 per share. Of these warrants, 5,000 warrants vested in the fourth quarter of 2010 and 5,000 of these warrants vest in the fourth quarter of 2011. These warrants were determined to have a total fair value of $460. Compensation expense recognized during the three and nine months ended September 30, 2010 for these warrants amounted to $58 and $174, respectively. These amounts were charged to operations and added to additional paid-in capital in accordance with ASC 718.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Employee compensation	$14,292	$28,862	$42,876	$104,311
Consultant compensation	2,110	2,109	6,328	6,965
	$16,402	$30,971	$49,204	$111,276

A summary of employee options activity under the plans as of September 30, 2011 and changes during the nine-month period then ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2011	2,368,500	$0.47
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	(435,000)	0.60
Outstanding, September 30, 2011	1,933,500	$0.44	2.53	$142,820
Exercisable, September 30, 2011	1,050,997	$0.68	1.56	$41,291

The market value of the Company’s common stock as of September 30, 2011 was $0.28 per share.

A summary of the non-vested stock options for employees during the nine months ended September 30, 2011 is as follows:

		Weighted
		Average
		Exercise Price
		Per Share
Non-vested Options	Shares	Outstanding
Non-vested, January 1, 2011	1,220,000	$0.17
Granted during the period	-	-
Vested during the period	(337,497)	0.17
Non-vested, September 30, 2011	882,503	$0.16

As of September 30, 2011, the total fair value of non-vested awards amounted to $90,869. The weighted average remaining period over which such options are expected to be recognized is 1.80 years.

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

A summary of warrant activity as of September 30, 2011 and changes during the nine-month period then ended is presented below:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Warrants	Shares	Price	Value
Balance, January 1, 2011	322,500	$0.14
Granted during the period	2,628,000	0.32
Expired during the period	-	-
Outstanding, September 30, 2011	2,950,500	$0.30	$45,350
Exercisable, September 30, 2011	2,799,667	$0.31	$24,133

A summary of the non-vested warrants during the nine months ended September 30, 2011 is as follows:

		Weighted
		Average
		Exercise Price
		Per Share
Non-vested Warrants	Shares	Outstanding
Non-vested, January 1, 2011	155,000	$0.14
Granted during the period	2,628,000	0.32
Vested during the period	(2,632,167)	0.32
Non-vested, September 30, 2011	150,833	$0.14

As of September 30, 2011, the total fair value of non-vested awards amounted to $8,563. The weighted average remaining period over which such options are expected to be recognized is 1.18 years.

8. Income Taxes

The Company has approximately $17,207,000 in Federal and $3,844,000 in state net operating loss carryovers available as of September 30, 2011 that can be used to offset future taxable income in calendar years 2011 through 2030. The net operating loss carryovers begin to expire in the year 2016 through the year 2030. As of September 30, 2011, the Company has fully reserved for these net operating loss carryovers.

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

The Company has recorded a liability related to uncertain tax positions in the amount of approximately $9,000 and $23,000, respectively, at September 30, 2011 and December 31, 2010 relating to certain states in which the Company is required to file state tax returns as they have effectively established nexus in these states. These amounts have been recorded as a component of accounts payable and accrued expenses on the balance sheet.

The Company’s 2008, 2009 and 2010 Federal and state income tax returns are open for examination.

9. Concentrations

Significant customer sales and vendor inventory purchase concentrations are summarized as follows:

	Net Sales		Net Sales
	Three Months Ended		Nine Months Ended		A/R Balance	A/R Balance
	09/30/11	09/30/10	09/30/11	09/30/10	09/30/11	12/31/10
Customer A	14%	24%	16%	19%	33%	37%
Customer B	16%	10%	13%	15%	5%	7%
Customer C	*	*	*	10%	*	*

	Net Inventory Purchases		Net Inventory Purchases
	Three Months Ended		Nine Months Ended		A/P Balance	A/P Balance
	09/30/11	09/30/10	09/30/11	09/30/10	09/30/11	12/31/10
Vendor A	77%	76%	73%	76%	53%	41%
Vendor B	18%	18%	23%	17%	7%	7%

* - Not applicable

10. Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of September 30, 2011) with a floor of 5.00%. This line is collateralized by the short-term investments. The maximum amount that the Company may borrow is limited to 50% of the value of these short-term investments.  The Company renewed this one-year revolving line of credit that now matures on May 21, 2012 in the amount of $50,000. On February 22, 2010, the Company drew down $87,500, the maximum amount allowed under this line of credit at that time. The Company paid back $12,500 of this line in May 2010, January 2011, April 2011, and May 2011, respectively.

11. CEO Separation Agreement

The Company entered into a Separation and Release Agreement with a former CEO on January 27, 2010.  Under the terms of the agreement, the former CEO agreed to provide consulting services for a period of 90 days following the date of the agreement for which he was entitled to $5,673 per week. During the one-year period commencing on January 11, 2010, the former CEO was entitled to the sum of $295,000, less the sum of consulting fees paid during such period and less any income, wages and/or salary received by him during such period in respect of full-time or substantially full-time employment.  The Company also agreed to pay the former CEO $50,000 for relocation costs under certain circumstances, the cost of life insurance premiums during the period in which he provides consulting services, and the cost of health insurance coverage for a period of six months. In the three months ended September 30, 2011 and 2010, the Company recognized $0 and $88,750, respectively, of expense under this Agreement. In the nine months ended September 30, 2011 and 2010, the Company recognized $15,364 and $261,868, respectively, of expense under this Agreement.

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

13. Consulting Agreement

On February 4, 2011, the Company entered into a consulting agreement with Signal Nutrition LLC (“Signal”), a company controlled by a director of the Company, which superseded the July 27, 2010 agreement (see below).  Under terms of the Agreement, Signal will work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The Agreement has an indefinite term with an option by either party to terminate the agreement on thirty (30) days notice. The Company will pay Signal a fee of $16,000 per month, commencing March 1, 2011, during the term of the Agreement. Expense for the three months ended September 30, 2011 and 2010 is $48,000 and $22,000, respectively. Expense for the nine months ended September 30, 2011 and 2010 is $139,000 and $22,000, respectively.

Included in accounts payable and accrued expenses at September 30, 2011 and December 31, 2010 is $48,000 and $11,000, respectively, relating to this agreement.

On July 27, 2010, the Company entered into a consulting agreement with Signal.  Under terms of the Agreement, Signal worked with outside researchers, assisted in developing new products, and formulated sales and marketing plans for the Company. The Agreement had an initial term of six months, with options by either party to renew for an additional six months, subject, however, to the right of either party to terminate on 15 days notice. The Company paid Signal a fee of $11,000 per month, commencing September 1, 2010, during the term of the Agreement.

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

Endurance

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

 (b) Results of Operations – Three and Nine Months Ended September 30, 2011 and 2010

Revenues for the three-month period ended September 30, 2011 were $1,971,624 as compared to $1,999,489 for the same period in 2010. Revenues for the nine months ended September 30, 2011 were $5,948,461 as compared to $6,204,060 for the same period in 2010. Total endurance sales for the quarter ended September 30, 2011 were even with same period in 2010 with strong growth in some of our key channels: ecommerce up 75%, sports specialty retail up 32%, outdoor retailers up 50%, and international up 26%. This growth was offset by a reduction in inventory purchases of $250,000 by our three largest nutritional chains during the three-month period ended September 30, 2011 as well as the decrease in sales from FORZE, which we no longer market, of $35,787 and $184,039 respectively, for the three and nine months ended September 30, 2011. We also continue to see momentum from our new products, 2ND SURGE and ACCEL RECOVER, as well as with ENDUROX EXCEL Workout supplement, which we re-launched in the third quarter of 2010.

For the three months ended September 30, 2011, gross profit margin on product sales was 43.2% compared to 43.8% for the three months ended September 30, 2010. For the nine months ended September 30, 2011, gross profit margin on product sales was 44.0% compared to 45.7% for the nine months ended September 30, 2010. The nine-month period ended September 30, 2010 includes the effects of sales of $177,692 with no associated cost of goods sold (other than freight out) as this inventory was previously reserved in the fourth quarter of 2009. We have also been challenged this year with increased cost of goods as a result of higher protein and packaging costs.

Sales and marketing (“S & M”) expenses increased $90,397 to $414,453 for the three-month period ended September 30, 2011 from $324,056 for the three-month period ended September 30, 2010. S & M expenses increased $75,093 to $983,496 for the nine months ended September 30, 2011 from $908,403 for the nine months ended September 30, 2010. These increases are primarily due to increased advertising expenses as part of our 2011 marketing plan, offset by a decrease in commission expense as we discontinued our commissioned sales representation organization in the third quarter of 2010.

General and administrative (“G & A”) expenses decreased $108,069, or approximately 17%, to $529,585 for the three-month period ended September 30, 2011 from $637,654 for the three-month period ended September 30, 2010. G & A expenses decreased $568,188, or approximately 26%, to $1,578,059 for the nine months ended September 30, 2011 from $2,146,247 for the nine months ended September 30, 2010. Included in G & A in the three month periods ended September 30, 2011 and 2010 is approximately $0 and $89,000, respectively, paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. Included in G & A in the nine month periods ended September 30, 2011 and 2010 is approximately $15,000 and $262,000, respectively, paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments ended under the terms of the Separation Agreement on January 27, 2011. The decreases in G & A in both the three months and nine months ended September 30, 2011 as compared to the same periods in 2010 is also due to less salaries and related personnel expenses due to decreases in the number of employees, lower legal and accounting expenses due to negotiated fee arrangements, lower directors fees due to the 2011 Board Compensation Policy whereby directors will not receive any compensation for 2011, and lower depreciation expense due to less purchases of equipment over the last two years.

Research and development (“R & D”) expenses were $16,141 and $40,936, respectively, for the three and nine month periods ended September 30, 2011 compared to $-0- for the same periods in 2010. We will continue to incur R & D expenses for the remainder of 2011and into 2012 as we invest in science and new products based on this science.

We recorded a net loss of ($116,675), or ($0.01) per share (basic and diluted), for the quarter ended September 30, 2011 compared to a net loss of ($87,371), or ($0.01) per share (basic and diluted), for the quarter ended September 30, 2010. The greater net loss in the quarter ended September 30, 2011 as compared to the same period in 2010 is due primarily to lower revenues and higher S & M expenses offset by lower G & A expenses in the quarter ended September 30, 2011 than in the quarter ended September 30, 2010. We recorded net income of $2,324, or $0.00 per share (basic and diluted), for the nine months ended September 30, 2011 compared to a net loss of ($219,876), or ($0.01) per share (basic and diluted), for the nine months ended September 30, 2010. The net income for the nine months ended September 30, 2011 as compared to the net loss in the same period in 2010 is due primarily to lower G & A expenses in the nine months ended September 30, 2011 as compared to the same period in 2010 offset by lower revenues in the nine months ended September 30, 2011 as compared to the same period in 2010.

(c) Liquidity and Capital Resources

At September 30, 2011, our current assets exceeded our current liabilities by approximately $1,664,000 with a ratio of current assets to current liabilities of approximately 2.6 to 1. At September 30, 2011, cash on hand was $1,039,840, an increase of $905,675 from December 31, 2010, primarily as the result of two private placements of our Common Stock for $1,095,000 as well as an increase in accounts receivable (net of reserves) of $311,692, an increase in inventory of $115,279 (net of reserves), an increase in prepaid expenses of $59,946, sales of other short-term investments of $75,000, repayments of a line of credit of $37,500, issuances of notes payable of $65,427, repayments of notes payable of $46,743, an increase in accounts payable and accrued expenses of $159,323, and an increase in deferred revenue of $4,965 from December 31, 2010. Accounts receivable increased as 3rd quarter 2011 sales were significantly higher than 4th quarter 2010 sales. Inventories increased due to higher sales in the 3rd quarter of 2011 compared to the 4th quarter of 2010. Accounts payable and accrued expenses increased due to better payment terms negotiated with our main inventory suppliers.

Net cash used in operating activities for the nine months ended September 30, 2011 was $238,133 compared to net cash provided by operating activities for the same period in 2010 of $53,418. The net cash used in operating activities for the nine months ended September 30, 2011 as compared to the net cash provided by operating activities in the same period in 2010 is due to an increase in accounts receivable in 2011, an increase in inventories in 2011 as opposed to a decrease in inventories in 2010 offset by an increase in accounts payable and accrued expenses in 2011, a slight increase in deferred revenues in 2011 as compared to a large decrease in 2010, and the receipt of the net proceeds from a tax loss sale in 2010. Accounts receivable increased in 2011 compared to the increase in 2010 primarily due to the implementation of customers taking advantage of early payment discounts starting in early 2010. Average days’ sales outstanding are approximately 26 days as of September 30, 2011 compared to approximately 29 days at December 31, 2010. Inventories increased in 2011 compared to a decrease in inventories in 2010 due to new products being introduced in 2011 as well as anticipated increased sales. Inventories are expected to decrease significantly in the last quarter of 2011. Accounts payable and accrued expenses increased in 2011 due to better payment terms negotiated with our main inventory suppliers. Historically, we have funded inventory purchases through trade credit and we expect that to continue.

As of September 30, 2011, we had $75,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During the first nine months of 2011, we were able to redeem $75,000 of these investments. We have obtained a revolving line of credit with a financial institution with a maturity of May 2012 that will accept these securities as collateral. The maximum amount that we may borrow is limited to 50% of the value of these auction rate securities. As of December 31, 2010, the balance of this line of credit was $75,000. In January 2011 we paid down $12,500 on this line from the proceeds of redeemed securities, in April 2011 we paid down another $12,500 on this line from the proceeds of redeemed securities, and in May 2011 we paid down another $12,500 on this line from the proceeds of redeemed securities.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2011, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following financial information from PacificHealth Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets (unaudited) at September 30, 2011, and December 31, 2010, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2010, (iii) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010

*           Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICHEALTH LABORATORIES, INC.

By:	/S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 4, 2011