Form 10-K
period 2011-12-31
PACIFICHEALTH LABORATORIES INC
filed 2012-03-09
CIK 1000278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). ☐ Yes ☒ No

The issuer’s revenues for its most recent fiscal year were $6,914,818.

At June 30, 2011, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $4,726,334.

As of March 6, 2012, the issuer had 20,871,772 shares of common stock outstanding.

PACIFICHEALTH LABORATORIES, INC.

FORM 10-K

Fiscal Year Ended December 31, 2011

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

These and other forward-looking statements are primarily in the sections entitled "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Item 1 - Business." Generally, you can identify these statements because they use phrases like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report.

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

PacificHealth Laboratories (hereinafter referred to as the “Company”, “us”, or “we”) is a leading nutrition company that was incorporated in the State of Delaware in April 1995. We focus on the development, marketing, and selling of patented premium nutrition tools that enable our consumers to enhance their health, improve their performance, and reach their athletic goals. Our principal areas of focus are sports performance through proper hydration, fueling, energy, and recovery. Our products can be marketed without prior Food and Drug Administration (“FDA”) approval under current regulatory guidelines. Going forward, we expect to become a more commercially-oriented consumer driven company that derives performance from its brands and science-based nutrition technology.

1(b)	Business of the Issuer

We are a pioneer in the development of patented protein-based nutritional products that activate biochemical pathways to enhance muscle endurance and additionally the specific peptides involved in appetite regulation. We employ multiple strategies for the commercialization of our technologies including: 1) launching a brand via highly targeted consumer channels, 2) licensing the technology to a major consumer products company, or 3) a combination of both 1 and 2.

Endurance

Our research into factors influencing exercise performance, muscle endurance, and recovery has led to the development and commercialization of a new generation of sports and recovery drinks. The key to our technology is the specific ratio in which protein is combined with carbohydrates. We have received two patents on this technology and over 18 studies have been published demonstrating that products based on this technology can extend endurance, reduce muscle damage, improve rehydration, and accelerate muscle recovery. Our research in exercise performance has led to the introduction and commercialization of a number of products for the aerobic athlete including:

·	ENDUROX® EXCEL® Natural Workout Supplement – Introduced in March 1997

·	ENDUROX R4® Recovery Drink – Introduced in February 1999

·	ACCELERADETM Sports Drink – Introduced in May 2001

·	ACCEL GEL® Advanced Sports Gel – Introduced in February 2004

·	ACCELERADE HYDROTM Sports Drink with less calories and sugar – Introduced in June 2008

·	2ND SURGE® Ultra Energy Gel – Introduced in March 2011

·	ACCEL RECOVERTM Muscle Recovery Bar – Introduced in March 2011

In the first quarter of 2011, we launched two new products: 2ND SURGE and ACCEL RECOVER. 2ND SURGE is an energy gel that is an all-natural product specifically formulated to delay the onset of both muscle and brain fatigue. The product’s proprietary formula contains rapidly acting carbohydrates, specific proteins, caffeine and selected antioxidants that are proven to increase the delivery of critical nutrients to brain and muscle cells, maintain metabolic energy needs, inhibit the release of fatigue signals in the brain, and reduce muscle damage, an important trigger for the release of fatigue signals. ACCEL RECOVER is a bar nutritionally engineered for maximum muscle recovery with a breakthrough formula that incorporates a unique blend of three carbohydrates to rapidly and completely replenish depleted muscle glycogen stores, a proprietary combination of three proteins enriched with glutamine, arginine and leucine, the amino acids that drive the repair and rebuilding of muscle protein and the rapid transport of nutrients to muscles, medium-chain triglycerides that rapidly convert into energy rather than fat and antioxidants to protect muscles from free-radical damage and to regenerate the body’s natural antioxidant pathways.

Weight Regulation

At the present time we have no plans to commercialize any of our weight regulation technology.

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

(c) ACCEL GEL Sports Gel

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

(e) 2ND SURGE Energy Gel

2ND SURGE was introduced in March 2011 and is an all-natural energy gel specifically formulated to delay the onset of both muscle and brain fatigue. 2ND SURGE’s proprietary formula contains rapidly acting carbohydrates, specific proteins, caffeine, and selected antioxidants that are proven to increase the delivery of critical nutrients to brain and muscle cells, maintain metabolic energy needs, inhibit the release of fatigue signals in the brain, and reduce muscle damage, an important trigger for the release of fatigue signals.

(f) ACCEL RECOVER Recovery Bar

ACCEL RECOVER was introduced in March 2011 and is an all-natural bar nutritionally engineered for maximum muscle recovery. ACCEL RECOVER’s formula incorporates a unique blend of three carbohydrates to rapidly and completely replenish depleted muscle glycogen stores; includes a proprietary combination of three proteins enriched with glutamine, arginine and leucine, the amino acids that drive the repair and rebuilding of muscle protein and the rapid transport of nutrients to muscles; contains medium-chain triglycerides, which rapidly convert into energy rather than fat; and has antioxidants to protect muscles from free-radical damage and to regenerate the body’s natural antioxidant pathways.

(g) ACCELERADE HYDRO Lower Calorie Sports Drink

ACCELERADE HYDRO was introduced in June 2008 and is a low-calorie alternative to refueling during workouts. ACCELERADE HYDRO contains 30% fewer calories and 55% less sugar than regular sports drinks while still including the patented 4:1 ratio of four parts carbohydrate to one part protein.

All of our products are distributed in health foods chains (GNC, Vitamin Shoppe, and Vitamin World), sporting goods retailers (REI), cycling stores and catalogs (Performance Bike), running stores and catalogs (Road Runner Sports), and sports specialty stores.

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

In the years ended December 31, 2011 and 2010 our expenditures for product advertising and promotion were approximately $565,000 and $213,000, respectively.

1(b)(iii) Status of Publicly Announced New Products

The status of all products that have been the subject of or mentioned in public announcements by us in the past year are discussed above under the caption “1(b)(i) - Principal Products and Markets”.

1(b)(iv) Competition

In the sports performance market we only manufacture and distribute powder versions of ACCELERADE and ENDUROX R4 as well as ACCEL GEL. Our primary marketing focus is the serious endurance athlete (cyclist, runner, triathlete and swimmer), as well as team sports. Our secondary focus is to expand to a broader audience to include outdoor and fitness. There are a number of companies that currently market products that compete with ACCELERADE and ENDUROX R4. The major companies include Hammer Nutrition, Cytosport, PowerBar, EAS, and Clif Bar. Increased competitive activity from such companies could make it more difficult for us to establish market share since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities than we do.

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

1(b)(vi) Dependence on Major Customers

GNC and Performance Inc. accounted for approximately 15% and 12%, respectively, of net sales in 2011 and 33% and 0%, respectively, of net accounts receivable at December 31, 2011. Deferred revenue for consigned inventory at GNC was $56,170 as of December 31, 2011. The loss of these customers, a significant reduction in purchase volume by these customers, or the financial difficulty of such customers, for any reason, could significantly reduce our revenues. We have no agreement with or commitment from either of these customers with respect to future purchases.

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

The patent inventor for all of our patents is our former CEO, Dr. Robert Portman. Our policy is to have all patents assigned to us upon filing. Patent Nos. 6,051,236 and 6,989,171 above have been assigned to Mott’s. To the extent we do not have patents on our products, there can be no assurance that another company will not replicate one or more of our products nor is there any assurance that existing or future patents will provide meaningful protection or significant competitive advantages over competing products. For example, our use patent on ciwujia would not prevent the sale of a product containing that herb with a claim or for a use that was not covered by our patent. The expense to enforce any patent against an infringer could be prohibitive.

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

1(b)(x) Expenditures for Research and Development

Our research and development (“R & D”) expenditures in the past two fiscal years, exclusive of market research and marketing related expenditures, were approximately as follows: 2011 - $47,000; 2010 - $4,000. R & D expenses are expected to remain consistent with current levels in 2012 as we continue to go back to being science-driven and launch new products.

1(b)(xi) Compliance with Environmental Laws

Except as described above under Item 1(b)(viii) and (ix), we are not aware of any administrative or other costs that we may incur which are directly related to compliance with environmental laws, and we have not experienced any other significant effect from the impact of environmental laws.

1(b)(xii) Employees

At the present time, we have eight (8) full time employees and one (1) part time employee. Of these, two employees are executive, four are in sales and marketing, and two are in accounting, operations and administration. We may employ a number of consultants who devote limited portions of their time to our business. None of our employees are represented by a union and we believe that our employee relations are good.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we have elected scaled disclosure reporting and therefore are not required to provide information required by this Item1A.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have an amended lease agreement for office space in Matawan, NJ for the rental of 3,200 square feet expiring December 2013. Rent, including utilities, is $78,000 annually.

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

The following table sets forth the high and low sales prices of our common stock since January 1, 2010, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

Year ended December 31, 2011	High	Low

First Quarter	$0.30	$0.19
Second Quarter	$0.45	$0.12
Third Quarter	$0.37	$0.19
Fourth Quarter	$0.42	$0.16

Year ended December 31, 2010	High	Low

First Quarter	$0.14	$0.08
Second Quarter	$0.15	$0.07
Third Quarter	$0.20	$0.06
Fourth Quarter	$0.22	$0.13

On March 6, 2012, the closing price of our common stock as reported by the OTC Bulletin Board was $0.25 per share.

5(b)	Holders

As of March 6, 2012, there were 97 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our stock as many beneficial holders have their stock in “street name”.

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

We did not repurchase any shares of our common stock in 2011.

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

7(b)	Results of Operations - Years Ended December 31, 2011 and 2010

Revenues decreased 4% for the year ended December 31, 2011 to $6,914,818 from $7,200,960 for the year ended December 31, 2010. Total endurance sales for the year ended December 31, 2011 were only down 1% compared to the year ended December 31, 2010. This decrease in sales is primarily due to a reduction in inventory purchases of approximately $470,000 by our three largest customers for the year ended December 31, 2011 as compared to the same period on 2010. FORZE, which we no longer market, had a decrease in sales of approximately $223,000 for the year ended December 31, 2011 as compared to the same period in 2010. We also continue to see momentum from our new products, 2ND SURGE and ACCEL RECOVER, as well as with ENDUROX EXCEL Workout supplement, which we re-launched in the third quarter of 2010.

For the year ended December 31, 2011, gross profit margin on product sales was 43.2% compared to 43.9% for the year ended December 31, 2010. The year ended December 31, 2010 includes the effects of sales of $177,692 with no associated cost of goods sold (other than freight out) as this inventory was previously reserved in the fourth quarter of 2009. We have also been challenged this year with increased cost of goods as a result of higher protein and packaging costs. These challenges are expected to continue in 2012.

Sales and marketing (“S & M”) expenses increased $92,185, or approximately 8%, to $1,258,656 for the year ended December 31, 2011 from $1,166,471 for the year ended December 31, 2010. The increase is primarily due to increased advertising expenses as part of our 2011 marketing plan, offset by a decrease in commission expense as we discontinued our commissioned sales representation organization in the third quarter of 2010.

General and administrative (“G & A”) expenses decreased $597,807, or approximately 22%, to $2,155,705 for the year ended December 31, 2011 from $2,753,512 for the year ended December 31, 2010. Included in G & A in the years ended December 31, 2011 and 2010 is approximately $15,000 and $336,000, respectively, paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments ended under the terms of the Separation Agreement on January 27, 2011. The decrease in G & A for the year ended December 31, 2011 as compared to the same period in 2010 is also due to less salaries and related personnel expenses due to decreases in the number of employees, lower legal and accounting expenses due to negotiated fee arrangements, lower directors fees due to the 2011 Board Compensation Policy whereby directors will not receive any compensation for 2011, and lower depreciation expense due to less purchases of equipment over the last two years.

Research and development (“R & D”) expenses were $47,380 in the year ended December 31, 2011 compared to $4,000 for the year ended December 31, 2010. We expect R & D expenses to remain at the 2011 levels as we invest in the latest science to produce products that address current athlete needs.

Interest expense was $14,695 for the year ended December 31, 2011 compared to $6,122 for the year ended December 31, 2010. The increase in interest expense is due to financing from one of our major vendors on our inventory purchases.

As a result of the foregoing, we recorded a net loss of $486,311, or ($0.02) per share basic and diluted, for the year ended December 31, 2011, compared to a net loss of $761,422, or ($0.05) per share basic and diluted, for the year ended December 31, 2010.

7(c)	Liquidity and Capital Resources

At December 31, 2011, our current assets exceeded our current liabilities by approximately $1,193,000 with a ratio of current assets to current liabilities of approximately 2.8 to 1. At December 31, 2011, cash on hand was $745,904, an increase of $611,739 from December 31, 2010, primarily as the result of two private placements of our common stock for $1,095,000 as well as from sales of other short-term investments of $75,000, a decrease in accounts receivable (net of reserves) of $47,346, a decrease in inventory of $24,914 (net of reserves), an increase in prepaid expenses of $26,669, repayments of a line of credit of $37,500, issuances of notes payable of $65,427, repayments of notes payable of $66,418, a decrease in accounts payable and accrued expenses of $166,472, and a decrease in deferred revenue of $4,666 from December 31, 2010. Accounts receivable decreased due to lower sales in the 4th quarter of 2011 versus the same period in 2010. Inventories decreased due to better inventory management. Accounts payable and accrued expenses decreased due to lower inventory levels as well as using the proceeds from the private placements to pay down payables.

Net cash used in operating activities for the year ended December 31, 2011 was $503,958 compared to net cash used in operating activities for the same period in 2010 of $214,263. The greater net cash used in operating activities for the year ended December 31, 2011 is as compared to the same period in 2010 is due to a lower net loss in 2011 offset by the receipt of the net proceeds from a tax loss sale in 2010 as well as much smaller decreases in accounts receivable and inventories in 2011 offset by smaller decreases in accounts payable and accrued expenses and deferred revenues in 2011. Accounts receivable decreased less in 2011 as compared to 2010 primarily due to the implementation of customers taking advantage of early payment discounts starting in early 2010. Inventories decreased less in 2011 compared to 2010 due to better inventory management. Accounts payable and accrued expenses decreased less in 2011 due to better payment terms negotiated with our main inventory suppliers. Historically, we have funded inventory purchases through trade credit and we expect that to continue.

At December 31, 2011, we have $75,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. During 2011, we were able to redeem $75,000 of these investments with no gain or loss. Redemptions of these securities are currently difficult to complete due to difficult credit market conditions. We have obtained a revolving line of credit with a financial institution with a maturity of May 2012 that will accept these securities as collateral. The maximum amount that we may borrow is limited to 50% of the value of these auction rate securities. The current balance on this line of credit is $37,500.

In 2011, capital expenditures amounted to $15,812 consisting mostly of office equipment. We have no material commitments for capital expenditures.

7(d)	Impact of Inflation

We expect to be able to pass inflationary increases for raw materials and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business. However, this expectation is based more on observations of our competitors' historic operations than our own experience.

7(e)	Seasonality

Sports nutrition products tend to be seasonal, especially in the colder climates. Lower sales are typically realized during the first and fourth quarters and higher sales are typically realized during the second and third quarters. We also plan our advertising and promotional campaigns for all of our products around these seasonal demands. We believe that the impact of new product introductions and marketing promotions associated with the introduction of new products will have a far greater impact on our operations than industry and product seasonality.

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

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period covered thereby. Actual results could differ from those estimates.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial information required in response to this Item of Form 10-K is set forth at pages F-1 through F-18 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of our management, including our President and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the evaluation, the President and CFO have concluded that, as of December 31, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in Internal Controls Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10(a)	Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Position

Frederick Duffner	CEO, President and Director
Stephen P. Kuchen	Chief Financial Officer, Treasurer, and Secretary
Robert Portman, Ph.D.	Director [2]
Michael Cahr	Director [1,2]
Lee Feldman	Director [1,2]
Marc Particelli	Director [1,2]

1 Member of Audit Committee

2 Member of Compensation Committee

Marc Particelli resigned from the Board on March 24, 2011.

MANAGEMENT AND DIRECTORS

FREDERICK DUFFNER, age 55, was named President and a Director in January 2010 and promoted to Chief Executive Officer on August 30, 2010. Mr. Duffner served as our Senior Vice President of Sales since August 2008. Before joining PacificHealth, Mr. Duffner directed his own sales and marketing company, Duffner & Associates, servicing several clients including NutriSystem Inc. Prior to founding Duffner & Associates in 2004, Mr. Duffner was Senior Vice President of Customer Management at Atkins Nutritionals for 4 years, responsible for the expansion into the food, drug, and mass channels and growing their sales volume 10 times to over $500 million. Prior to Atkins, Mr. Duffner was responsible for total sales of the Revlon Beauty Business where he had spent 13 years.

STEPHEN P. KUCHEN, age 51, has served as Vice President of Finance, Chief Financial Officer, Treasurer and Secretary since June 2000. Mr. Kuchen also served as a Director from June 2000 until May 2008 and Chief Operating Officer from September 2004 until January 1, 2008. Mr. Kuchen initially joined us in February of 2000 as Controller. Prior to joining us, Mr. Kuchen was employed from 1996 to 1999 as the Controller of Able Laboratories, a public company located in South Plainfield, New Jersey that manufactured and sold generic pharmaceuticals. Prior to his employment by Able Laboratories, Mr. Kuchen was the Controller of Jerhel Plastics, a privately owned manufacturer of women's compact cases from 1993 to 1996. Mr. Kuchen is a graduate of Seton Hall University in South Orange, NJ, and is a Certified Management Accountant.

DR. ROBERT PORTMAN, age 67, currently serves as a Director. Since August 1, 2008, Dr. Portman has been Managing Principal of Signal Nutrition, a research and development company. He served as our Chief Executive Officer and Chief Scientific Officer from June 2005 through July 2008 and Chairman of the Board of Directors and Chief Scientific Officer since September 2004. He served as President from June 2005 through the end of calendar year 2007. From our inception to September 2004, Dr. Portman served as our President, Chief Executive Officer, and Chairman of the Board of Directors. Dr. Portman has a Ph.D. in Biochemistry and worked as a senior scientist at Schering Laboratories before co-founding M.E.D. Communications in 1974. In 1987, Dr. Portman started a consumer agency and, in 1993, he merged both agencies to form C&M Advertising with billings in excess of $100 million. Dr. Portman is coauthor of two books, Nutrient Timing and The Performance Zone. He has authored hundreds of articles on the role of nutrition in improving sports performance. He is a frequent guest on TV and radio and has been a keynote speaker at national coaches meetings on how nutritional intervention during and after exercise can improve athletic performance and speed muscle recovery. As the former Chief Scientific Officer of PacificHealth Laboratories, he obtained 12 patents for nutritional inventions to improve sports performance as well as to control appetite and help in the management of Type II diabetes.

MICHAEL CAHR, age 72, was appointed to the Board of Directors in April 2002. Since September 2004, Mr. Cahr has been a General Partner at Focus Equity Partners, a private equity investment and management firm that acquires middle market companies and assists them in reaching their performance potential. Prior to Focus, he was President of Saxony Consultants, a company that provides financial and marketing expertise to organizations in the United States and abroad. From February 2000 to March 2002, Mr. Cahr served as President and Chief Executive Officer of Ikadega, Inc., a Northbrook, Illinois server technology company developing products and services for the healthcare, data storage and hospitality fields. Mr. Cahr was Chairman of Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical information from September 1997 through March 1999 and President, CEO and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology, healthcare services, biotech and medical services from October 1987 to June 1994.

LEE FELDMAN, age 44, was appointed to the Board of Directors in March 2011. In 2006, Mr. Feldman founded and is the Managing Partner of Twin Lakes Capital, a private equity firm focused on branded consumer products, media and business services. Mr. Feldman is the CEO and a board member of MacKenzie-Childs, the iconic American luxury home furnishings company which designs, manufactures and markets tabletop, furniture and other home furnishings, named to these positions when Twin Lakes led the acquisition of the business in May 2008. Mr. Feldman is also the Chairman of the Board of Gaming VC Holdings (LSE: GVC.L) and a member of the boards of directors of RM Auctions and LRN. Prior to co-founding Twin Lakes, Feldman had extensive experience in private equity, consumer brands and media. Mr. Feldman was a partner in the private equity firm Softbank Capital Partners, ran corporate development at a major media company and was a member of the senior management team of two leveraged roll-ups. Mr. Feldman began his career as a corporate lawyer at a major New York City law firm and has a B.A. and J.D. from Columbia University.

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

There were no material changes to the procedures for nomination of directors by the Company’s security holders during the year ended December 31, 2011.

10(f)	Audit Committee

The Board of Directors has established a separately designated, standing Audit Committee that performs the role described in section 3(a)(58)(A) of the Exchange Act. During the fiscal year ended December 31, 2011, the Audit Committee consisted of Michael Cahr and Lee Feldman. Messrs. Cahr and Feldman met the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act.

10(g)	Audit Committee Financial Expert

Michael Cahr, a member of the Audit Committee of our Board of Directors, is the Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-K. Mr. Cahr is “independent” as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

10(h)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and any persons who own more than ten percent of our common stock, file with the Securities and Exchange Commission, or SEC, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors, executive officers and beneficial owners during the fiscal year ended December 31, 2011 were filed on a timely basis.

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

The table below sets forth information concerning compensation paid to executive officers Frederick Duffner, Jason Ash, Dr. Robert Portman and Stephen Kuchen in 2011 and 2010 as well as one other highly compensated non-executive employees. As set forth below, our compensation program for our named executive officers and other highly compensated employees consists of base salary and discretionary option awards.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f) (1)	(g)	(h)	(i)		(j)
Frederick Duffner,	2011	$250,000	(2)	—	—	$27,800	—	—	$0	(3)	$277,800
Chief Executive Officer and President	2010	$229,083		—	—	$20,727	—	—	$0	(3)	$249,810
Jason Ash,	2011	—		—	—	—	—	—	$15,364		$15,364
Former President, Chief Executive Officer, and Director	2010	$12,292		—	—	—	—	—	$327,969	(4)	$340,261
Stephen P. Kuchen,	2011	$165,000	(5)	—	—	$9,014	—	—	$0	(3)	$174,014
Chief Financial Officer, Treasurer, and Secretary	2010	$158,100		—	—	$2,455	—	—	$0	(3)	$160,555

(1) The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2011 and 2010, in accordance with ASC 718-10-05, “Compensation - Stock Compensation” of awards of stock options and thus include amounts from awards granted in and prior to 2011. Assumptions used in the calculation of this amount are included in Note A[10] of our audited financial statements for the fiscal year ended December 31, 2011 included in Part II – Item 8, Financial Statements of this Annual Report on Form 10-K and in Note A[10] of our audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 8, 2011.

(2) On January 27, 2010, Frederick Duffner, formerly the Senior Vice President of Sales, was promoted to President and appointed a Director, following the mutual separation from employment with the Company of former CEO Jason Ash. Mr. Duffner was subsequently also named Chief Executive Officer on August 31, 2010. Mr. Duffner’s salary is set at $250,000 for 2011 and 2012.

(3) Perquisites and other personal benefits in the aggregate were less than $10,000.

(4) Under the terms of his separation agreement of January 27, 2010, Mr. Ash received $295,000 in the form of consulting expense for three months and the balance in severance over nine months. As part of this severance agreement, Mr. Ash also received $50,000 for transition costs.

(5) Mr. Kuchen’s salary is set at $170,000 for 2012.

Employment Agreements

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

We entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Ash on January 27, 2010. Under the terms of the Separation Agreement, Mr. Ash agreed to provide consulting services for a period of 90 days following the date of the Separation Agreement, and Mr. Ash was entitled to the sum of $5,673.08 per week for such consulting services. During the one-year period commencing on January 11, 2010, Mr. Ash was entitled to the sum of $295,000, less the sum of consulting fees paid during such period and less any income, wages and/or salary received by Mr. Ash during such period in respect of full-time or substantially full-time employment. We also agreed to pay Mr. Ash up to $50,000 for relocation costs under certain circumstances, the cost of life insurance premiums during the period in which he provides consulting services and the cost of health insurance coverage for a period of six months. The Separation Agreement also provided that vesting of all options previously granted to Mr. Ash ceased as of January 11, 2010. All unvested options are terminated and, with respect to options that had vested as of that date, such options are only exercisable during the 90-day period following the expiration of Mr. Ash’s consulting services.

We do not have written or unwritten employment agreements with Mr. Kuchen. His annual base salary is determined by our Compensation Committee and adjusted periodically.

Equity Awards in 2011

During 2011, our Compensation Committee recommended, and our full Board of Directors approved, stock option awards to our executive officers as follows:

Executive Officer	Number of Shares of Common Stock Underlying Options	Exercise Price	Grant Date
Stephen P. Kuchen	80,000	$0.19	December 13, 2011

The options listed above vested over a three-year period in equal, annual installments beginning on the first anniversary of the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table and its notes set forth information with respect to the value of all unexercised options previously awarded to each of the executive officers at the fiscal year end, December 31, 2011:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Frederick Duffner,	150,000	(1)	50,000	(1)	—	$0.28	07/14/2013	—	—	—	—
President, Chief	83,333	(2)	166,667	(2)	—	$0.122	01/25/2015	—	—	—	—
Executive Officer and a Director	83,333	(3)	166,667	(3)	—	$0.145	08/30/2015	—	—	—	—

Stephen P. Kuchen,	37,500	(4)	12,500	(4)	—	$0.23	09/17/2013	—	—	—	—
Chief Financial	50,000	(5)	100,000	(5)	—	$0.184	12/07/2015	—	—	—	—
Officer, Treasurer, and Secretary	—	(6)	80,000	(6)	—	$0.19	12/13/2016	—	—	—	—

(1) These options vest in four equal annual installments beginning on July 14, 2009.

(2) These options vest in three equal annual installments beginning on January 25, 2011.

(3) These options vest in three equal annual installments beginning on August 30, 2011.

(4) These options vest in four equal annual installments beginning on September 17, 2009.

(5) These options vest in three equal annual installments beginning on December 7, 2011.

(6) These options vest in three equal annual installments beginning on December 13, 2012.

Post-Termination or Change-In-Control Payments

Under our arrangement with Mr. Kuchen, in the event of a sale, merger or change in control of the Company, Mr. Kuchen will receive one-half of his annual salary and all of his options would become immediately vested. If Mr. Kuchen were terminated, Mr. Kuchen would receive one-half of his annual salary as severance.

DIRECTOR COMPENSATION

In 2011, we did not compensate any of our non-employee Directors other than Mr. Particelli of $6,000 cash for the first quarter of 2011. At December 31, 2010, we accrued $6,000 for each non-employee director which was paid in cash in 2011. For 2012, the non-employee Directors will not be paid any director fees.

Frederick Duffner, our Chief Executive Officer receives no compensation for his service as a Director because he is an employee of the Company. The compensation received by Mr. Duffner as an employee of the Company is shown in the Summary Compensation Table on page 21.

Director Compensation Table

The table below summarizes the compensation that we paid to non-employee Directors for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Marc Particelli	$6,000	—	—	—	—	—	$6,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 6, 2012, we had 20,871,772 shares of common stock outstanding. The following table sets forth information concerning the present ownership of our common stock by our directors, executive officers and each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock.

Name and Address (1)	Common Stock (2) Amount Beneficially Owned	Common Stock (2) Percentage of Class

Frederick Duffner (3) CEO, President and a Director	1,262,856	5.9%

Stephen P. Kuchen (4) Vice President, Chief Financial Officer, Secretary and Treasurer	113,196	*

Robert Portman (5) Director	2,936,854	14.1%

Name and Address (1)	Common Stock (2) Amount Beneficially Owned	Common Stock (2) Percentage of Class

Michael Cahr (6) Director	905,405	4.3%

Lee Feldman Director	400,000	1.9%

Executive Officers and Directors as a group (5 persons)	5,618,311	26.3%

*	Less than one percent

(1)	Except as otherwise indicated, the address of each person named in the above table is c/o PacificHealth Laboratories, Inc., 100 Matawan Road, Suite 150, Matawan, NJ 07747.

(2)	Common Stock includes shares issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors.

(3)	Includes 249,999 shares issuable upon the exercise of options granted under our 2010 Plan and 150,000 shares issuable upon the exercise of options not under any Incentive Stock plan (“NON-ISO”).

(4)	Includes 50,000 shares issuable upon the exercise of options granted under our 2010 Plan and 37,500 shares issuable upon the exercise of options granted not covered under any Plan (“NON-ISO”).

(5)	Does not include 449,693 shares of Common Stock owned by Jennifer Portman, Dr. Portman's wife, individually and as Trustee for his and her children, as to which Dr. Portman disclaims beneficial ownership.

(6)	Includes 20,000 shares issuable upon the exercise of options granted under our 2000 Plan.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of 2011 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,403,500	$0.25	230,000
Equity compensation plans not approved by security holders	350,000	$0.26	N/A
Total	1,753,500	$0.25	230,000

Each of our named executive officers holds some options to purchase shares of our common stock that have not been approved by our stockholders. Specifically, Mr. Duffner holds options to purchase an aggregate of 200,000 shares of our common stock, and Mr. Kuchen holds options to purchase 50,000 shares of our common stock that have not been approved by our shareholders. The terms of the non-qualified options granted to Mr. Duffner and Mr. Kuchen are similar to those of our 2000 Incentive Stock Option Plan. The material terms of the 2000 Incentive Stock Option Plan are described in Note I to our audited financial statements for the fiscal year ended December 31, 2011 included in “Part II – Item 8, Financial Statements” of this Annual Report on Form 10-K. For information about the vesting schedule and exercise prices of these options, see the footnotes in the above table captioned “Outstanding Equity Awards at Fiscal Year-End” and the description under “Equity Awards in 2011” under “Item 10, Executive Compensation” above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

During the last two fiscal years, we have not entered into any material transactions or series of transactions which, in the aggregate, would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest, nor are any such transactions presently proposed, except as follows:

(a)	On July 27, 2010, the Company entered into a consulting agreement with Signal Nutrition LLC (“Signal”), a company controlled by a director of the Company. Under terms of the Agreement, Signal worked with outside researchers, assisted in developing new products, and formulated sales and marketing plans for the Company. The Agreement had an initial term of six months, with options by either party to renew for an additional six months, subject, however, to the right of either party to terminate on 15 days notice. The Company paid Signal a fee of $11,000 per month, commencing September 1, 2010, during the term of the Agreement. Expense for 2010 was $55,000. Included in accounts payable and accrued expenses as of December 31, 2010 was $11,000 relating to this agreement.
(b)	On February 4, 2011, the Company extended this consulting agreement with Signal. Under terms of the Agreement, Signal will continue to work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The Agreement has an indefinite term with an option by either party to terminate the agreement on thirty (30) days notice. The Company will pay Signal a fee of $16,000 per month, commencing March 1, 2011, during the term of the Agreement. Expense for 2011 was $187,000. Included in accounts payable and accrued expenses as of December 31, 2011 was $32,000 relating to this agreement.

Director Independence

During 2011, the following members of our Board of Directors were independent under the relevant Marketplace Rules of The NASDAQ Stock Market LLC: Michael Cahr, Marc Particelli, and Lee Feldman. During 2011, Mr. Cahr served on the Audit Committee, the Compensation Committee, and the Nominating Committee. During 2010, Mr. Particelli served on the Audit Committee, Compensation Committee and the Nominating Committee. Messrs. Cahr, and Particelli, and Feldman satisfied the criteria set forth under the Marketplace Rules of The NASDAQ Stock Market LLC relating to the independence standards for members of the Audit Committee. The Board of Directors did not consider any transaction, relationship or arrangement not otherwise disclosed above in this Item 12 under the heading Related Transactions in determining the independence of Messrs. Cahr , Particelli, or Feldman.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

WeiserMazars LLP served as our independent auditors for the years ended December 31, 2011 and December 31, 2010. We have been billed the fees set forth below in connection with services rendered by the independent auditors to us:

Fee Category	2011		2010
Audit Fees¹		$68,501		$87,600
Audit-Related Fees[2]	$	- 0 -		$5,500
Tax Fees[3]		$13,384		$23,650
All Other Fees[4]	$	- 0 -	$	- 0 -
TOTAL		$81,885		$116,750

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

PART IV

ITEM 15.	EXHIBITS

(a)	A list of the exhibits filed as a part of this report is set forth in the Exhibit Index starting after page 26 hereof.

SUPPLEMENTAL INFORMATION

We have not sent an annual report or proxy statement to security holders in respect of the fiscal year ending December 31, 2011. Such report and proxy statement will be furnished to security holders in connection with any Annual Meeting held in 2012. Copies of such material will be furnished to the Commission when it is sent to security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PacificHealth Laboratories, Inc.

By:	/s/Frederick Duffner
Frederick Duffner, CEO and President

Date: March 9, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Frederick Duffner	Director, Chief Executive Officer
Frederick Duffner	and President	March 9, 2012
(Principal Executive Officer)

/s/Stephen P. Kuchen	Chief Financial Officer (Principal	March 9, 2012
Stephen P. Kuchen	Financial and Accounting Officer),
Treasurer and Secretary

/s/Robert Portman	Director	March 9, 2012
Robert Portman

/s/Michael Cahr	Director	March 9, 2012
Michael Cahr

/s/ Lee Feldman	Director	March 9, 2012
Lee Feldman

EXHIBIT INDEX

Incorporated
Exhibit No.		Description	by Reference
3.1	—	Certificate of Incorporation of PacificHealth Laboratories, Inc. and all amendments thereto	A

3.2	—	Amended and Restated Bylaws of PacificHealth Laboratories, Inc.	C

3.3	—	Certificate of Amendment of Certificate of Incorporation of PacificHealth Laboratories, Inc.	H

3.4		Certificate of Designations For Series A Preferred Stock	I

4.1	—	Specimen Common Stock Certificate	C

4.2	—	Stock Purchase Agreement dated June 1, 2001 between Pacific Health Laboratories, Inc. and Glaxo Wellcome International B.V.	E

10.1†	—	Incentive Stock Option Plan of 1995	A

10.2	—	Strategic Alliance Agreement between the Company and the Institute of Nutrition and Food Hygiene	A

10.3	—	Exclusive Licensing Agreement between the Company and the INFH	A

10.4	—	Shareholders Agreement	A

10.5†	—	2000 Incentive Stock Option Plan	D

10.6†		Employment Extension Agreement between PacificHealth Laboratories, Inc. and Robert Portman effective September 1, 2004, executed February 28, 2006	J
10.8		Asset Purchase Agreement dated February 22, 2006 between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment)	L

10.9		License Agreement dated February 22, 2006 between PacificHealth Laboratories, Inc. and Mott’s LLP (redacted, subject to request for confidential treatment)	L

10.10		Consulting, License and Noncompetition Agreement dated February 22, 2006 among PacificHealth Laboratories, Inc., Mott’s LLP, and Robert Portman (redacted, subject to request for confidential treatment)	L

10.11†		Option Certificate for grant to Robert Portman	M

10.12†		Option Certificate for grant to Stephen Kuchen under the PacificHealth Laboratories, Inc. 1995 Incentive Stock Option Plan.	M

10.13		Form of Stock Purchase Agreement entered into among the Company, Aquifer Opportunity Fund, L.P. and Marc C. Particelli.	N

10.14†		Form of Grant Instrument under PacificHealth Laboratories, Inc. 2000 Incentive Stock Option Plan for Adam M. Mizel.	N

10.15		Form of Grant Instrument under PacificHealth Laboratories, Inc. 2000 Incentive Stock Option Plan for Marc C. Particelli	N

10.16†		Employment Agreement, effective January 3, 2008, by and between PacificHealth Laboratories, Inc. and Jason Ash	O

10.17		Business Loan Agreement, dated April 21, 2008, by and between PacificHealth Laboratories, Inc. and Grand Bank, N.A.	P

10.18		Promissory Note, in the original principal amount of $675,000, issued on April 21, 2008 by PacificHealth Laboratories, Inc. in favor of Grand Bank, N.A.	P

10.19		Commercial Pledge Agreement, dated April 21, 2008, by and between PacificHealth Laboratories, Inc. and Grand Bank, N.A.	P

10.20		Subordination Agreement, dated April 21, 2008, by and among PacificHealth Laboratories, Inc., Robert Portman, Stephen Kuchen and Grand Bank, N.A.	P

10.21		Separation and Release Agreement, effective August 1, 2008, by and between PacificHealth Laboratories, Inc. and Robert Portman	Q

10.22†		Amendment No. 1 to Employment Agreement, by and between PacificHealth Laboratories, Inc. and Jason Ash, effective August 1, 2008	Q

10.23†		Amendment No. 2 to Employment Agreement, by and between PacificHealth Laboratories, Inc. and Jason Ash, effective June 24, 2009	R

10.24		Separation and Release Agreement, effective January 27, 2010, by and between PacificHealth Laboratories, Inc. and Jason Ash	S

10.25†		Summary of Compensation for Executive Officers of PacificHealth Laboratories, Inc.	*

23.1	—	Consent of WeiserMazars LLP	*

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer	*

32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101	—	The following financial information from PacificHealth Laboratories, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2011, and December 31, 2010, (ii) Statements of Operations for the year ended December 31, 2011 and 2010, (iii) Statements of Cash Flows for the year ended December 31, 2011 and 2010	*

*	Filed herewith

†	Management contract or management compensatory plan or arrangement.

A	Filed with Registration Statement on Form SB-2 (Registration No. 333-36379) (the “1997 SB-2”) on September 25, 1997.

B	Filed with Amendment No. 1 to the 1997 SB-2 on October 23, 1997.

C	Filed with Amendment No. 3 to the 1997 SB-2 on December 17, 1997.

D	Filed with Definitive Proxy Statement (Schedule 14A) for annual meeting held on August 16, 2000, filed on July 11, 2000.

E	Filed with Current Report on Form 8-K dated June 1, 2001, filed on June 14, 2001.

F	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2001.

G	Filed with Amendment to Current Report on Form 8-K dated June 1, 2001, filed July 5, 2001.

H	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2002.

I	Filed as Exhibit 3.1 to Current Report on Form 8-K, dated January 24, 2005, filed on January 28, 2005.

J	Filed as Exhibit 10.1 to Current Report on Form 8-K, dated and filed on September 9, 2004.

K	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2004.

L	Filed with Annual Report on Form 10-KSB for the year ended December 31, 2005.

M	Filed as Exhibit to Current Report on Form 8-K, dated December 13, 2006 and filed on December 19, 2006.

N	Filed as Exhibit to Current Report on Form 8-K, dated February 22, 2007 and filed February 27, 2007.

O	Filed as Exhibit to Current Report on Form 8-K, dated November 28, 2007 and filed December 3, 2007.

P	Filed as Exhibit to the Annual report on Form 8-K dated April 29, 2008 and filed on May 2, 2008.

Q	Filed as Exhibit to the Annual report on Form 8-K dated August 8, 2008 and filed on August 11, 2008.

R	Filed as Exhibit to Current Report on Form 8-K dated June 24, 2009 and filed July 1, 2009.

S	Filed as Exhibit to Current Report on Form 8-K, dated January 27, 2010 and filed January 29, 2010.

Note: In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-23495.

PACIFICHEALTH LABorATORIES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

PACIFICHEALTH LABORATORIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of PacificHealth Laboratories, Inc.

We have audited the accompanying balance sheets of PacificHealth Laboratories, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacificHealth Laboratories, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WeiserMazars LLP

New York, New York

March 9, 2012

PACIFICHEALTH LABORATORIES, INC.

Balance Sheets

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$745,904	$134,165
Other short-term investments	75,000	150,000
Accounts receivable, net of allowance of $38,000 as of 2011 and 2010	369,376	416,722
Inventories (including consigned inventory of approximately $42,000 and $30,000, respectively)	571,403	596,317
Prepaid expenses	91,479	64,780

Total current assets	1,853,162	1,361,984

Property and equipment, net	26,729	52,531
Deposits	10,895	10,895

TOTAL ASSETS	$1,890,786	$1,425,410

LIABILITIES
Current liabilities:
Line of credit	$37,500	$75,000
Notes payable	19,679	20,670
Accounts payable and accrued expenses (Includes related party of $32,000 and $11,000, respectively)	546,712	713,184
Deferred revenue	56,170	60,836

Total current liabilities	660,061	869,690

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2011 and 2010	-	-
Common stock, $0.0025 par value, authorized 50,000,000 shares; issued and outstanding 20,871,772 and 16,485,257 shares, respectively	52,179	41,213
Additional paid-in capital	21,313,319	20,162,969
Accumulated deficit	(20,134,773)	(19,648,462)

	1,230,725	555,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,890,786	$1,425,410

The accompanying notes should be read in conjunction with the financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Operations

	Years Ended
	December 31,
	2011	2010

Revenue:
Net product sales	$6,914,818	$7,200,960

Cost of goods sold:
Product sales	3,927,295	4,037,332

Gross profit	2,987,523	3,163,628

Operating expenses:
Sales and marketing	1,258,656	1,166,471
General and administrative (Includes related party consulting of $187,000 and $55,000, respectively)	2,155,705	2,753,512
Research and development	47,380	4,000

	3,461,741	3,923,983

Loss before other (expense) income and benefit for income taxes	(474,218)	(760,355)

Other (expense) income:
Interest income	502	1,055
Interest expense	(14,695)	(6,122)
Other income	2,100	4,000

	(12,093)	(1,067)

Loss before benefit from income taxes	(486,311)	(761,422)

Benefit from income taxes	-	-

Net loss applicable to common stockholders	$(486,311)	$(761,422)

Net loss per common share – basic and diluted	$(0.02)	$(0.05)

Weighted average shares outstanding – basic and diluted	19,545,019	16,146,664

The accompanying notes should be read in conjunction with the financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Changes in Stockholders' Equity

Years Ended December 31, 2011 and 2010

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010	-	$-	15,624,017	$39,060	$20,031,599	$(18,887,040)	$1,183,619

Share-based compensation					49,570		49,570
Common stock granted to directors			799,881	2,000	73,363		75,363
Common stock granted to certain sales reps			61,359	153	8,437		8,590
Net loss						(761,422)	(761,422)

Balance, December 31, 2010	-	-	16,485,257	41,213	20,162,969	(19,648,462)	555,720

Share-based compensation					66,316		66,316
Common stock issued			4,380,000	10,950	1,084,050		1,095,000
Warrants exercised			6,515	16	(16)		-
Net loss						(486,311)	(486,311)

Balance, December 31, 2011	-	$-	20,871,772	$52,179	$21,313,319	$(20,134,773)	$1,230,725

The accompanying notes should be read in conjunction with the financial statements

PACIFICHEALTH LABORATORIES, INC.

Statements of Cash Flows

	Years Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(486,311)	$(761,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,614	99,591
Bad debt expense	12,000	12,144
Equity instrument-based expense	66,316	124,934
Changes in:
Accounts receivable	35,346	334,422
Inventories	24,914	209,895
Prepaid expenses	(26,699)	27,922
Tax loss receivable	-	303,931
Accounts payable and accrued expenses (Includes related party of $32,000 and $11,000, respectively)	(166,472)	(320,277)
Deferred revenue	(4,666)	(245,403)

Net cash used in operating activities	(503,958)	(214,263)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	75,000	25,000
Purchase of property and equipment	(15,812)	(41,219)

Net cash provided by (used in) investing activities	59,188	(16,219)

Cash flows from financing activities:
Borrowings on line of credit	-	75,000
Repayments on line of credit	(37,500)	-
Proceeds from common stock issuance	1,095,000	-
Proceeds of notes payable	65,427	70,293
Repayments of notes payable	(66,418)	(61,805)

Net cash provided by financing activities	1,056,509	83,488

Net increase (decrease) in cash and cash equivalents	611,739	(146,994)

Cash and cash equivalents at beginning of year	134,165	281,159

Cash and cash equivalents at end of year	$745,904	$134,165

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,695	$6,122

Cash paid for income taxes	$16,396	$17,157

Non-cash operating activity:
Issuance of common stock as payment for consulting services	$-	$8,590

Issuance of common stock to non-employees from cashless warrant exercises	$1,250	$-

The accompanying notes should be read in conjunction with the financial statements

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements

December 31, 2011 and 2010

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

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year. The dilutive effect of the outstanding stock warrants and options is computed using the treasury stock method. For the year ended December 31, 2011, diluted loss per share did not include the effect of 1,753,500 options outstanding and 2,890,500 warrants outstanding, respectively, as their effect would be anti-dilutive. For the year ended December 31, 2010, diluted loss per share did not include the effect of 2,368,500 options outstanding and 322,500 warrants outstanding, respectively, as their effect would be anti-dilutive.

[7]	Revenue recognition:

Revenue is recognized upon the sale of products as they are sold to customers when title to the goods has passed, the price to the customer is fixed and determinable, and collection from the customer is reasonably assured. All sales revenue is recorded on a net basis, net of incentives paid and discounts offered to customers, and exclude sales tax collected from being reported as sales revenue and sales tax remitted from being reported as a cost.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements

December 31, 2011 and 2010

The Company has a purchasing agreement with a significant customer for certain products that are sold on a “pay on scan” basis. The Company recognizes revenue for these products when its major customer sells through these products to the consumer. As of December 31, 2011 and 2010, shipments to this customer amounting to $56,170 and $60,836, respectively, have been reflected as deferred revenue in the Company’s balance sheet.

[8]	Research and development:

Costs of research and development activities are expensed as incurred.

[9]	Advertising costs:

Advertising costs are expensed as incurred. During 2011 and 2010, the Company recorded advertising expense of $564,689 and $213,132, respectively.

[10]	Stock-based compensation:

The Company accounts for equity instrument issuances (including common stock, options, and warrants) in accordance with ASC Topic 718-10-05. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee and/or director services in share-based payment transactions and issues stock options to employees. The Company recorded a charge of $66,316 in the year ended December 31, 2011, representing the effect on loss from operations, loss before income taxes, and net loss. The Company recorded a charge of $124,934 in the year ended December 31, 2010, representing the effect on loss from operations, loss before income taxes, and net loss.

The fair value of the options and warrants granted during the years ended December 31, 2011 and 2010 are determined using the Black-Scholes pricing model with the following assumptions:

	Year Ended
	December 31,
	2011	2010
Risk-free interest rate	0.28% - 0.91%	1.35% -2.34%
Expected term (in years)	2.0 - 5.0	5.0
Expected volatility	83% - 92%	100% - 105%
Expected dividend yield	0%	0%

The weighted average fair values of options granted during the years ended December 31, 2011 and 2010 were $0.20 and $0.15, respectively. Also see Note I.

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

December 31, 2011 and 2010

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

The Company recorded a liability related to uncertain tax positions in the amount of approximately $8,768 and $22,853 at December 31, 2011 and 2010, respectively, relating to certain states in which the Company is required to file state tax returns as they have effectively established nexus in these states. These amounts have been recorded as a component of accounts payable and accrued expenses on the balance sheet and part of income taxes on the statement of operations. The reconciliation of these uncertain tax positions is as follows:

Balance, January 1, 2010	$40,000
Additions based on tax positions related to 2010	-
Payments in settlement of prior years	(17,147)
Balance, December 31, 2010	22,853
Additions based on tax positions related to 2011	-
Payments in settlement of prior years	(14,085)
Balance, December 31, 2011	$8,768

The Company’s 2008, 2009 and 2010 Federal and state income tax returns remain open for examination.

[13]	Impairment of long-lived assets:

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

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements

December 31, 2011 and 2010

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

Accordingly, at December 31, 2011 and 2010, the Company has classified such investments as other short-term investments in the accompanying balance sheets. During 2011, the Company redeemed $75,000 of these investments with no gain or loss. Such amounts have been pledged as collateral to the line pursuant to the line of credit agreement (See Note M).

Note C - Inventories

Inventories, which are held at third-party warehouses and on consignment with customers, consist of the following and include reserves of $37,121 at December 31, 2011 and December 31, 2010 which is netted against finished goods at third party warehouse:

	2011	2010

Raw materials (at contract manufacturer)	$5,511	$-
Packaging supplies (at third party warehouse)	1,897	58,277
Finished goods (at third party warehouse)	521,511	508,174
Finished goods (on consignment)	42,484	29,866

	$571,403	$596,317

Note D - Property and Equipment

Property and equipment consist of the following:

	2011	2010

Furniture and equipment	$537,655	$521,843
Molds and dies	116,366	116,366

	654,021	638,209
Less accumulated depreciation	627,292	585,678

	$26,729	$52,531

Depreciation expense aggregated $41,614 and $99,591 for the years ended December 31, 2011 and 2010, respectively.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements

December 31, 2011 and 2010

Note E - Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	2011	2010

Trade payables	$442,077	$512,448
Accrued expenses	104,635	190,516
Commissions payable	-	10,220
	$546,712	$713,184

Note F - Notes Payable

The Company has notes payable as follows:

	2011	2010
Installment note payable to insurance finance company due in monthly installments of $3,481, including interest at 5.50% through February 2012	$6,914	$-

Installment note payable to insurance finance company due in monthly installments of $3,228, including interest at 5.50% through April 2012	12,765	-

Installment note payable to insurance finance company due in monthly installments of $3,980, including interest at 5.50% through February 2011	-	7,905

Installment note payable to insurance finance company due in monthly installments of $3,228, including interest at 5.50% through April 2011	-	12,765

	$19,679	$20,670

Note G - Stockholders' Equity

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

Note H - Commitments

[1]	Employment agreements:

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

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements

December 31, 2011 and 2010

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

The Separation Agreement also provided that the vesting of all options previously granted to Mr. Ash ceased as of January 11, 2010. All unvested options were terminated and, with respect to options that had vested as of that date, such options were only exercisable during the 90-day period following the expiration of Mr. Ash’s consulting services.

[2]	Lease:

The Company has a lease agreement, as amended, for office space for the rental of 3,200 square feet expiring December 2013.

The future minimum lease payments due under the lease is as follows:

Years Ending
December 31,

2012	$78,000
2013	78,000

$156,000

Rent expense amounted to $78,000 and $100,588 in 2011 and 2010, respectively.

[3]	Contracts:

The Company signed an agreement with an outside party to provide social media advisory, consulting, and development services. The agreement covers the period from November 15, 2011 through December 1, 2012 and totals $233,500. The Company expensed $85,000 in 2011 and is required to make payments of $13,500 per month commencing January 15, 2012 through December 1, 2012.

Note I - Stock Option Plans and Warrants

The Company has two stock option plans (the "Plans") under which 3,000,000 shares of common stock are available for issuance.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements

December 31, 2011 and 2010

Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or as options not qualified under Section 422 of the Code. All options are issued with an exercise price at or above 100% of the fair market value of the common stock on the date of grant. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code. Incentive stock option awards of unrestricted stock are not designed to be deductible by the Company under Section 162(m). The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 5 years and outstanding options expire at various times through December 2016. Vesting ranges from immediate to over five years.

Stock option transactions for employees during 2011 and 2010 were as follows:

				Weighted
			Exercise	Average
			Price Per	Exercise Price
	Option	Vested	Common	Per Share
	Shares	Shares	Share	Outstanding

Balance, January 1, 2010	2,438,500	1,308,917	$0.20 - $2.14	$0.64

Granted/vested during the year	1,045,000	362,917	$0.12 - $0.184	$0.15
Exercised during the year	-	-	-	-
Expired during the year	(1,115,000)	(523,334)	$0.23 - $1.93	$0.55

Balance, December 31, 2010	2,368,500	1,148,500	$0.12 - $2.14	$0.47

Granted/vested during the year	200,000	435,831	$0.19	$0.19
Exercised during the year	-	-	-	-
Expired during the year	(840,000)	(840,000)	$0.20 - $1.13	$0.85

Balance, December 31, 2011	1,728,500	744,331	$0.12 - $2.14	$0.25
Aggregate Intrinsic Value, December 31, 2011	$20,750	$6,917

The market value of the Company’s common stock as of December 31, 2011 was $0.165 per share.

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2011 is as follows:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (in Years)	Price	Exercisable	Price

$0.12 - $2.00	1,702,500	3.18	$0.22	718,331	$0.30
$2.01 - $2.14	26,000	0.19	$2.12	26,000	$2.12

	1,728,500	3.14	$0.25	744,331	$0.36

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements

December 31, 2011 and 2010

A summary of the non-vested stock options for employees during 2011 and 2010 were as follows:

		Weighted
		Average
		Exercise Price
	Option	Per Share
	Shares	Outstanding

Balance, January 1, 2010	1,129,583	$0.46

Granted during the year	1,045,000	$0.15
Expired/cancelled during the year	(591,666)	$0.49
Vested during the year	(362,917)	$0.50

Balance, December 31, 2010	1,220,000	$0.17

Granted during the year	200,000	$0.19
Vested during the year	(435,831)	$0.17

Balance, December 31, 2011	984,169	$0.17

As of December 31, 2011, the unrecognized compensation cost of non-vested employee options amounted to $103,944. The weighted average remaining period over which such costs are expected to be recognized is 1.88 years.

Per Mr. Ash’s Separation Agreement (see Note H [1] above), 300,000 options at $0.65 with a remaining life of approximately 3 years and 175,000 options at $0.28 with a remaining life of approximately 4.5 years were canceled on January 11, 2010.

The Company recognized an expense of $0 and $75,363 for issuance of stock in 2011 and 2010, respectively, for director compensation.

In addition to options granted to employees under the Plans, in 2011, the Company issued stock options pursuant to contractual agreements to non-employees. Stock options granted under these agreements are expensed when the related service or product is provided. The Company used the Black-Scholes method of valuing stock options to recognize an expense of $364 and $0 for such stock options issued in 2011 and 2010, respectively.

Stock option transactions for non-employees during 2011 and 2010 were as follows:

				Weighted
			Exercise	Average
			Price Per	Exercise Price
	Option	Vested	Common	Per Share
	Shares	Shares	Share	Outstanding

Balance, January 1, 2010	24,250	24,250	$0.26 - $2.10	$0.38

Granted/vested during the year	-	-	-	-
Expired during the year	(24,250)	(24,250)	$0.26 - $2.10	$0.38

Balance, December 31, 2010	-	-	-	-

Granted/vested during the year	25,000	-	$0.27	$0.27
Expired during the year	-	-	-	-

Balance, December 31, 2011	25,000	-	$0.27	$0.27

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements

December 31, 2011 and 2010

Stock warrant transactions during 2011 and 2010 were as follows:

		Exercise	Weighted
		Price	Average
		Per	Exercise Price
		Common	Per
	Warrants	Share	Common Share

Balance, January 1, 2010	402,500	$0.14	$0.14
Granted during the year	10,000	$0.12	$0.12
Cancelled during the year	(90,000)	$0.14	$0.14

Balance, December 31, 2010	322,500	$0.14	$0.14

Granted during the year	2,628,000	$0.31 - $0.38	$0.32
Expired during the year	(25,000)	$0.14	$0.14
Exercised during the year	(35,000)	$0.12 - $0.14	$0.13

Balance, December 31, 2011	2,890,500	$0.14 - $0.38	$0.31

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

During the year ended December 31, 2011, certain warrant holders exercised their warrants pursuant to a cashless exercise in which the Company issued 6,515 shares of its common stock. The expense associated with these transactions approximated $1,250, which was deemed de-minimus to the financial statements and not recorded.

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements

December 31, 2011 and 2010

A summary of the non-vested stock warrants during 2011 and 2010 were as follows:

		Weighted
		Average
		Exercise Price
	Option	Per Share
	Shares	Outstanding

Balance, January 1, 2010	293,333	$0.14

Granted during the year	10,000	$0.12
Cancelled during the year	(60,000)	$0.14
Vested during the year	(88,333)	$0.14

Balance, December 31, 2010	155,000	$0.14

Granted during the year	2,628,000	$0.32
Vested during the year	(2,716,334)	$0.32

Balance, December 31, 2011	66,666	$0.14

As of December 31, 2011, the total fair value of non-vested warrants amounted to $6,453. The weighted average remaining period over which such warrants are expected to be recognized is 0.74 years.

Note J - Income Taxes

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	2011		2010
	Amount	Percent	Amount	Percent

U.S. federal income tax benefit at federal statutory rate	$(170,209)	35%	$(266,499)	35%
Effect of state taxes, net of federal benefit	(29,179)	6%	(45,686)	6%
Change in valuation allowances	175,000	(36)%	291,000	(38)%
Stock compensation expense	27,189	(6)%	51,223	(7)%
Other	(2,801)	1%	(30,038)	4%

	$0	0%	$0	0%

At December 31, 2011, the Company has approximately $17,641,000 in federal and $4,316,000 in state net operating loss carryovers that can be used to offset future taxable income. The net operating loss carryforwards begin to expire in the year 2016 through the year 2031.

The components of the Company's deferred tax assets are as follows:

	2011	2010

Net operating loss carryforwards	$6,433,000	$6,223,000
Inventory reserve	15,000	15,000
Other	44,000	79,000
Valuation allowance	(6,492,000)	(6,317,000)

Deferred tax asset – net	$0	$0

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements

December 31, 2011 and 2010

Note K - Concentrations of Credit Risks, Major Customers, and Major Vendors

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

[3]	Major customers and vendors:

Significant customer sales and vendor inventory purchase concentrations are summarized as follows:

	Net Sales
	Year Ended		A/R Balance	A/R Balance
	12/31/11	12/31/10	12/31/11	12/31/10
Customer A	15%	18%	33%	37%
Customer B	12%	12%	0%	7%
Customer C	*	10%	*	13%

	Net Inventory Purchases
	Year Ended		A/P Balance	A/P Balance
	12/31/11	12/31/10	12/31/11	12/31/10
Vendor A	75%	76%	57%	41%
Vendor B	21%	17%	2%	7%

* - Not applicable

Note L - Segment and Related Information

In 2011 and 2010, the Company has one reportable segment:

Dietary and nutritional supplements.

The following table presents revenues by region:

	2011	Pct.	2010	Pct.
United States	$5,604,118	81%	$5,966,734	83%
Canada	171,603	2%	250,789	3%
Singapore	208,364	3%	151,258	2%
South America	547,492	8%	385,241	5%
United Kingdom	160,126	2%	113,903	2%
Other	223,115	4%	333,035	5%

Total	$6,914,818	100%	$7,200,960	100%

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements

December 31, 2011 and 2010

Product sales for the years ended December 31, 2011 and 2010 are net of credits of $468,067 and $618,103, respectively, for marketing promotions, customer rebates, and returns of certain products. These credits primarily relate to the sports performance product line.

Note M – Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of December 31, 2011) with a floor of 5.00%. This line is collateralized by the short-term investments that are deemed auction rate securities. The maximum amount that the Company may borrow is limited to 50% of the value of these auction rate securities. The Company renewed this one-year revolving line of credit that now matures in May 2012 in the amount of $75,000. The weighted average interest rate was 5% for the years ended December 31, 2011 and 2010, respectively.

Note N – CEO Separation Agreement

The Company entered into a Separation Agreement with former CEO Jason Ash effective January 27, 2010, see Note H [1] above. During the year ended December 31, 2011, the Company recognized $15,364 of expense under this Agreement. During the year ended December 31, 2010, the Company recognized $340,261 of expense under this Agreement.

Note O – Related Party Transaction

On February 4, 2011, the Company entered into a consulting agreement with Signal Nutrition LLC (“Signal”), a company controlled by a director of the Company, which superseded the July 27, 2010 agreement (see below). Under terms of the Agreement, Signal will work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The Agreement has an indefinite term with an option by either party to terminate the agreement on thirty (30) days notice. The Company will pay Signal a fee of $16,000 per month, commencing March 1, 2011, during the term of the Agreement. Expense recorded in general and administrative expense in the accompanying statements of operations related to this agreement for 2011 and 2010 is $187,000 and $55,000, respectively.

Included in accounts payable and accrued expenses at December 31, 2011 and 2010 is $32,000 and $11,000, respectively, relating to this agreement.

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

Note P – Vendor Agreement

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

PACIFICHEALTH LABORATORIES, INC.

Notes to Financial Statements

December 31, 2011 and 2010

Note Q – Valuation Allowances

The Company’s activity in its allowance for doubtful accounts for the years ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010

Balance – Beginning of Year	$37,659	$34,032
Accruals	12,000	12,000
A/R Written Off	(11,887)	(8,373)
Balance – End of Year	$37,772	$37,659

The Company’s activity in its reserve for obsolete inventory for the years ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010

Balance – Beginning of Year	$37,121	$401,258
Reserved	-	-
Disposed	-	(364,137)
Balance – End of Year	$37,121	$37,121

