Form 10-Q
period 2012-03-31
PACIFICHEALTH LABORATORIES INC
filed 2012-05-03
CIK 1000278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,871,772 shares of common stock, par value $0.0025, outstanding as of May 3, 2012.

PACIFICHEALTH LABORATORIES, INC.

TABLE OF CONTENTS

---------------------------------

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
ASSETS

	March 31,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$752,900	$745,904
Other short-term investments	75,000	75,000
Accounts receivable, net	706,409	369,376
Inventories, net	701,338	571,403
Prepaid expenses	105,161	91,479
Total current assets	2,340,808	1,853,162

Property and equipment, net	107,402	26,729

Deposits	10,895	10,895

Total assets	$2,459,105	$1,890,786

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$37,500	$37,500
Notes payable	20,691	19,679
Accounts payable and accrued expenses (Includes related
party of $19,586 and $32,000, respectively)	1,130,535	546,712
Deferred revenue	61,554	56,170
Total current liabilities	1,250,280	660,061

Stockholders' equity:
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
20,871,772 shares	52,179	52,179
Additional paid-in capital	21,331,268	21,313,319
Accumulated deficit	(20,174,622)	(20,134,773)

	1,208,825	1,230,725

Total liabilities and stockholders' equity	$2,459,105	$1,890,786

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	Three Months
	Ended March 31,
	2012	2011
Revenues:
Net product sales	$1,750,939	$1,731,611

Cost of goods sold	1,006,769	960,992

Gross profit	744,170	770,619

Operating expenses:
Sales and marketing	196,413	190,431
General and administrative (Includes related party consulting
of $49,145 and $43,000, respectively)	566,243	536,984
Research and development	17,048	14,817
	779,704	742,232

(Loss) income before other (expense) income and
provision for income taxes	(35,534)	28,387

Other (expense) income:
Other income	-	2,100
Interest income	113	152
Interest expense	(4,428)	(3,409)
	(4,315)	(1,157)

(Loss) income before provision for income taxes	(39,849)	27,230

Provision for income taxes	-	-

Net (loss) income	$(39,849)	$27,230

Basic (loss) income per share	$0.00	$0.00

Diluted (loss) income per share	$0.00	$0.00

Weighted average common shares - basic	20,871,772	16,665,257

Weighted average common shares - diluted	20,871,772	16,833,590

The accompanying notes should be read in conjunction with the financial statements

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net (loss) income	$(39,849)	$27,230
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	10,260	13,368
Bad debts	3,000	3,000
Equity instrument-based expense	17,949	16,401
Changes in assets and liabilities:
Accounts receivable	(340,033)	(349,314)
Inventories	(129,935)	58,420
Prepaid expenses	(13,682)	(15,389)
Accounts payable and accrued expenses (Includes related
party of ($12,414) and $43,000, respectively)	583,823	345,740
Deferred revenue	5,384	1,186
Net cash provided by operating activities	96,917	100,642

Cash flows from investing activities:
Proceeds from sales of other short-term investments	-	25,000
Purchase of property and equipment	(90,933)	(2,091)
Net cash (used in) provided by investing activities	(90,933)	22,909

Cash flows from financing activities:
Repayments on line of credit	-	(12,500)
Issuances of notes payable	17,478	-
Repayments of notes payable	(16,466)	(17,457)
Common stock issued	-	450,000
Net cash provided by financing activities	1,012	420,043

Increase in cash and cash equivalents	6,996	543,594

Cash and cash equivalents, beginning balance	745,904	134,165

Cash and cash equivalents, ending balance	$752,900	$677,759

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,428	$3,409

Cash paid for income taxes	$1,400	$6,937

The accompanying notes should be read in conjunction with the financial statements

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the SEC. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

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

The Company has a sales agreement with GNC, a significant customer of the Company, whereby unsold product is subject to return provisions. In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605,”Revenue Recognition”. Certain of the products shipped are under a “pay on scan” model and revenue is deferred by the Company until such time as the customer sells through such products to the end consumer. The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheets as of March 31, 2012 and December 31, 2011 amounted to $61,554 and $56,170, respectively.

3. Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a "Dutch auction".

Accordingly, the Company has classified such investments as other short-term investments. During the three months ended March 31, 2012, the Company did not redeem any of these investments.

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

The Company has measured these investments as Level 2 inputs.

4. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$-	$5,511
Packaging supplies	4,824	1,897
Finished goods	651,322	521,511
Finished goods on consignment	45,192	42,484
	$701,338	$571,403

Included above are reserves against finished goods of $36,171 and $37,121, respectively, at March 31, 2012 and December 31, 2011.

5. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2012	2011
Furniture and equipment	$613,949	$537,655
Molds and dies	131,005	116,366
	744,954	654,021
Less accumulated depreciation	637,552	627,292
	$107,402	$26,729

6. Common Stock Issuances and Stock-Based Compensation

The Company accounts for equity instrument issuances for compensation (including common stock, options, and warrants) in accordance with ASC 718. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee services in share-based payment transactions and issuances of stock options to employees. The Company recorded charges of $17,949 and $16,401, respectively, in the three month periods ended March 31, 2012 and 2011, representing the effect on loss (income) from operations, loss (income) before provision for income taxes and net loss (income).

Employee Compensation

The Company recorded charges of $15,596 and $14,292 during the three months ended March 31, 2012 and 2011, respectively, for previously issued equity instruments to employees.

The Company did not grant any options to employees during the three months ended March 31, 2012 and 2011, respectively.

Non-Employee Compensation

The Company granted no stock options to consultants during the three months ended March 31, 2012 and 2011. The Company recorded charges of $728 and $0 in the three month periods ended March 31, 2012 and 2011, respectively, for previously issued stock options to consultants.

The Company recorded charges of $1,625 and $2,109 in the three month periods ended March 31, 2012 and 2011, respectively, for previously issued warrants to non-employee athlete endorsers.

The Company did not grant any warrants to non-employee athlete endorsers during the three month periods ended March 31, 2012 and 2011.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months Ended March 31,
	2012	2011
Employee compensation	$15,596	$14,292
Non-employee compensation	2,353	2,109
	$17,949	$16,401

A summary of employee options activity under the plans as of March 31, 2012 and changes during the three-month period then ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2012	1,728,500	$0.25
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	(20,000)	2.14
Cancelled during the period	(75,000)	0.16
Outstanding, March 31, 2012	1,633,500	$0.23	2.90	$62,270
Exercisable, March 31, 2012	782,665	$0.30	2.23	$26,757

The market value of the Company’s common stock as of March 31, 2012 was $0.21 per share.

As of March 31, 2012, the total fair value of non-vested awards amounted to $80,028. The weighted average remaining period over which such options are expected to be recognized is 2.61 years.

A summary of non-employee options activity under the plans as of March 31, 2012 and changes during the three-month period then ended are presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2012	25,000	$0.27
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	-	-
Outstanding, March 31, 2012	25,000	$0.27	1.63	$-
Exercisable, March 31, 2012	-	-	-	$-

As of March 31, 2012, the total fair value of non-vested awards amounted to $2,184. The weighted average remaining period over which such options are expected to be recognized is 0.75 years.

A summary of warrant activity as of March 31, 2012 and changes during the three-month period then ended is presented below:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Warrants	Shares	Price	Value
Balance, January 1, 2012	2,890,500	$0.31
Granted during the period	-	-
Expired during the period	(12,500)	0.14
Outstanding, March 31, 2012	2,878,000	$0.31	$17,500
Exercisable, March 31, 2012	2,815,500	$0.31	$13,125

As of March 31, 2012, the total fair value of non-vested awards amounted to $4,827. The weighted average remaining period over which such options are expected to be recognized is 0.75 years.

7. Income Taxes

The Company has approximately $17,739,000 in Federal and $4,394,000 in state net operating loss carryovers available as of March 31, 2012 that can be used to offset future taxable income in calendar years 2012 through 2032. The net operating loss carryovers begin to expire in the year 2016 through the year 2032. As of March 31, 2012, the Company has fully reserved for these net operating loss carryovers.

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

The Company has recorded a liability related to uncertain tax positions in the amount of $7,368 and $8,768, respectively, at March 31, 2012 and December 31, 2011 relating to certain states in which the Company is required to file state tax returns as they have effectively established nexus in these states. These amounts have been recorded as a component of accounts payable and accrued expenses on the balance sheet.

The Company’s 2009, 2010 and 2011 Federal and state income tax returns are open for examination.

8. Concentrations

Significant customer sales and vendor inventory purchase concentrations are summarized as follows:

	Net Sales
	Three Months Ended		A/R Balance	A/R Balance
	03/31/12	03/31/11	03/31/12	12/31/11
Customer A	16%	16%	20%	33%
Customer B	11%	*	3%	0%
Customer C	10%	11%	6%	9%
Customer D	*	12%	*	*

	Net Inventory Purchases
	Three Months Ended	A/P Balance	A/P Balance	A/P Balance
	03/31/12	03/31/11	03/31/12	12/31/11
Vendor A	82%	70%	66%	57%
Vendor B	12%	26%	4%	2%

* - Not applicable

9. Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of March 31, 2012) with a floor of 5.00%. This line is collateralized by the short-term investments. The maximum amount that the Company may borrow is limited to 50% of the value of these short-term investments. The Company renewed this one-year revolving line of credit that now matures on May 21, 2012 in the amount of $50,000. As of both March 31, 2012 and December 31, 2011, the outstanding balance was $37,500. The weighted average interest rate for the three months ended March 31, 2012 and 2011 on this line of credit was 5%.

10. CEO Separation Agreement

The Company entered into a Separation and Release Agreement with a former CEO on January 27, 2010. Under the terms of the agreement, the former CEO agreed to provide consulting services for a period of 90 days following the date of the agreement for which he was entitled to $5,673 per week. During the one-year period commencing on January 11, 2010, the former CEO was entitled to the sum of $295,000, less the sum of consulting fees paid during such period and less any income, wages and/or salary received by him during such period in respect of full-time or substantially full-time employment. The Company also agreed to pay the former CEO $50,000 for relocation costs under certain circumstances, the cost of life insurance premiums during the period in which he provides consulting services, and the cost of health insurance coverage for a period of six months. In the three months ended March 31, 2012 and 2011, the Company recognized $0 and $15,364, respectively, of expense under this Agreement.

11. Consulting Agreements

On February 4, 2011, the Company entered into a consulting agreement with Signal Nutrition LLC (“Signal”), a company controlled by a director of the Company. Under terms of the Agreement, Signal will work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The Agreement has an indefinite term with an option by either party to terminate the agreement with thirty (30) days notice. The Company will pay Signal a fee of $16,000 per month, commencing March 1, 2011, plus approved expenses during the term of the Agreement. Expense for the three months ended March 31, 2012 and 2011 was $49,145 and $43,000, respectively.

Included in accounts payable and accrued expenses at March 31, 2012 and December 31, 2011 is $19,586 and $32,000, respectively, relating to this agreement.

On April 1, 2012, the Company revised their November 1, 2011 agreement with an outside party to provide social media advisory, consulting, and development services which extended the contract date to December 31, 2013 and increased the monthly payments to $16,700. The Company expensed $41,140 during the three months ended March 31, 2012 prior to the revised agreement. The agreement can be terminated with thirty (30) days notice for any reason starting June 1, 2013 or before that time if the outside party does not meet its obligations as outlined in the agreement.

12. Vendor Agreement

On February 9, 2011, the Company entered into an agreement with its largest vendor whereby extended payment terms were granted to the Company up to 90 days from invoice date and up to a maximum credit limit of $750,000. In the second quarter of 2011, the credit limit was increased to $850,000. Unpaid invoices under this agreement will bear simple interest at an annual rate of 5%, calculated on a per diem basis, during the period commencing 31 days following the invoice date until paid, payable monthly. Additionally, the vendor has an interest in the Company’s accounts receivable. At March 31, 2012, there was approximately $105,000 of available credit under this agreement.

13. Subsequent Event

On April 17, 2012, the Company entered into a licensing agreement with Body Glove International that gives the Company the right to use the Body Glove trademark and other intellectual property rights in connection with the design, manufacture, marketing, distribution and sale of a form of the Company’s 2ND SURGE™ Ultra Energy Gel.

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

(b) Results of Operations – Three Months Ended March 31, 2012 and 2011

Revenues for the three-month period ended March 31, 2012 were $1,750,939 as compared to $1,731,611 for the same period in 2011. Included in revenues for the three months ended March 31, 2011 is approximately $24,000 of weight regulation sales which have been discontinued. Therefore, total endurance sales for the quarter ended March 31, 2012 were up 2.5% from the same period in 2011. Increases have come primarily from ENDUROX R4 and 2ND SURGE growth over the prior year.

For the three months ended March 31, 2012, gross profit margin on product sales was 42.5% compared to 44.5% for the three months ended March 31, 2011. Product costs have increased as a result of across the board ingredient price increases, most notably higher protein costs. In addition, increased transportation costs have impacted us. We expect to continue to be challenged by these rising costs throughout 2012.

Sales and marketing (“S & M”) expenses increased $5,982 to $196,413 for the three-month period ended March 31, 2012 from $190,431 for the three-month period ended March 31, 2011. Although no assurances can be given, S & M expenses should remain consistent with 2011 levels although in 2012 the S & M mix will be driven more by our internet and social marketing campaigns.

General and administrative (“G & A”) expenses increased $29,259, or approximately 5.4%, to $566,243 for the three-month period ended March 31, 2012 from $536,984 for the three-month period ended March 31, 2011. Included in G & A in the three month period ended March 31, 2012 and 2011 is approximately $0 and $15,000, respectively, paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments ended under the terms of the Separation Agreement on January 27, 2011. The increase in G & A in the three months ended March 31, 2012 as compared to the same period in 2011 is due primarily to an increase in consultant expenses related to gearing up our Internet and ecommerce presence.

Research and development (“R & D”) expenses were $17,048 for the three month period ended March 31, 2012 compared to $14,817 for the same period in 2011. We will continue to incur R & D expenses for the remainder of 2012 and into 2013 as we invest in science and new products based on this science.

We recorded a net loss of ($39,849), or $0.00 per share (basic and diluted), for the quarter ended March 31, 2012 compared to net income of $27,230, or $0.00 per share (basic and diluted), for the quarter ended March 31, 2011. The net loss in the quarter ended March 31, 2012 as compared to the net income for the same period in 2011 is due primarily to lower gross profit margins and higher G & A expenses. Included in the quarter ended March 31, 2012 is approximately $55,000 in expenses relating to our internet and social marketing campaigns that we did not have in the same period in 2011.

(c) Liquidity and Capital Resources

At March 31, 2012, our current assets exceeded our current liabilities by approximately $1,091,000 with a ratio of current assets to current liabilities of approximately 1.9 to 1. At March 31, 2012, cash on hand was $752,900, an increase of $6,996 from December 31, 2011, primarily as the result of an increase in accounts receivable (net of reserves) of $337,033, an increase in inventory of $129,935 (net of reserves), an increase in prepaid expenses of $13,682, issuances of notes payable of $17,478, repayments of notes payable of $16,466, an increase in accounts payable and accrued expenses of $583,823, and an increase in deferred revenue of $5,384 from December 31, 2011. Also, capital expenditures of $90,933 were made in the first three months of 2012. Accounts receivable increased as 1st quarter 2012 sales were significantly higher than 4th quarter 2011 sales. Inventories increased due to higher anticipated sales in the 2nd quarter of 2012 compared to the 1st quarter of 2012. Accounts payable and accrued expenses increased primarily due to the increase in inventory.

Net cash provided by operating activities for the three months ended March 31, 2012 was $96,917 compared to net cash provided by operating activities for the same period in 2011 of $100,642. Average days’ sales outstanding are approximately 28 days as of March 31, 2012 compared to approximately 31 days at March 31, 2011. Inventories increased in 2012 compared to a decrease in inventories in 2011 due to anticipated increased sales. Accounts payable and accrued expenses increased more in 2012 as compared to 2011 primarily due to the increased inventory as well as due to extended payment terms negotiated with our main inventory suppliers. Historically, we have funded inventory purchases through trade credit and we expect that to continue.

As of March 31, 2012, we had $75,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. We have not redeemed any of these investments in 2012. We have obtained a revolving line of credit with a financial institution with a maturity of May 2012 that will accept these securities as collateral. The maximum amount that we may borrow is limited to 50% of the value of these auction rate securities. As of March 31, 2012 and December 31, 2011, the balance of this line of credit was $37,500. The Company expects to renew this credit facility in May 2012.

Capital expenditures of $90,933 were made in the first three months of 2012 consisting primarily of new websites to enhance our Internet presence and computer software to upgrade back office systems. We have no material commitments for capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2012, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from PacificHealth Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets (unaudited) at March 31, 2012, and December 31, 2011, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2012 and 2011, (iii) Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICHEALTH LABORATORIES, INC.

.	By:	/S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 3, 2012

