Form 10-Q
period 2012-06-30
PACIFICHEALTH LABORATORIES INC
filed 2012-08-09
CIK 1000278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,871,772 shares of common stock, par value $0.0025, outstanding as of August 9, 2012.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$446,369	$745,904
Other short-term investments	75,000	75,000
Accounts receivable, net	834,331	369,376
Inventories, net	982,547	571,403
Prepaid expenses	116,858	91,479
Total current assets	2,455,105	1,853,162

Property and equipment, net	141,072	26,729

Deposits	10,895	10,895

Total assets	$2,607,072	$1,890,786

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$37,500	$37,500
Notes payable	43,912	19,679
Accounts payable and accrued expenses (Includes related
party of $16,275 and $32,000, respectively)	1,315,267	546,712
Deferred revenue	53,312	56,170
Total current liabilities	1,449,991	660,061

Commitments

Stockholders' equity:
Common stock, $.0025 par value; authorized
50,000,000 shares; issued and outstanding:
20,871,772 shares	52,179	52,179
Additional paid-in capital	21,349,201	21,313,319
Accumulated deficit	(20,244,299)	(20,134,773)

	1,157,081	1,230,725

Total liabilities and stockholders' equity	$2,607,072	$1,890,786

 The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenues:
Net product sales	$2,229,234	$2,245,226	$3,980,173	$3,976,837

Cost of goods sold	1,363,129	1,250,510	2,369,898	2,211,502

Gross profit	866,105	994,716	1,610,275	1,765,335

Operating expenses:
Sales and marketing	307,012	378,612	503,425	569,043
General and administrative (Includes related party consulting
of $49,475, $48,000, $98,620 and $91,000, respectively)	606,254	511,490	1,172,497	1,048,474
Research and development	18,439	9,978	35,487	24,795
	931,705	900,080	1,711,409	1,642,312

(Loss) income before other (expense) income and
provision for income taxes	(65,600)	94,636	(101,134)	123,023

Other (expense) income:
Other income	-	-	-	2,100
Interest income	121	127	234	279
Interest expense	(4,198)	(2,994)	(8,626)	(6,403)
	(4,077)	(2,867)	(8,392)	(4,024)

(Loss) income before provision for income taxes	(69,677)	91,769	(109,526)	118,999

Provision for income taxes	-	-	-	-

Net (loss) income	$(69,677)	$91,769	$(109,526)	$118,999

Basic (loss) income per share	$0.00	$0.00	$(0.01)	$0.01

Diluted (loss) income per share	$0.00	$0.00	$(0.01)	$0.01

Weighted average common shares - basic	20,871,772	19,723,499	20,871,772	18,202,826

Weighted average common shares - diluted	20,871,772	19,929,921	20,871,772	18,390,201

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net (loss) income	$(109,526)	$118,999
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Depreciation	33,107	23,651
Bad debts	6,000	6,000
Equity instrument-based expense	35,882	32,802
Changes in assets and liabilities:
Accounts receivable	(470,955)	(571,175)
Inventories	(411,144)	(463,821)
Prepaid expenses	(25,379)	(108,742)
Accounts payable and accrued expenses (Includes related
party of ($15,725) and $91,000, respectively)	768,555	932,136
Deferred revenue	(2,858)	14,450
Net cash used in operating activities	(176,318)	(15,700)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	-	75,000
Purchase of property and equipment	(147,450)	(2,541)
Net cash (used in) provided by investing activities	(147,450)	72,459

Cash flows from financing activities:
Net repayments on line of credit	-	(37,500)
Issuances of notes payable	47,344	65,427
Repayments of notes payable	(23,111)	(27,336)
Common stock issued	-	1,095,000
Net cash provided by financing activities	24,233	1,095,591

Net (decrease) increase in cash and cash equivalents	(299,535)	1,152,350

Cash and cash equivalents, beginning balance	745,904	134,165

Cash and cash equivalents, ending balance	$446,369	$1,286,515

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,626	$6,403

Cash paid for income taxes	$2,140	$16,113

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the SEC. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

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

The Company has a sales agreement with GNC, a significant customer of the Company, whereby unsold product is subject to return provisions. In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605,”Revenue Recognition”. Certain of the products shipped are under a “pay on scan” model and revenue is deferred by the Company until such time as the customer sells through such products to the end consumer. The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheets as of June 30, 2012 and December 31, 2011 amounted to $53,312 and $56,170, respectively.

3. Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a "Dutch auction". Accordingly, the Company has classified such investments as other short-term investments. During the three and six months ended June 30, 2012, the Company did not redeem any of these investments.

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

The Company has measured these investments as Level 2 inputs.

4. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$-	$5,511
Packaging supplies	4,824	1,897
Finished goods	936,676	521,511
Finished goods on consignment	41,047	42,484
	$982,547	$571,403

Included above are reserves against finished goods of $36,171 and $37,121, respectively, at June 30, 2012 and December 31, 2011.

5. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2012	2011
Furniture and equipment	$652,716	$537,655
Molds and dies	148,755	116,366
	801,471	654,021

Less accumulated depreciation	660,399	627,292
	$141,072	$26,729

6. Common Stock Issuances and Stock-Based Compensation

The Company accounts for equity instrument issuances for compensation (including common stock, options, and warrants) in accordance with ASC 718. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee and consulting services in share-based payment transactions and issuances of stock options to employees and consultants. The Company recorded charges of $17,933 and $16,401, respectively, in the three month periods ended June 30, 2012 and 2011, representing the effect on (loss) income from operations, (loss) income before provision for income taxes and net (loss) income. The Company recorded charges of $35,882 and $32,802, respectively, in the six month periods ended June 30, 2012 and 2011, representing the effect on (loss) income from operations, (loss) income before provision for income taxes and net (loss) income.

Employee Compensation

The Company recorded charges of $15,596 and $14,292 during the three months ended June 30, 2012 and 2011, respectively, for previously issued equity instruments to employees. The Company recorded charges of $31,192 and $28,584 during the six months ended June 30, 2012 and 2011, respectively, for previously issued equity instruments to employees.

The Company did not grant any options to employees during the three and six months ended June 30, 2012 and 2011, respectively.

Non-Employee Compensation

The Company granted no stock options to consultants during the three and six months ended June 30, 2012 and 2011. The Company recorded charges of $728 and $0 in the three month periods ended June 30, 2012 and 2011, respectively, for previously issued stock options to consultants. The Company recorded charges of $1,456 and $0 in the six month periods ended June 30, 2012 and 2011, respectively, for previously issued stock options to consultants.

The Company recorded charges of $1,609 and $2,109 in the three month periods ended June 30, 2012 and 2011, respectively, for previously issued warrants to non-employee athlete endorsers. The Company recorded charges of $3,234 and $4,218 in the six month periods ended June 30, 2012 and 2011, respectively, for previously issued warrants to non-employee athlete endorsers.

The Company did not grant any warrants to non-employee athlete endorsers during the three and six month periods ended June 30, 2012 and 2011.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Employee compensation	$15,596	$14,292	$31,192	$28,584
Non-employee compensation	2,337	2,109	4,690	4,218
	$17,933	$16,401	$35,882	$32,802

A summary of employee options activity under the plans as of June 30, 2012 and changes during the six-month period then ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2012	1,728,500	$0.25
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	(26,000)	2.12
Cancelled during the period	(75,000)	0.16
Outstanding, June 30, 2012	1,627,500	$0.23	2.66	$62,270
Exercisable, June 30, 2012	776,665	$0.29	2.00	$26,757

The market value of the Company’s common stock as of June 30, 2012 was $0.21 per share.

As of June 30, 2012, the total fair value of non-vested awards amounted to $64,432. The weighted average remaining period over which such options are expected to be recognized is 1.56 years.

A summary of non-employee options activity under the plans as of June 30, 2012 and changes during the six-month period then ended are presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2012	25,000	$0.27
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	-	-
Outstanding, June 30, 2012	25,000	$0.27	1.38	$-
Exercisable, June 30, 2012	12,500	$0.27	1.38	$-

As of June 30, 2012, the total fair value of non-vested awards amounted to $1,456. The weighted average remaining period over which such options are expected to be recognized is 0.50 years.

A summary of warrant activity as of June 30, 2012 and changes during the six-month period then ended is presented below:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Warrants	Shares	Price	Value
Balance, January 1, 2012	2,890,500	$0.31
Granted during the period	-	-
Expired during the period	(12,500)	0.14
Outstanding, June 30, 2012	2,878,000	$0.31	$17,500
Exercisable, June 30, 2012	2,815,500	$0.31	$13,125

As of June 30, 2012, the total fair value of non-vested awards amounted to $3,218. The weighted average remaining period over which such options are expected to be recognized is 0.50 years.

7. Income Taxes

The Company has approximately $17,813,000 in Federal and $4,463,000 in state net operating loss carryovers available as of June 30, 2012 that can be used to offset future taxable income in calendar years 2012 through 2032. The net operating loss carryovers begin to expire in the year 2016 through the year 2032. As of June 30, 2012, the Company has fully reserved for these net operating loss carryovers.

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

The Company has recorded a liability related to uncertain tax positions in the amount of $7,368 and $8,768, respectively, at June 30, 2012 and December 31, 2011 relating to certain states in which the Company is required to file state tax returns as they have effectively established nexus in these states. These amounts have been recorded as a component of accounts payable and accrued expenses on the balance sheet.

The Company’s 2009, 2010 and 2011 Federal and state income tax returns are open for examination.

8. Concentrations

Significant customer sales and vendor inventory purchase concentrations are summarized as follows:

	Net Sales		Net Sales
	Three Months Ended		Six Months Ended		A/R Balance	A/R Balance
	06/30/12	06/30/11	06/30/12	06/30/11	06/30/12	12/31/11
Customer A	11%	17%	13%	17%	17%	33%
Customer B	20%	13%	13%	12%	23%	0%
Customer C	*	*	*	10%	*	*

	Net Inventory Purchases		Net Inventory Purchases
	Three Months Ended		Six Months Ended		A/P Balance	A/P Balance
	06/30/12	06/30/11	06/30/12	06/30/11	06/30/12	12/31/11
Vendor A	77%	72%	78%	72%	65%	57%
Vendor B	22%	23%	19%	24%	9%	2%

* - Not applicable

9. Line of Credit

In April 2008, the Company obtained a one-year revolving line of credit with a financial institution with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of June 30, 2012) with a floor of 5.00%. This line is collateralized by the short-term investments. The maximum amount that the Company may borrow is limited to 50% of the value of these short-term investments. The Company renewed this one-year revolving line of credit that now matures on May 21, 2013 in the amount of $37,500. As of both June 30, 2012 and December 31, 2011, the outstanding balance was $37,500. The weighted average interest rate on this line of credit was 5% for the three and six months ended June 30, 2012 and 2011.

10. Consulting Agreements

On February 4, 2011, the Company entered into a consulting agreement with Signal Nutrition LLC (“Signal”), a company controlled by a director of the Company. Under terms of the agreement, Signal will work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The agreement has an indefinite term with an option by either party to terminate the agreement with thirty (30) days notice. The Company will pay Signal a fee of $16,000 per month, commencing March 1, 2011, plus approved expenses during the term of the agreement. Expense for the three months ended June 30, 2012 and 2011 was $49,475 and $48,000, respectively. Expense for the six months ended June 30, 2012 and 2011 was $98,620 and $91,000, respectively. Included in accounts payable and accrued expenses at June 30, 2012 and December 31, 2011 is $16,275 and $32,000, respectively, relating to this agreement.

On July 1, 2012, the Company revised their April 1, 2012 agreement with an outside party to provide social media advisory, consulting, and development services by decreasing the monthly payments to $10,000. The agreement can be terminated with thirty (30) days notice for any reason starting June 1, 2013 or before that time if the outside party does not meet its obligations as outlined in the agreement. The Company expensed $50,923 during the three months ended June 30, 2012 under the revised agreement. The Company expensed $92,063 during the six months ended June 30, 2012 under both agreements.

On May 1, 2012, the Company entered into a consulting agreement with an outside party to provide consulting services in connection with the Company’s launch of its new BODY GLOVE SURGE™ energy gel as well as provide west coast sales services for the Company’s other brands. Under terms of the agreement, the Company will pay the consultant a fee of $5,500 per month plus approved expenses and a bonus based on sales. The agreement runs through December 31, 2012. Expense for the three and six months ended June 30, 2012 was $9,625.

11. Vendor Agreement

On February 9, 2011, the Company entered into an agreement with its largest vendor whereby extended payment terms were granted to the Company up to 90 days from invoice date and up to a maximum credit limit of $750,000. In the second quarter of 2011, the credit limit was increased to $850,000. Unpaid invoices under this agreement will bear simple interest at an annual rate of 5%, calculated on a per diem basis, during the period commencing 31 days following the invoice date until paid, payable monthly. Additionally, the vendor has a security interest in the Company’s accounts receivable. At June 30, 2012, there was no available credit under this agreement. Interest expense under this agreement was $3,552 and $7,327, respectively, for the three and six months ended June 30, 2012. Interest expense under this agreement was $2,059 and $4,369, respectively, for the three and six months ended June 30, 2011.

12. Licensing Agreement

On April 17, 2012, the Company entered into a licensing agreement with Body Glove International that gives the Company the right to use the Body Glove trademark and other intellectual property rights in connection with the design, manufacture, marketing, distribution and sale of a form of the Company’s 2ND SURGE™ Ultra Energy Gel.

13. Subsequent Event

Effective August 1, 2012, the Company entered into an athletic partner agreement with well-known surfer Garrett McNamara whereby he will endorse and help market the Company’s new product BODY GLOVE SURGE energy gel. The Agreement runs through the two test marketing phases which should last until mid 2013. Under terms of the agreement, the Company will pay him a fee of $500 per month plus granted him 5,000 warrants on the effective date and will grant him another 5,000 warrants when phase two starts in early 2013.

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

During the second quarter of 2012, we completed the transition of all of our formulations to all-natural. In addition, we have updated all of our packaging to align all the brands: ACCELERADE, ENDUROX R4, and ACCEL GEL, with a common brand look, usage chart recommendations, and our social icons. Both 2ND SURGE and ACCEL RECOVER BAR, which we launched last year, were already in the updated packaging and all-natural formulas.

In the third quarter of 2012, we will introduce in a test market in Southern California our first product in conjunction with the License Agreement we signed with Body Glove International, a water sports and outdoor activities company. This product will be a form of our 2ND SURGE Ultra Energy Gel under the brand name BODY GLOVE SURGE™. This product is ideal for individuals who participate in active sports including surfing, skateboarding, and bicycle motocross (BMX). Active sports represent the fastest growing segment in sports participation. Our new association with Body Glove should help us gain penetration among this group of consumers. We expect to expand this test market to Florida and the Carolinas in early 2013.

(b) Results of Operations – Three and Six Months Ended June 30, 2012 and 2011

Revenues for the three-month period ended June 30, 2012 were $2,229,234 as compared to $2,245,226 for the same period in 2011. Revenues for the six-month period ended June 30, 2012 were $3,980,173 as compared to $3,976,837 for the same period in 2011. Included in revenues for the three and six months ended June 30, 2011 is approximately $0 and $25,000, respectively, of weight regulation sales that have been discontinued. Therefore, total endurance sales for the six months ended June 30, 2012 were up approximately 1% from the same period in 2011. The biggest impact to revenue has been the continued reduction in purchases in the nutritional channel. This channel was down $50,000 in the second quarter and $185,000 year to date. Although our ecommerce sales are up 9% year to date, this falls below our expectations.

For the three months ended June 30, 2012, gross profit margin on product sales was 38.9% compared to 44.3% for the same period in 2011. For the six months ended June 30, 2012, gross profit margin on product sales was 40.5% compared to 44.4% for the same period in 2011. In the second quarter of 2012, we offered approximately $41,000 in sales discounts (1.8% of revenues) to certain customers to move old-labeled products from their shelves in order to accelerate availability of our new all-natural products. These discounts are expected to continue through the early part of the third quarter of 2012. Product costs also increased approximately $72,000 (3.2% of sales) and $117,000 (2.9% of sales), respectively, for the three and six months ended June 30, 2012 as a result of across the board ingredient price increases, most notably higher protein costs. In addition, increased transportation costs have impacted us. We expect to continue to be challenged by these rising costs throughout 2012.

Sales and marketing (“S & M”) expenses decreased $71,600 to $307,012 for the three-month period ended June 30, 2012 from $378,612 for the same period in 2011. S & M expenses decreased $65,618 to $503,425 for the six-month period ended June 30, 2012 from $569,043 for the same period in 2011. Although no assurances can be given, S & M expenses should remain lower than 2011 levels, as in 2012 the S & M mix will be driven more by our internet and social marketing campaigns. We will also be launching our new BODY GLOVE SURGE product (see above) in the third quarter of 2012.

General and administrative (“G & A”) expenses increased $94,764 to $606,254 for the three-month period ended June 30, 2012 from $511,490 for the same period in 2011. G & A expenses increased $124,023 to $1,172,497 for the six-month period ended June 30, 2012 from $1,048,474 for the same period in 2011. The increase in G & A in the three and six month periods ended June 30, 2012 as compared to the same periods in 2011 is due primarily to an increase in expenses related to gearing up our Internet and ecommerce presence. Also included in G & A in the six-month periods ended June 30, 2012 and 2011 is approximately $0 and $15,000, respectively, paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments ended under the terms of the Separation Agreement on January 27, 2011.

Research and development (“R & D”) expenses were $18,439 for the three month period ended June 30, 2012 compared to $9,978 for the same period in 2011. R & D expenses were $35,487 for the six month period ended June 30, 2012 compared to $24,795 for the same period in 2011. We will continue to incur R & D expenses for the remainder of 2012 and into 2013 as we invest in science and new products based on this science.

We recorded a net loss of ($69,677), or $0.00 per share (basic and diluted), for the quarter ended June 30, 2012 compared to net income of $91,769, or $0.00 per share (basic and diluted), for the same period in 2011. We recorded a net loss of ($109,526), or ($0.01) per share (basic and diluted), for the six months ended June 30, 2012 compared to net income of $118,999, or $0.01 per share (basic and diluted), for the same period in 2011. The net loss in the three and six months ended June 30, 2012 as compared to net income for the same periods in 2011 is due primarily to lower gross margins and higher operating expenses as detailed above. The decreases in gross margin percents for the quarter and six months ended June 30, 2012 of 5.4% and 3.9%, respectively, impacted net income by approximately $120,000 in the second quarter and $155,000 year to date. Included in the three and six months ended June 30, 2012 is approximately $102,000 and $158,000, respectively, in operating expenses as part of our investment in internet and social marketing campaigns that we did not have in the same periods in 2011.

(c) Liquidity and Capital Resources

At June 30, 2012, our current assets exceeded our current liabilities by approximately $1,005,000 with a ratio of current assets to current liabilities of approximately 1.7 to 1. At June 30, 2012, cash on hand was $446,369, a decrease of $299,535 from December 31, 2011, primarily as the result of an increase in accounts receivable (net of reserves) of $464,955, an increase in inventory of $411,144 (net of reserves), an increase in prepaid expenses of $25,379, repayments of notes payable of $23,111, and a decrease in deferred revenue of $2,858 offset by issuances of notes payable of $47,344 and an increase in accounts payable and accrued expenses of $768,555 from December 31, 2011. Also, capital expenditures of $147,450 were made in the first six months of 2012. Accounts receivable increased as 2nd quarter 2012 sales were significantly higher than 4th quarter 2011 sales. Inventories increased due to higher anticipated sales in the 3rd quarter of 2012 as compared to the 1st quarter of 2012. Accounts payable and accrued expenses increased primarily due to the increase in inventory.

On February 9, 2011, we entered into an agreement with our largest vendor whereby extended payment terms were granted of up to 90 days from invoice date and up to a maximum credit limit of $750,000. In the second quarter of 2011, the credit limit was increased to $850,000. At June 30, 2012, there was no available credit under this agreement.

Net cash used in operating activities for the six months ended June 30, 2012 was $176,318 compared to net cash used in operating activities for the same period in 2011 of $15,700. Net cash used in operating activities was greater in 2012 than in 2011 primarily due to the net loss for the six months ended June 30, 2012 as compared to net income for the same period in 2011. The increase in accounts receivable in 2012 was less than the increase in accounts receivable in 2011 primarily due to average days’ sales outstanding being approximately 27 days as of June 30, 2012 compared to approximately 32 days at June 30, 2011. Inventories increased in 2012 comparably to the increase in inventories in 2011. Accounts payable and accrued expenses also increased in 2012 comparably as in 2011 due to extended payment terms negotiated with our main inventory suppliers. Historically, we have funded inventory purchases through trade credit and we expect that to continue.

As of June 30, 2012, we had $75,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. We have not redeemed any of these investments in 2012. We have obtained a revolving line of credit with a financial institution with a maturity of May 2013 that will accept these securities as collateral. The maximum amount that we may borrow is limited to 50% of the value of these auction rate securities. As of June 30, 2012 and December 31, 2011, the balance of this line of credit was $37,500, respectively.

Capital expenditures of $147,450 were made in the first six months of 2012 consisting primarily of new websites to enhance our Internet presence and computer software to upgrade back office systems. We have no material commitments for future capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2012, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32* 101*

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following financial information from PacificHealth Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets (unaudited) at June 30, 2012, and December 31, 2011, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011, (iii) Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICHEALTH LABORATORIES, INC.

By:	/S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 9, 2012

