Form 10-Q
period 2012-09-30
PACIFICHEALTH LABORATORIES INC
filed 2012-11-14
CIK 1000278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,871,772 shares of common stock, par value $0.0025, outstanding as of November 14, 2012.

1

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICHEALTH LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$274,477	$745,904
Other short-term investments	50,000	75,000
Accounts receivable, net	676,572	369,376
Inventories, net	746,104	571,403
Prepaid expenses	93,968	91,479
Total current assets	1,841,121	1,853,162

Property and equipment, net	140,182	26,729

Deposits	10,895	10,895

Total assets	$1,992,198	$1,890,786

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$25,000	$37,500
Notes payable	29,864	19,679
Accounts payable and accrued expenses (Includes related party of $16,000 and $32,000, respectively)	1,059,183	546,712
Deferred revenue	51,024	56,170
Total current liabilities	1,165,071	660,061

Commitments

Stockholders' equity:
Common stock, $.0025 par value; authorized 50,000,000 shares; issued and outstanding: 20,871,772 shares	52,179	52,179
Additional paid-in capital	21,364,686	21,313,319
Accumulated deficit	(20,589,738)	(20,134,773)

	827,127	1,230,725

Total liabilities and stockholders' equity	$1,992,198	$1,890,786

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenues:
Net product sales	$1,721,119	$1,971,624	$5,701,292	$5,948,461

Cost of goods sold	1,136,016	1,120,865	3,505,914	3,332,367

Gross profit	585,103	850,759	2,195,378	2,616,094

Operating expenses:
Sales and marketing	339,098	414,453	842,523	983,496
General and administrative (Includes related party consulting of $48,189, $48,000, $146,809 and $139,000, respectively)	567,427	529,585	1,739,924	1,578,059
Research and development	16,458	16,141	51,945	40,936
	922,983	960,179	2,634,392	2,602,491

(Loss) income before other expense and provision for income taxes	(337,880)	(109,420)	(439,014)	13,603

Other expense:
Other income	-	-	-	2,100
Interest income	125	112	359	391
Interest expense	(7,684)	(7,367)	(16,310)	(13,770)
	(7,559)	(7,255)	(15,951)	(11,279)

(Loss) income before provision for income taxes	(345,439)	(116,675)	(454,965)	2,324

Provision for income taxes	-	-	-	-

Net (loss) income	$(345,439)	$(116,675)	$(454,965)	$2,324

Basic (loss) income per share	$(0.02)	$(0.01)	$(0.02)	$0.00

Diluted (loss) income per share	$(0.02)	$(0.01)	$(0.02)	$0.00

Weighted average common shares - basic	20,871,772	20,865,257	20,871,772	19,100,056

Weighted average common shares - diluted	20,871,772	20,865,257	20,871,772	19,330,073

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net (loss) income	$(454,965)	$2,324
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	56,956	32,968
Bad debts	9,000	9,000
Equity instrument-based expense	51,367	49,204
Changes in assets and liabilities:
Accounts receivable	(316,196)	(320,692)
Inventories	(174,701)	(115,279)
Prepaid expenses	(2,489)	(59,946)
Accounts payable and accrued expenses (Includes related party of ($16,000) and $37,000, respectively)	512,471	159,323
Deferred revenue	(5,146)	4,965
Net cash used in operating activities	(323,703)	(238,133)

Cash flows from investing activities:
Proceeds from sales of other short-term investments	25,000	75,000
Purchase of property and equipment	(170,409)	(7,376)
Net cash (used in) provided by investing activities	(145,409)	67,624

Cash flows from financing activities:
Net repayments on line of credit	(12,500)	(37,500)
Issuances of notes payable	47,344	65,427
Repayments of notes payable	(37,159)	(46,743)
Common stock issued	-	1,095,000
Net cash (used in) provided by financing activities	(2,315)	1,076,184

Net (decrease) increase in cash and cash equivalents	(471,427)	905,675

Cash and cash equivalents, beginning balance	745,904	134,165

Cash and cash equivalents, ending balance	$274,477	$1,039,840

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,310	$13,770

Cash paid for income taxes	$2,520	$15,636

The accompanying notes should be read in conjunction with the financial statements.

PACIFICHEALTH LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the SEC. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred declining revenues, significant operating losses, and has an accumulated deficit of $20,589,738 as of September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response to this, the Company has initiated efforts to raise additional funding around its BODY GLOVE SURGE™ product line and closed on a $222,000 loan from American Express Merchant Financing on October 24, 2012 (see Note 12 below.)

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

The Company has a sales agreement with GNC, a significant customer of the Company, whereby unsold product is subject to return provisions. In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605,”Revenue Recognition”. Certain of the products shipped are under a “pay on scan” model and revenue is deferred by the Company until such time as the customer sells through such products to the end consumer. The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheets as of September 30, 2012 and December 31, 2011 amounted to $51,024 and $56,170, respectively.

3. Other Short-Term Investments

Excess cash is invested in auction rate securities with long-term maturities, the interest rates of which are reset periodically (typically between 7 and 35 days) through a competitive bidding process often referred to as a "Dutch auction". Accordingly, the Company has classified such investments as other short-term investments. During the three and nine months ended September 30, 2012, the Company redeemed $25,000 of these investments.

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

The Company has classified these investments as Level 2 inputs.

4. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2012	2011
Raw materials	$-	$5,511
Packaging supplies	4,380	1,897
Finished goods	701,828	521,511
Finished goods on consignment	39,896	42,484
	$746,104	$571,403

Included above are reserves against finished goods of $36,171 and $37,121, respectively, at September 30, 2012 and December 31, 2011.

5. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2012	2011
Furniture and equipment	$671,234	$537,655
Molds and dies	153,196	116,366
	824,430	654,021

Less accumulated depreciation	684,248	627,292
	$140,182	$26,729

6. Common Stock Issuances and Stock-Based Compensation

The Company accounts for equity instrument issuances for compensation (including common stock, options, and warrants) in accordance with ASC 718. Such equity issuances encompass transactions in which an entity exchanges its equity instruments for goods or services including such transactions in which an entity obtains employee and consulting services in share-based payment transactions and issuances of stock options to employees and consultants. The Company recorded charges of $15,485 and $16,402, respectively, in the three month periods ended September 30, 2012 and 2011, representing the effect on loss from operations, loss before provision for income taxes and net loss. The Company recorded charges of $51,367 and $49,204, respectively, in the nine month periods ended September 30, 2012 and 2011.

Employee Compensation

The Company recorded charges of $13,126 and $14,292 during the three months ended September 30, 2012 and 2011, respectively, for previously issued equity instruments to employees. The Company recorded charges of $44,318 and $42,876 during the nine months ended September 30, 2012 and 2011, respectively, for previously issued equity instruments to employees.

The Company did not grant any options to employees during the three and nine months ended September 30, 2012 and 2011, respectively.

Non-Employee Compensation

The Company granted no stock options to consultants during the three and nine months ended September 30, 2012 and 2011. The Company recorded charges of $728 and $0 in the three month periods ended September 30, 2012 and 2011, respectively, for previously issued stock options to consultants. The Company recorded charges of $2,184 and $0 in the nine month periods ended September 30, 2012 and 2011, respectively, for previously issued stock options to consultants.

The Company recorded charges of $1,609 and $2,110 in the three month periods ended September 30, 2012 and 2011, respectively, for previously issued warrants to non-employee athlete endorsers. The Company recorded charges of $4,843 and $6,328 in the nine month periods ended September 30, 2012 and 2011, respectively, for previously issued warrants to non-employee athlete endorsers.

The Company granted 5,000 warrants to non-employee athlete endorsers during the three and nine month periods ended September 30, 2012. The Company recorded charges of $22 for both the three and nine month periods ended September 30, 2012 for these warrants to non-employee athlete endorsers. The Company did not grant any warrants to non-employee athlete endorsers during the three and nine month periods ended September 30, 2011.

In summary, compensation charges to operations for the periods presented are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Employee compensation	$13,126	$14,292	$44,318	$42,876
Non-employee compensation	2,359	2,110	7,049	6,328
	$15,485	$16,402	$51,367	$49,204

A summary of employee options activity under the plans as of September 30, 2012 and changes during the nine-month period then ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2012	1,728,500	$0.25
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	(46,000)	2.02
Cancelled during the period	(75,000)	0.16
Outstanding, September 30, 2012	1,607,500	$0.21	2.44	$-0-
Exercisable, September 30, 2012	994,165	$0.23	1.88	$-0-

The market value of the Company’s common stock as of September 30, 2012 was $0.12 per share.

As of September 30, 2012, the total fair value of non-vested awards amounted to $51,306. The weighted average remaining period over which such options are expected to be recognized is 1.40 years.

A summary of non-employee options activity under the plans as of September 30, 2012 and changes during the nine-month period then ended are presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Balance, January 1, 2012	25,000	$0.27
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	-	-
Outstanding, September 30, 2012	25,000	$0.27	1.13	$-
Exercisable, September 30, 2012	12,500	$0.27	1.13	$-

As of September 30, 2012, the total fair value of non-vested awards amounted to $728. The weighted average remaining period over which such options are expected to be recognized is 0.25 years.

A summary of warrant activity as of September 30, 2012 and changes during the nine-month period then ended is presented below:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Warrants	Shares	Price	Value
Balance, January 1, 2012	2,890,500	$0.31
Granted during the period	5,000	0.18
Expired during the period	(12,500)	0.14
Outstanding, September 30, 2012	2,883,000	$0.31	$-0-
Exercisable, September 30, 2012	2,815,500	$0.31	$-0-

As of September 30, 2012, the total fair value of non-vested awards amounted to $1,853. The weighted average remaining period over which such warrants are expected to be recognized is 0.61 years.

7. Income Taxes

The Company has approximately $18,102,000 in Federal and $4,752,000 in state net operating loss carryovers available as of September 30, 2012 that can be used to offset future taxable income in calendar years 2012 through 2032. The net operating loss carryovers begin to expire in the year 2016 through the year 2032. As of September 30, 2012, the Company has fully reserved for these net operating loss carryovers.

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

The Company has recorded a liability related to uncertain tax positions in the amount of $7,368 and $8,768, respectively, at September 30, 2012 and December 31, 2011 relating to certain states in which the Company is required to file state tax returns as they have effectively established nexus in these states. These amounts have been recorded as a component of accounts payable and accrued expenses on the balance sheet.

The Company’s 2009, 2010 and 2011 Federal and state income tax returns are open for examination.

8. Concentrations

Significant customer sales and vendor inventory purchase concentrations are summarized as follows:

	Net Sales		Net Sales
	Three Months Ended		Nine Months Ended		A/R Balance	A/R Balance
	09/30/12	09/30/11	09/30/12	09/30/11	09/30/12	12/31/11
Customer A	15%	14%	14%	16%	29%	33%
Customer B	*	16%	11%	13%	*	*
Customer C	12%	*	10%	*	*	*
Customer D	11%	*	*	*	31%	*

	Net Inventory Purchases		Net Inventory Purchases
	Three Months Ended		Nine Months Ended		A/P Balance	A/P Balance
	09/30/12	09/30/11	09/30/12	09/30/11	09/30/12	12/31/11
Vendor A	70%	77%	76%	73%	55%	57%
Vendor B	28%	18%	21%	23%	10%	*

* - Not applicable or less than 10%

9. Line of Credit

The Company obtained a one-year revolving line of credit with a financial institution with an interest rate equal to the Wall Street Journal Prime Rate (3.25% as of September 30, 2012) with a floor of 5.00%. This line is collateralized by the short-term investments. The maximum amount that the Company may borrow is limited to 50% of the value of these short-term investments and is due May 21, 2013. As of September 30, 2012 and December 31, 2011, the outstanding balance was $25,000 and $37,500, respectively. The weighted average interest rate on this line of credit was 5% for the three and nine months ended September 30, 2012 and 2011.

10. Consulting Agreements

On February 4, 2011, the Company entered into a consulting agreement with Signal Nutrition LLC (“Signal”), a company controlled by a director of the Company. Under terms of the agreement, Signal will work with outside researchers, assist in developing new products, and formulate sales and marketing plans for the Company. The agreement has an indefinite term with an option by either party to terminate the agreement with thirty (30) days notice. The Company will pay Signal a fee of $16,000 per month, commencing March 1, 2011, plus approved expenses during the term of the agreement. Expense for the three months ended September 30, 2012 and 2011 was $48,189 and $48,000, respectively. Expense for the nine months ended September 30, 2012 and 2011 was $146,809 and $139,000, respectively. Included in accounts payable and accrued expenses at September 30, 2012 and December 31, 2011 is $16,000 and $32,000, respectively, relating to this agreement.

On July 1, 2012, the Company revised their April 1, 2012 agreement with an outside party to provide social media advisory, consulting, and development services by decreasing the monthly payments to $10,000. The agreement can be terminated with thirty (30) days notice for any reason starting June 1, 2013 or before that time if the outside party does not meet its obligations as outlined in the agreement. The Company expensed $30,178 during the three months ended September 30, 2012 under the revised agreement. The Company expensed $122,241 during the nine months ended September 30, 2012 under both agreements. There was no expense related to these agreement s in the three and nine months ended September 30, 2011. The Company terminated this agreement effective September 30, 2012.

On May 1, 2012, the Company entered into a consulting agreement with an outside party to provide consulting services in connection with the Company’s launch of its new BODY GLOVE SURGE™ energy gel as well as provide west coast sales services for the Company’s other brands. Under terms of the agreement, the Company will pay the consultant a fee of $5,500 per month plus approved expenses and a bonus based on sales. The agreement runs through December 31, 2012. Consulting expense for the three and nine months ended September 30, 2012 was $16,500 and $26,125, respectively. This agreement will be terminated with an effective termination date of November 30, 2012.

11. Vendor Agreement

On February 9, 2011, the Company entered into an agreement with its largest vendor whereby extended payment terms were granted to the Company up to 90 days from invoice date and up to a maximum credit limit of $750,000. In the second quarter of 2011, the credit limit was increased to $850,000. Unpaid invoices under this agreement will bear simple interest at an annual rate of 5%, calculated on a per diem basis, during the period commencing 31 days following the invoice date until paid, payable monthly. Additionally, the vendor has a security interest in the Company’s accounts receivable. At September 30, 2012, there was $269,496 of available credit under this agreement. Interest expense under this agreement was $6,764 and $14,091, respectively, for the three and nine months ended September 30, 2012. Interest expense under this agreement was $5,192 and $9,561, respectively, for the three and nine months ended September 30, 2011.

12. Subsequent Events

On October 24, 2012, the Company closed on a loan from American Express Merchant Financing in the amount of $222,000. This loan matures in October 2013, bears a 6% fee, and is subject to certain financial covenants. This loan will be repaid utilizing 30% of the proceeds each time the Company’s customers make a payment using an American Express card. If the loan is not repaid by October 23, 2013, the loan will then be repaid utilizing 100% of the proceeds each time the Company’s customers make a payment using an American Express card until such time as the loan is paid in full.

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

In the third quarter of 2012, we introduced in a test market in Southern California our first product in conjunction with the License Agreement we signed with Body Glove International, a water sports and outdoor activities company. This product will be a form of our 2ND SURGE Ultra Energy Gel under the brand name BODY GLOVE SURGE™. This product is ideal for individuals who participate in active sports including surfing, skateboarding, and bicycle motocross (BMX). Active sports represent the fastest growing segment in sports participation. Our new association with Body Glove should help us gain penetration among this group of consumers. We expect to expand this test market to Florida and the Carolinas in early 2013.

(b) Results of Operations – Three and Nine Months Ended September 30, 2012 and 2011

Revenues for the three-month period ended September 30, 2012 were $1,721,119 as compared to $1,971,624 for the same period in 2011. Revenues for the nine-month period ended September 30, 2012 were $5,701,292 as compared to $5,948,461 for the same period in 2011. Included in revenues for the three and nine months ended September 30, 2011 is approximately $3,000 and $28,000, respectively, of weight regulation sales that have been discontinued. The biggest impact to revenue in the third quarter was the transitioning from our old formula ACCELERADE and ENDUROX R4 to our new all-natural formulas. Our largest bicycle retail customer that transitioned over to all-natural in June had to manage through the sell-through of the old formula in the third quarter which negatively impacted their purchases from us. In addition, we invested in markdown monies in support of the sell-through of the old formula with this and other major customers. This, coupled with the reduction in inventory purchases from our nutritional channel customers ahas impacted our year to date revenues.

For the three months ended September 30, 2012, gross profit margin on product sales was 34.0% compared to 43.2% for the same period in 2011. For the nine months ended September 30, 2012, gross profit margin on product sales was 38.5% compared to 44.0% for the same period in 2011. In the third quarter of 2012 and the first nine months of 2012, we offered approximately $33,000 (1.9% of revenues) and $74,000 (1.3% of revenues), respectively, in sales discounts to certain customers to move old-labeled products from their shelves in order to accelerate availability of our new all-natural products. These discounts are not expected to continue after the third quarter of 2012. Product costs also increased approximately $155,000 (9.0% of sales) and $396,000 (6.9% of sales), respectively, for the three and nine months ended September 30, 2012 as a result of across the board raw material price increases, most notably higher protein costs. We expect to continue to be challenged by these rising costs throughout 2012 and into 2013.

Sales and marketing (“S & M”) expenses decreased $75,355 to $339,098 for the three-month period ended September 30, 2012 from $414,453 for the same period in 2011. S & M expenses decreased $140,973 to $842,523 for the nine-month period ended September 30, 2012 from $983,496 for the same period in 2011. Although no assurances can be given, S & M expenses may increase as we launch our new BODY GLOVE SURGE product (see above) in the remainder of 2012 and into 2013.

General and administrative (“G & A”) expenses increased $37,842 to $567,427 for the three-month period ended September 30, 2012 from $529,585 for the same period in 2011. G & A expenses increased $161,865 to $1,739,924 for the nine-month period ended September 30, 2012 from $1,578,059 for the same period in 2011. The increase in G & A in the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011 is due primarily to increases in expenses related to attempting to gear up our Internet and ecommerce presence of $48,557 and $206,174, respectively, for the three and nine months ended September 30, 2012. These expenses have ceased in the 4th quarter of 2012. Also included in G & A in the nine-month periods ended September 30, 2012 and 2011 is approximately $0 and $15,000, respectively, paid to the former CEO in the form of a non-compete clause pursuant to his Separation Agreement. These payments ended under the terms of the Separation Agreement on January 27, 2011.

Research and development (“R & D”) expenses were $16,458 for the three month period ended September 30, 2012 compared to $16,141 for the same period in 2011. R & D expenses were $51,945 for the nine month period ended September 30, 2012 compared to $40,936 for the same period in 2011. We will continue to incur R & D expenses for the remainder of 2012 and into 2013 as we invest in science and new products based on this science.

We recorded a net loss of ($345,439), or ($0.02) per share (basic and diluted), for the quarter ended September 30, 2012 compared to a net loss of ($116,675), or ($0.01) per share (basic and diluted), for the same period in 2011. We recorded a net loss of ($454,965), or ($0.02) per share (basic and diluted), for the nine months ended September 30, 2012 compared to net income of $2,324, or $0.00 per share (basic and diluted), for the same period in 2011. The higher net loss in the three months ended September 30, 2012 as compared to the same period in 2011 and the net loss in the nine months ended September 30, 2012 as compared to net income for the same period in 2011 is due primarily to lower revenues and lower gross margins as discussed above.

(c) Liquidity and Capital Resources

At September 30, 2012, our current assets exceeded our current liabilities by approximately $676,000 with a ratio of current assets to current liabilities of approximately 1.6 to 1. At September 30, 2012, cash on hand was $274,477, a decrease of $471,427 from December 31, 2011, primarily as the result of an increase in accounts receivable (net of reserves) of $307,196, an increase in inventory of $174,701, an increase in prepaid expenses of $2,489, repayments of notes payable of $37,159, repayments on line of credit of $12,500, and a decrease in deferred revenue of $5,146 offset by issuances of notes payable of $47,344, proceeds from the sale of other short-term investments of $25,000, and an increase in accounts payable and accrued expenses of $512,471 from December 31, 2011. Also, capital expenditures of $170,409 were made in the first nine months of 2012 consisting primarily of new websites to enhance our Internet presence and computer software to upgrade back office systems. We have no material commitments for future capital expenditures.Accounts receivable increased as third quarter 2012 sales were significantly higher than 4th quarter 2011 sales. Inventories increased due to higher anticipated sales in 2012. Accounts payable and accrued expenses increased primarily due to the increase in inventory and operating expenses.

On February 9, 2011, we entered into an agreement with our largest vendor whereby extended payment terms were granted of up to 90 days from invoice date and up to a maximum credit limit of $750,000. In the second quarter of 2011, the credit limit was increased to $850,000. At September 30, 2012, there was $269,496 of available credit under this agreement.

Net cash used in operating activities for the nine months ended September 30, 2012 was $323,703 compared to net cash used in operating activities for the same period in 2011 of $238,133. Net cash used in operating activities was greater in 2012 than in 2011 primarily due to the net loss for the nine months ended September 30, 2012 as compared to net income for the same period in 2011. Inventories increased in 2012 greater than the increase in inventories in 2011 primarily due to higher anticipated sales as well as higher product costs due to raw material cost increases and formulating an all-natural product. Accounts payable and accrued expenses increased greater in 2012 compared to in 2011 due to increased utilization in 2012 of our extended payment terms negotiated with our main inventory suppliers as well as greater inventory increases. Historically, we have funded inventory purchases through trade credit and we expect that to continue.

As of September 30, 2012, we had $50,000 invested in auction rate securities that are presented as short-term investments on the balance sheet. We redeemed $25,000 of these securities in August 2012. We have obtained a revolving line of credit with a financial institution with a maturity of May 2013 that will accept these securities as collateral. The maximum amount that we may borrow is limited to 50% of the value of these auction rate securities. As of September 30, 2012 and December 31, 2011, the balance of this line of credit was $25,000 and $37,500, respectively.

(d) Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

(e) Going Concern

We have incurred declining revenues, significant operating losses, and have an accumulated deficit of $20,589,738 as of September 30, 2012. These factors raise substantial doubt about our ability to continue as a going concern. In response to this, we have initiated efforts to raise additional funding around our BODY GLOVE SURGE product line and closed on a $222,000 loan from American Express Merchant Financing on October 24, 2012. If we are unable to raise additional funding, we may have to delay payments to some consultants and suppliers and decrease our marketing expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2012, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; that such information is accumulated and disclosed to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number ________	Description of Exhibit _____________________
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32* 101*

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following financial information from PacificHealth Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets (unaudited) at September 30, 2012, and December 31, 2011, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2012 and 2011, (iii) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICHEALTH LABORATORIES, INC.

By:	/S/ STEPHEN P. KUCHEN
STEPHEN P. KUCHEN Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 14, 2012

